Form 10-Q
period 1999-06-30
PAC-WEST TELECOMM INC
filed 1999-09-27
CIK 1071598

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number: 333-76779
                            PAC-WEST TELECOMM, INC.
             (Exact name of registrant as specified in its charter)


        California                          68-0383568
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


4210 Coronado Avenue                        95204
Stockton, California                        (Zip Code)
(Address of principal executive offices)

                                 (209) 926-3300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [___] No [X]

As of August 31, 1999, the Company had an aggregate of 12,562,470 shares of Common Stock issued and outstanding.

                            PAC-WEST TELECOMM, INC.
                                Table of Contents





                                                                                    PAGE
                                                                                    ----
PART I                      FINANCIAL INFORMATION

  Item 1. Financial Statements
          Condensed Balance Sheets (Unaudited) - June 30, 1999
            and December 31, 1998................................................     1
          Condensed Statements of Income (Unaudited) - Three month periods ended
            June 30, 1999 and 1998 and Six month periods ended
            June 30, 1999 and 1998...............................................     2
          Condensed Statements of Cash Flows (Unaudited) - six month periods
            ended June  30, 1999 and 1998........................................     3
          Notes to Unaudited Condensed Financial Statements......................     4

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations............................................    10

  Item 3. Quantitative and Qualitative Disclosures About Market Risks............    19

PART II                       OTHER INFORMATION

  Item 1. Legal Proceedings.....................................................     20
  Item 2. Changes in Securities and Use of Proceeds.............................     20
  Item 6. Reports on Form 8-K...................................................     20

SIGNATURES......................................................................     21


                                    PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PAC-WEST TELECOMM, INC.

                     Condensed Balance Sheets (Unaudited)

                                    ASSETS

                                                                                                  June 30,       December 31,
                                                                                                    1999             1998
                                                                                                ------------     ------------
Current Assets:
    Cash & cash equivalents                                                                     $ 38,886,000     $ 15,236,000
    Restricted cash                                                                               20,066,000              -
    Trade accounts receivable, net of allowances for doubtful
       accounts of $463,000 at June 30, 1999 and
       $400,000 at December 31, 1998, respectively                                                 5,107,000        4,623,000
    Accounts receivable from related parties                                                          68,000           64,000
    Income taxes receivable                                                                          374,000        1,971,000
    Inventories                                                                                      629,000          447,000
    Prepaid expenses and other current assets                                                        862,000          861,000
    Deferred financing costs, net                                                                    600,000          457,000
    Deferred tax assets                                                                            1,640,000          151,000
                                                                                                ------------     ------------
            Total current assets                                                                  68,232,000       23,810,000

Equipment, Vehicles and Leasehold Improvements, net                                               76,010,000       57,294,000

Deferred Financing Costs, Net                                                                      5,692,000        1,195,000

Other Assets                                                                                         274,000          194,000
                                                                                                ------------     ------------
            Total assets                                                                        $150,208,000     $ 82,493,000
                                                                                                ============     ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Current portion of notes payable                                                           $    114,000     $    132,000
     Accounts payable                                                                             11,936,000        5,147,000
     Accrued payroll and related expenses                                                            915,000          846,000
     Accrued interest on Senior Notes                                                              8,547,000              -
     Other accrued liabilities                                                                     2,077,000        2,153,000
                                                                                                ------------     ------------
            Total current liabilities                                                             23,589,000        8,278,000

Long-Term Debt and Other Long-Term Obligations                                                   150,062,000      100,116,000

Deferred Income Taxes                                                                              3,542,000        1,888,000
                                                                                                ------------     ------------
            Total liabilities                                                                    177,193,000      110,282,000

 Commitments and Contingencies

 Convertible Redeemable Preferred Stock, $0.001 par value; 1,750,000 shares authorized; 1,250,000 issued and outstanding (preference in liquidation of $45,000,000, plus accrued cumulative dividends of $ 3,649,000 at June 30, 1999
     and $1,324,000 at December 31, 1998)                                                         48,649,000       46,324,000
                                                                                                ------------     ------------

Stockholders' Equity (Deficit):
     Common stock, $0.001 par value, 15,000,000 shares authorized
        and 12,562,470 shares issued and outstanding                                                  13,000           13,000
     Additional paid-in capital                                                                    6,585,000        8,910,000
     Notes receivable from stockholders                                                             (233,000)        (233,000)
     Retained earnings (deficit)                                                                 (81,999,000)     (82,803,000)
                                                                                                ------------     ------------
            Total stockholders' equity (deficit)                                                 (75,634,000)     (74,113,000)
                                                                                                ------------     ------------
            Total liabilities and stockholders' equity (deficit)                                $150,208,000     $ 82,493,000
                                                                                                ============     ============

              See notes to these condensed financial statements.

                            PAC-WEST TELECOMM, INC.

                  Condensed Statements of Income (Unaudited)

                                                          Three Month Period Ended             Six Month Period Ended
                                                       ------------------------------     --------------------------------
                                                       June 30, 1999    June 30, 1998     June 30, 1999      June 30, 1998
                                                       -------------    -------------     -------------      -------------
Revenues                                                $15,848,000       $9,680,000       $30,264,000        $19,932,000

Costs and Expenses:
   Operating                                              4,691,000        4,060,000         8,753,000          7,791,000
   Selling, general and administrative                    5,260,000        2,217,000         9,563,000          4,219,000
   Depreciation and amortization                          1,843,000          856,000         3,292,000          1,701,000
                                                        -----------       ----------       -----------        -----------

           Total costs and expenses                      11,794,000        7,133,000        21,608,000         13,711,000
                                                        -----------       ----------       -----------        -----------

           Income from operations                         4,054,000        2,547,000         8,656,000          6,221,000

Other Expense (Income):
   Interest expense                                       4,452,000          409,000         8,502,000            786,000
   Interest income                                         (658,000)         (80,000)       (1,185,000)          (128,000)
   Cost of merger with PWT Acquisition Corp.
        and recapitalization                                    -             58,000               -               81,000
                                                        -----------       ----------       -----------        -----------
           Total other expense, net                       3,794,000          387,000         7,317,000            739,000
                                                        -----------       ----------       -----------        -----------

           Income before provision for income taxes         260,000        2,160,000         1,339,000          5,482,000

Provision for Income Taxes                                  103,000          864,000           535,000          2,193,000
                                                        -----------       ----------       -----------        -----------

           Net income                                   $   157,000       $1,296,000       $   804,000        $ 3,289,000
                                                        ===========       ==========       ===========        ===========

Accrued preferred stock dividends                       $(1,183,000)             -         $(2,325,000)               -
                                                        -----------       ----------       -----------        -----------
Net income (loss) applicable to
   common stockholders                                  $(1,026,000)      $1,296,000       $(1,521,000)       $ 3,289,000
                                                        ===========       ==========       ===========        ===========
Basic and diluted net income (loss) per share           $     (0.08)      $    12.96       $     (0.12)       $     32.89
                                                        ===========       ==========       ===========        ===========
Basic and diluted weighted average shares outstanding    12,562,470          100,000        12,562,470            100,000
                                                        ===========       ==========       ===========        ===========

              See notes to these condensed financial statements.

                            PAC-WEST TELECOMM, INC.

                Condensed Statements of Cash Flows (Unaudited)

                                                                             Six Month Period Ended
                                                                        --------------------------------
                                                                         June 30, 1999     June 30, 1998
                                                                        ---------------    -------------
Operating Activities:
   Net income                                                            $     804,000      $ 3,289,000
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                        3,292,000        1,701,000
        Amortization of deferred financing costs                               775,000              -
        Interest earned on restricted cash                                    (370,000)             -
        Provision for doubtful accounts                                         63,000            6,000
        Deferred income tax provision                                          165,000          517,000
        Changes in operating assets and liabilities:
          Accounts receivable                                                 (551,000)         768,000
          Income taxes receivable                                            1,597,000              -
          Inventories                                                         (182,000)         (28,000)
          Prepaid expenses and other current assets                             (1,000)        (738,000)
          Other assets                                                        (180,000)          (4,000)
          Accounts payable and accrued liabilities                           6,782,000        1,876,000
          Accrued interest on Senior Notes                                   8,547,000              -
                                                                         -------------      -----------
            Net cash provided by operating activities                       20,741,000        7,387,000
                                                                         -------------      -----------

Investing Activities:
    Purchase of equipment, vehicles and leasehold improvements             (21,908,000)      (7,520,000)
    Purchase of investments (classified as restricted cash)                (19,696,000)             -
    Proceeds from disposal of equipment                                            -             87,000
                                                                         -------------      -----------
            Cash used in investing activities                              (41,604,000)      (7,433,000)
                                                                         -------------      -----------

Financing Activities:
    Proceeds from issuance of Senior Notes                                 150,000,000              -
    Payments for financing costs                                            (5,415,000)             -
    Repayment of senior secured borrowings                                (100,000,000)             -
    Borrowings under notes payable and capital leases                              -          5,723,000
    Principal payments on notes payable and capital leases                     (72,000)      (2,705,000)
                                                                         -------------      -----------

            Net cash provided by financing activities                       44,513,000        3,018,000
                                                                         -------------      -----------

            Net increase in cash and cash equivalents                       23,650,000        2,972,000

Cash and Cash Equivalents:
    Beginning of period                                                     15,236,000        3,603,000
                                                                         -------------      -----------

    End of period                                                        $  38,886,000      $ 6,575,000
                                                                         =============      ===========

              See notes to these condensed financial statements.

                             PAC-WEST TELECOMM, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1999



1.   Basis of Presentation:

     These accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods indicated have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto of Pac-West Telecomm, Inc. (the Company) as of and for the year ended December 31, 1998.


2.   Organization:

     Pac-West Telecomm, Inc. is a rapidly growing provider of integrated telecommunications services in the western United States to Internet service providers (ISPs), medium and small businesses, and enhanced communications service providers.

     On September 16, 1998, the Company completed a merger with PWT Acquisition Corp. (PWT) and a recapitalization of the Company (the Transaction). PWT was formed by a group of investors for the purpose of injecting additional equity into the Company and effecting the recapitalization. In connection with the Transaction, PWT was merged into the Company, with the Company being the surviving corporation. Immediately following consummation of the Transaction, the previous stockholders continued to hold approximately 28 percent of the issued and outstanding common stock of the Company. As a result of the continued significant ownership interests of the previous stockholders, no adjustments were made to the historical carrying amounts of the Company's assets and liabilities as a result of the Transaction.


3.   Recent Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and for Hedging Activities," effective for fiscal years beginning after June 15, 1999. Management does not expect adoption of SFAS No. 133 in future periods to have a significant impact on the Company's financial statements.


4.  Restricted Cash:

  Restricted cash represents short-term investments deposited in an interest reserve trust account to fund initial interest payments due through February 1, 2000 under the $150,000,000 of Senior Notes.

                            PAC-WEST TELECOMM, INC.
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

5.   Equipment, Vehicles and Leasehold Improvements:

     Equipment, vehicles and leasehold improvements include network and other communication equipment, office furniture and equipment, vehicles, leasehold improvements, projects-in-progress and equipment deposits. These assets are stated at cost, which includes direct costs and capitalized interest, and are depreciated once placed in service using the straight-line method. Capitalized interest of $1,387,000 and $0 was recorded during the six month periods ended June 30, 1999 and 1998, respectively. Repair and maintenance costs are expensed as incurred.

     Equipment, vehicles and leasehold improvements at June 30, 1999 and December 31, 1998 consist of the following:

                                                                 June 30,    December 31,
                                                                   1999          1998
                                                               ------------  -------------
        Network and other communication equipment............  $51,815,000    $29,817,000
        Office furniture and equipment.......................    2,567,000      1,965,000
        Vehicles.............................................      906,000        717,000
        Leasehold improvements...............................    7,834,000      5,581,000
        Projects-in-progress.................................   22,464,000     25,597,000
                                                               -----------    -----------
                                                                85,586,000     63,677,000
        Less: Accumulated depreciation and amortization......   (9,576,000)    (6,383,000)
                                                               -----------    -----------
        Equipment, vehicles and leasehold improvements, net..  $76,010,000    $57,294,000
                                                               ===========    ===========

     Included in projects-in-progress at December 31, 1998 is $20,828,000 for deposits paid or payable on equipment not in service at year-end.


6.   Deferred Financing Costs, net:

     Deferred financing costs, net consist primarily of capitalized amounts for underwriter fees, professional fees and other expenses related to the issuance of the $150,000,000 of Senior Notes. The deferred financing costs are being amortized over the estimated 10-year term of the Notes beginning January 29, 1999. Amortization expense for the six month period ended June 30, 1999 was $250,000, which is included in interest expense in the accompanying condensed statements of income.


7.   Income Taxes:

     The provision for income taxes for the six month periods ended June 30, 1999 and 1998 consist of the income tax determined by applying the applicable statutory federal income tax rate of 34% plus 6% for state income taxes net of federal income tax benefit.

                            PAC-WEST TELECOMM, INC.
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)


8.   Long-Term Debt and Other Long-Term Obligations:

     Long-term debt and other long-term obligations at June 30, 1999 and December 31, 1998 consists of the following:

                                                  June 30,    December 31,
                                                    1999          1998
                                                ------------  ------------
         Senior secured borrowings and other
           long-term obligations..............  $          0  $100,000,000
         Senior Notes.........................   150,000,000             0
         Notes payable, less current portion..        62,000       116,000
                                                ------------  ------------
         Total long-term debt.................  $150,062,000  $100,116,000
                                                ============  ============

     On January 29, 1999, the Company issued $150,000,000 of Senior Notes at par. The Senior Notes bear interest at 13.5 percent payable in semiannual installments, with principal due on February 1, 2009.

     Proceeds of the Senior Notes were used to repay $100,000,000 of senior secured borrowings (including $9,000,000 of other long-term obligations subsequently financed through senior secured borrowings) and to establish an interest reserve account to cover interest payments due under the Senior Notes through February 1, 2000.

     The Senior Notes carry provisions that allow the Company, at its option, to
(i) redeem up to 35 percent of the notes with proceeds of certain public offerings of equity prior to February 1, 2002, (ii) redeem all or part of the notes at specified prices on or after February 1, 2004, or (iii) offer to exchange the notes within 180 days from the issue date for a new issue of identical debt securities registered under the Securities Act of 1933, as amended (the Securities Act). The Company is in the process of registering these notes under the Securities Act.

     Basic covenants of these notes restrict the Company's future ability to pay dividends, repurchase stock, pledge or sell assets as security for other transactions, or engage in mergers and business combinations. The covenants allow the Company to incur additional debt subject to various limitations.

     The Company has a new three-year senior credit facility that provide for initial borrowings of $20.0 million and future borrowings of up to an additional $20.0 million to finance working capital, the cost of the Company's planned capital expansion and other corporate transactions. The borrowings are secured by substantially all of the Company's assets. Borrowings under this new senior credit facility will bear interest, at the Company's option, at (1) the Base Rate (as defined) or (2) the LIBOR Rate plus between 2.25% and 3.5%. As of June 30, 1999, there were no amounts outstanding under this facility and the borrowing rate would have been approximately 8.0%. The credit facility requires the Company to meet certain financial tests, including, without limitation, maximum levels of debt as a ratio of EBITDA (as defined), minimum interest coverage and maximum amount of capital expenditures. The credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness (including the Senior Notes), liens and encumbrances and other matters customarily restricted in such agreements.

                            PAC-WEST TELECOMM, INC.
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)


9.   Purchase Commitments:

     At June 30, 1999, the Company has approximately $38,000,000 of purchase orders outstanding for network equipment due for delivery during 1999 and 2000. These purchase orders are cancelable without penalty up to 60 days prior to delivery and are expected to be financed from proceeds received from the Senior Notes (see Note 8) and from internally generated cash flows.

     In addition, the Company is in the process of implementing a new billing and operations support system. Total estimated costs for this system aggregate approximately $15,000,000 of which approximately $7,500,000 is estimated to be incurred in 1999, $6,000,000 in 2000, and $1,500,000 in 2001. Of the $7,500,000
estimated to be incurred in 1999, $2,700,000 is recorded in projects-in-progress at June 30, 1999.


10.  Revenue Recognition:

     Service revenues are recognized in the month in which the service is provided, except for reciprocal compensation generated by calls placed to Internet service providers connected through the Company's network. The rights of competitive local exchange carriers, such as the Company, to receive this type of compensation is the subject of numerous regulatory and legal challenges (see Note 14). Until this issue is ultimately resolved, the Company will recognize this revenue on a cash-received basis.

     The two incumbent local exchange carriers (ILECs) with which the Company has interconnection agreements have withheld payments from amounts billed by the Company under their agreements since August 1997. Amounts withheld during the six month periods ended June 30, 1999 and 1998 are as follows:

                                                                       Six Month Periods Ended
                                                                    June 30, 1999   June 30, 1998
                                                                   --------------  --------------
        Total amount billed to specified ILECs                      $ 41,022,000    $ 20,266,000

        Amount withheld by specified ILECs and not recorded as
          revenue in the Company's statements of operations
                                                                     (28,371,000)    (12,912,000)
                                                                    ------------------------------
        Net amount recorded as revenue from the specified ILECs     $ 12,651,000    $  7,354,000
                                                                    ==============================

The cumulative amount of reciprocal compensation withheld by the specified ILECs and not recorded as revenue by the Company through June 30, 1999 is $64,760,000.


11.  Stockholders' Equity:

     Ten-for-One Stock Split

     On March 19, 1999, the board of directors authorized a ten-for-one split of the Company's authorized and outstanding common stock and Preferred Stock. All share and per share data have been restated to reflect the ten-for-one split.

                            PAC-WEST TELECOMM, INC.
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)



     Convertible Redeemable Preferred Stock

     The Preferred Stock has preference over common stock in liquidation equal to its liquidation value of $36 per share, plus accrued dividends computed at a 10 percent rate, compounded quarterly (collectively, the Preference Amount). After payment of the Preference Amount, the Preferred Stock and the common stock share ratably in any distribution by the Company. At June 30, 1999, $3,649,000 (or $2.919 per outstanding share of Preferred Stock) is accrued for cumulative preferred dividends.

     Stock Options

     In January 1999, the Company's Board of Directors approved the terms of the 1999 Stock Incentive Plan (the Plan) which authorizes the granting of stock options, including restricted stock, stock appreciation rights, dividend equivalent rights, performance units, performance shares or other similar rights or benefits to employees, directors, consultants and advisors. Options granted under the Plan have a term of ten years.

     An aggregate of 2,250,000 shares of common stock have been reserved for option grants. Options to purchase 623,750 shares of common stock were granted and options to purchase 9,500 shares of common stock were canceled during the six month period ended June 30, 1999.

     The following table summarizes information about the Company's stock options outstanding as of June 30, 1999:

                Options Outstanding                                                     Options Exercisable
-------------------------------------------------------------      --------------------------------------------------------------
  Number                                                                         Number
Outstanding         Weighted Average                                           Exercisable
at June 30,         Contractual Life      Weighted Average                      at June 30,           Weighted Average
  1999              Remaining (Years)      Exercise Price                         1999                 Exercise Price
-----------        ------------------     ----------------                    -------------           -----------------
    406,250                9.3                $0.67                              250,000                   $0.67
    614,250                9.7                $3.00                                 --                      --
-----------                                                                   -------------
  1,020,500                9.5                $2.07                              250,000                   $0.67
===========                                                                   =============

12.  Income (Loss) Per Share:

     Diluted income (loss) per share information is presented in the accompanying statements of income as being the same as basic income (loss) per share information since the impact of the issuance of potential common shares from the conversion of preferred stock and from the exercise of common stock options is antidilutive.


13.  Comprehensive Income:

     In September 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes reporting and disclosure requirements for comprehensive income and its components within the financial statements. There were no items of other comprehensive income for the six-month periods ended June 30, 1999 and 1998; therefore comprehensive income is the same as net income for both periods.

                            PAC-WEST TELECOMM, INC.
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)


14.  Legal Proceedings:

     The Company is a party to the Pacific Bell and California Public Utility Commission proceedings related to reciprocal compensation payment and other interconnection agreement issues. See Note 10 to these condensed financial statements elsewhere in this report. Also see Note 5 section on "Revenue Recognition - Billings Under Dispute" in the Company's audited financial statements for the year ended December 31, 1998.

     On June 24, 1999, the California Public Utilities Commission adopted a decision in the arbitration proceeding between the Company and Pacific Bell which held that reciprocal compensation would be payable for Internet service provider calls under the new interconnection agreement with Pacific Bell which became effective on June 29, 1999. Pacific Bell has paid the full amount of billings for calls since the effective date of the new agreement.

     On August 25, 1999, we, along with the Commissioners of the California Public Utilities Commission and others, were named as a defendant in an action filed by GTE. The action challenges the legality of the California Public Utilities Commission's decisions regarding requiring reciprocal compensation for traffic terminating to Internet service providers. GTE argues that such calls to Internet service providers are not local calls within the meaning of its agreement with the Company even though they are dialed and billed as local calls.


15.  Segment Reporting:

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". As an integrated telecommunications provider, the Company has one reportable operating segment. While the Company's chief decision-maker monitors the revenue streams of various services, operations are managed and financial performance is evaluated based upon the delivery of multiple services over common networks and facilities. This allows the Company to leverage its costs in an effort to maximize return. As a result, there are many shared expenses generated by the various revenue streams; because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management does not currently make such allocations internally. The chief decision-maker does however, monitor revenue streams at a more detailed level than those depicted in the Company's historical general-purpose financial statements.

     Specifically, the following table presents revenues by service type:


                                           Six Month Period Ended
                                      --------------------------------
                                             June 30,     June 30,
                                          -----------  -----------
                                             1999         1998
                                          -----------  -----------

          Local services................  $22,812,000  $12,901,000
          Long distance service.........    3,780,000    3,243,000
          Dedicated transport services..    2,253,000    1,957,000
          Product and services..........      608,000    1,042,000
          Other.........................      811,000      789,000
                                          -----------  -----------

                                          $30,264,000  $19,932,000
                                          ===========  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks, and as a result, our actual results may differ materially from those discussed here. These uncertainties and risks include among others, our substantial debt leverage, the demand for our services, our ability to successfully attract and retain personnel, competition, uncertainties regarding our dealings with Incumbent Local Exchange Carriers ("ILECs"), other telecommunications carriers and facility providers, regulatory uncertainties, reliance on leased transmission capacity and the cost of the capacity, the need to finance future capital expenditures, the possibility of an adverse decision related to reciprocal compensation owing to us by ILECs, as well as our future success in our rapid business expansion into additional markets.


Overview

     Pac-West Telecomm, Inc. is a rapidly growing provider of integrated telecommunications services in the western United States to Internet service providers (ISPs), medium and small businesses, and enhanced communications service providers. Our predecessor (also known as Pac-West Telecomm, Inc.) began selling office phone systems in 1980 and reselling long distance service to medium and small businesses and residential customers in 1982. Beginning in 1986, our predecessor began offering paging and telephone answering services to its customers. Effective September 30, 1996, our predecessor transferred its telephone and answering service divisions to us. Prior to September 30, 1996, we did not conduct any operations and, since that time, we have disposed of the answering service division and have focused our business strategy on operating as a provider of integrated communications services. For the three month period ending June 30, 1999 and the six month period ending June 30, 1999, recognizing compensation from other telecommunications companies for completing their customers' calls only to the extent such compensation was actually received in cash, we had net revenues of approximately $15.8 million and $30.3 million and adjusted EBITDA of approximately $5.9 million and $11.9 million, respectively.


Factors Affecting Operations

     Revenues. We derive our revenues from monthly recurring charges, usage charges and initial non-recurring charges and telephone equipment sales and service. Monthly recurring charges include the fees paid by customers for lines in service and additional features on those lines, as well as equipment collocation services. Usage charges consist of fees paid by end users for each call made, fees paid by ILECs as reciprocal compensation for completion of their customers' calls through Pac-West and access charges paid by carriers for long distance traffic terminated by Pac-West. Initial non-recurring charges are paid by end users, if applicable, for the initiation of our service.

     We derive a substantial portion of our revenues from reciprocal compensation paid by ILECs with which we have interconnection agreements. Reciprocal compensation revenues increased significantly in recent fiscal quarters as result of increasing inbound call volume from our Internet service providers and other customers. For the three month periods ended June 30, 1998 and 1999, and the six month periods ended June 30, 1998 and 1999, recorded reciprocal compensation accounted for approximately 31.7%, 41.6%, 36.9% and 41.8%, respectively, of our revenues. As of June 30, 1999, two ILECs with which we have interconnection agreements, Pacific Bell and GTE, have refused to pay that portion of reciprocal compensation that they estimate is the result of inbound traffic terminating to ISPs. These ILECs contend that such ISP calls are not local calls within the meaning of their respective interconnection agreements and claim that no reciprocal compensation is therefore payable. The total reciprocal compensation withheld by these ILECs and not included in revenues was $3.8 million for the year ended December 31, 1997, $32.6 million for the year ended December 31, 1998, and $28.4 million for the six months ended June 30, 1999.

     On June 24, 1999, the California Public Utilities Commission adopted a decision in an arbitration proceeding between us and Pacific Bell which held that reciprocal compensation would be payable for Internet service provider calls under our new interconnection agreement with Pacific Bell which became effective on June 29, 1999. Pacific Bell has paid the full amount of our billings for calls since the effective date of the new agreement.

     On August 25, 1999, we, along with the commissioners of the California Public Utility Commission and others, were named as a defendant in an action filed by GTE. The action challenges the legality of the California Public Utility Commission's decisions regarding reciprocal compensation as discussed above. We intend to seek dismissal of the action and otherwise contest the claims of GTE.

     We expect that reciprocal compensation will continue to represent a significant portion of our revenues in the future. We are currently negotiating new interconnection agreements and the terms of the related reciprocal compensation. The per minute reciprocal compensation rate we receive from Pacific Bell under our new agreement is significantly lower than it was under the previous agreement. Based on current market conditions, we also expect that the per minute reciprocal compensation rate will similarly decline from historic rates under any other future interconnection agreements.

     Operating Costs. Operating costs are comprised primarily of leased transport charges, usage charges for long distance and intrastate calls and, to a lesser extent, reciprocal compensation related to calls that originate with a Pac-West customer and terminate on the network of an ILEC or other CLEC. Our leased transport charges are the lease payments we incur for the transmission facilities used to connect our customers to our switches and to connect to the ILEC and other CLEC networks. Our strategy of leasing rather than building our own transport facilities results in our operating costs being a significant component of total costs and expenses.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses include network operations, development, maintenance and administration costs, selling and marketing, customer service, information technology, billing, corporate administration and personnel. We expect to incur significant selling and marketing costs as we continue to expand our operations, a significant amount of which will be incurred in a particular market before the switch becomes operational and begins to generate revenue. Consequently, selling and marketing expenses are expected to increase until implementation of our expansion plan is substantially complete. We will incur other costs and expenses, including the costs associated with the development and maintenance of our networks, administrative overhead, premises leases and bad debts. We expect that these costs will grow significantly as we expand our operations and that sales and marketing and administrative overhead will be a large portion of these expenses during the start-up phase in each of our new markets.

Results of Operations

     The following table summarizes the results of operations as a percentage of revenues for the three month periods ended June 30, 1999 and 1998 and also for the six month periods ended June 30, 1999 and 1998. The following data should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this report:

                                                Three Month Period Ended     Six Month Period Ended
                                                         June 30,                   June 30,
                                               --------------------------   --------------------------
                                                  1999            1998         1999           1998
                                               -----------    -----------   ----------      ---------
Statements of Income Data:
Revenues                                         100.0%         100.0%         100.0%        100.0%
Operating Costs                                   29.6%          41.9%          28.9%         39.1%
Selling, general and administrative expenses      33.2%          22.9%          31.6%         21.2%
Depreciation and amortization expense             11.6%           8.9%          10.9%          8.5%
Income from operations                            25.6%          26.3%          28.6%         31.2%
Net income                                         1.0%          13.3%           2.7%         16.5%

     Six Month Period Ended June 30, 1999 Compared to Six Month Period Ended June 30,1998.


     Revenues for the six month period ended June 30, 1999 increased $10.4 million to $30.3 million from $19.9 million for the corresponding period in 1998. The increase in revenues was primarily attributed to an increase of $5.3 million in paid local interconnection revenues and an increase of $4.1 million in recurring charges and installation charges billed directly to ISPs.

     In the third quarter of 1998, we installed new higher capacity switches at our Stockton and Los Angeles switching sites (Super POPs). During the fourth quarter of 1998, we expanded switch capacity to existing and new customers. In the second quarter of 1999, we activated a new higher capacity switch in Oakland and continued to expand our switching capacity in Los Angeles. Our revenues for the second quarter of 1999 significantly increased compared to the second quarter of 1998 as a result of the increased utilization of, and additional, switch capacities, primarily attributable to ISP customers. In addition, new service orders from medium and small businesses have continued to accelerate in the second quarter of 1999 as we have built our sales force.

     The number of access lines in service increased 137% to 76,263 as of June 30, 1999 from 32,176 as of June 30, 1998. Billable minutes of use were 6.6 billion in the first half of 1999, up 105% from 3.2 billion for the first half of 1998.

     Inbound local calls and minutes subject to reciprocal compensation revenues in accordance with interconnection agreements increased 65% and 106%, respectively, for the first half of 1999 over the first half of 1998. However, the incumbent local exchange carriers paid only 31% of the reciprocal compensation billings for the first half of 1999 as compared to paying 36% in 1998. The net effect of those significant increases in inbound local calls and minutes, offset by the lower payment percentage, resulted in the $5.3 million (72%) increase in paid interconnection revenues.

     The $4.1 million increase in the first half of 1999 over the first half of 1998 in direct billings to Internet service providers represented a 94% year to year increase. Lines used by our Internet service providers significantly increased in the first half of 1999 over the same period in 1998, to 60,401 lines in service by Internet service providers at June 30, 1999, from 28,108 lines in service at June 30, 1998.

     Our operating costs for the six months ended June 30, 1999 increased $1.0 million, to $8.8 million from $7.8 million for the corresponding period in 1998. Our operating costs as a percentage of revenues decreased to 28.9% for the six months ended June 30, 1999 from 39.1% for the corresponding period in 1998. The increase in operating costs was primarily due to an increase in network operations associated with a higher level of telecommunications activity. We made significant investments in our telephone infrastructure during the second half of 1998 and the first half of 1999 to accommodate future growth of our communications services. As a result of increased utilization of our newly installed switching equipment and the use of higher capacity transmission facilities, our operating costs decreased as a percentage of revenues.

     Our selling, general and administrative expenses for the six months ended June 30, 1999 increased $5.4 million to $9.6 million from $4.2 million for the corresponding period in 1998. As a percentage of revenues, our selling, general and administrative expenses increased to 31.6% for the six months ended June 30, 1999 from 21.2% in the corresponding period in 1998. The increase in selling, general and administrative expenses was primarily due to the addition of 36 employees in sales and marketing; an increase in network operational, development and administration costs including 21 additional network employees; an increase of 20 service technicians; and 11 additional employees in other administration, customer service and information technology functions. Total number of our employees increased from 99 at June 30, 1998 to 187 at June 30, 1999.

     Our depreciation and amortization expense for the six months ended June 30, 1999 increased $1.6 million to $3.3 million from $1.7 million for the corresponding period in 1998. Depreciation and amortization as a percentage of revenues increased to 10.9% for the six months ended June 30, 1999 from 8.5% in the corresponding period in 1998. The increase in depreciation and amortization expense was primarily due to the additional depreciation on the portion of the $42.5 million of equipment acquired during 1998 which has been placed in service. As the equipment acquired in 1999 is placed in service, depreciation expense as a percentage of revenues is expected to increase in subsequent quarters.

     Our interest expense for the six months ended June 30, 1999 increased $7.7 million to $8.5 million from $0.8 million in the corresponding period in 1998. The increase in interest expense was primarily due to the financing of a significant portion of the $42.5 million of equipment acquired during 1998 and interest on the $150 million Senior Notes offering consummated January 29, 1999 including amortization over 10 years of the related deferred financing costs associated with the Senior Notes offering. In addition, the 13.5% Senior Notes interest rate since January 29, 1999 is a higher interest rate than the rates paid on the equipment financings outstanding in the first half of 1998.

     The effective tax rate (federal and state) was 40% for the first half of both 1999 and 1998.

Three Month Period Ended June 30, 1999 Compared to Three Month Period Ended June 30, 1998.

     Our revenues for the three month period ended June 30, 1999 increased $6.2 million to $15.8 million from $9.7 million for the corresponding period in 1998. The increase in revenues was primarily attributed to an increase of $3.4 million in paid local interconnection revenues and an increase of $2.1 million in recurring charges and installation charges billed directly to ISPs.

     In the third quarter of 1998, we installed new higher capacity switches at our Stockton and Los Angeles switching sites (Super POPs). During the fourth quarter of 1998, we expanded switch capacity to existing and new customers. Our revenues for the three month period as of June 1999 significantly increased compared to the three month period as of June 1998 as a result of the increased utilization of this newly installed switch capacity, primarily attributable to ISP customers. In addition, new service orders from medium and small businesses have continued to accelerate in the three month period as of June 1999 as we have built our sales force.

     The number of access lines in service increased 102% by 8,572 for the three month period ended June 30, 1999 from 4,246 for the three month period ended June 30, 1998. Billable minutes of use were 3.5 billion in the three month period ended June 30, 1999, up 102% from 1.7 billion for the three month period ended June 30, 1998.

     Inbound local calls and minutes subject to reciprocal compensation revenues in accordance with interconnection agreements increased 62% and 103%, respectively, for the three month period ended June 30 of 1999 over the three month period ended June 30 of 1998. However, the incumbent local exchange carriers paid only 31% of the reciprocal compensation billings for the three month period ended June 30, 1999 as compared to paying 28% in the same period in 1998. The net effect of those significant increases in inbound local calls and minutes, plus the slightly higher payment percentage, resulted in the $3.4 million (106%) increase in paid interconnection revenues.

     The $2.1 million increase in the three month period ended June 30, 1999 over the three month period ended June 30, 1998 in direct billings to Internet service providers represented a 93% year to year increase. Lines used by our Internet service providers significantly increased in the first half of 1999 over the same period in 1998, to 60,401 lines in service by Internet service providers at June 30, 1999, from 28,108 lines in service at June 30, 1998.

     Our operating costs for the three month period ended June 30, 1999 increased $0.6 million, to $4.7 million from $4.1 million for the corresponding period in 1998. The Company's operating costs as a percentage of revenues decreased to 29.6% for the three month period ended June 30, 1999 from 41.9% for the corresponding period in 1998. The increase in operating costs was primarily due to an increase in network operations associated with a higher level of telecommunications activity. We made significant investments in our telephone infrastructure during the second half of 1998 and the first half of 1999 to accommodate future growth of our communications services. As a result of increased utilization of our newly installed switching equipment and the use of higher capacity transmission facilities, our operating costs decreased as a percentage of revenues.

     Our selling, general and administrative expenses for the three month period ended June 30, 1999 increased $3.1 million to $5.3 million from $2.2 million for the corresponding period in 1998. As a percentage of revenues, our selling, general and administrative expenses increased to 33.2% for the three month period ended June 30, 1999 from 22.9% in the corresponding period in 1998. The increase in selling, general and administrative expenses was primarily due to the addition of 36 employees in sales and marketing; an increase in network operational, development and administration costs including 21 additional network employees; an increase of 20 service technicians; and 11 additional employees in other administration, customer service and information technology functions. Total number of employees increased from 99 at June 30, 1998 to 187 at June 30, 1999.

     Our depreciation and amortization expense for the three month period ended June 30, 1999 increased $1.0 million to $1.8 million from $0.8 million for the corresponding period in 1998. Depreciation and amortization as a percentage of revenues increased to 11.6% for the three month period ended June 30, 1999 from 8.9% in the corresponding period in 1998. The increase in depreciation and amortization expense was primarily due to the additional depreciation on the portion of the $42.5 million of equipment acquired during 1998 which has been placed in service. As the equipment acquired in 1999 is placed in service, depreciation expense as a percentage of revenues is expected to increase in subsequent quarters.

     Our interest expense for the three month period ended June 30, 1999 increased $4.1 million to $4.5 million from $0.4 million in the corresponding period in 1998. The increase in interest expense was primarily due to the financing of a significant portion of the $42.5 million of equipment acquired during 1998 and interest on the $150 million Senior Notes offering consummated January 29, 1999 including amortization over 10 years of the related deferred financing costs associated with the $150 million Senior Notes issuance. In addition the 13.5% Senior Notes interest rate since January 29, 1999 is a higher interest rate than the rates paid on the equipment financings outstanding in the second quarter of 1998.

     The effective tax rate (federal and state) was 40% for the second quarters in both 1999 and 1998.

Liquidity and Capital Resources

     Net cash provided by operating activities was $20.7 million for the six month period ended June 30, 1999 compared to $7.4 million for the six month period ended June 30, 1998. This increase primarily reflects an increase in accounts payable for new switching equipment received in late June 1999 plus $8.5 million of accrued interest on the Senior Notes.

     Net cash used in investing activities was $41.6 million for the six month period ended June 30, 1999 compared to $7.4 million for the six month period ended June 30, 1998. During the six month period ended June 30, 1999, the Company invested $21.9 million in new switching and related equipment as compared to $7.9 million during the comparable 1998 period. Further, in the first half of 1999, $19.7 million of the proceeds from the Senior Note offering was used to purchase short-term investments to fund the interest reserve trust account for the Notes.

     Net cash provided by financing activities was $44.5 million for the six month period ended June 30, 1999 compared to $3.0 million for the six month period ended June 30, 1998. The net cash provided in the six month period ended June 30, 1999 was primarily attributable to proceeds from the $150 million Senior Notes issuance reduced by the payoff of $100 million of senior secured borrowings.

     The local telecommunications services business is capital intensive. Our operations have required and will continue to require substantial capital investment for the design, acquisition, construction and implementation of our network. Capital expenditures (including amounts financed under capital leases) were $21.9 million for the first half of 1999, and $42.5 million for the year ended December 31, 1998. Of the $42.5 million of capital expenditures during 1998, $25.6 million was included in projects-in-progress at December 31, 1998 and therefore are not being depreciated until placed in service in 1999. We expect to make additional capital expenditures between $20.0 and $30.0 million during the balance of 1999. Actual and planned capital expenditure projects during 1999 include: completion of an upgraded and expanded switch at the existing Oakland, California facility; construction of switching facilities in Las Vegas, Nevada and Seattle, Washington; addition of a second switch in Los Angeles, California; and implementation of a new billing and operations support system. The actual cost of our planned expansion will depend on a variety of factors, including the cost of the development of our network in each of our new markets, the extent of competition and pricing of the telecommunications services in such markets and the acceptance of our services. Accordingly, there can be no assurance that our actual capital requirements will not exceed the amounts described above.

     We have entered into a new senior credit facility. This facility provides for initial maximum borrowings of $20.0 million and future borrowings of up to $20.0 million for working capital and other general corporate purposes, and bears interest, at our option, at:

     1)  the base rate, as defined in the new senior credit facility; or
     2)  the LIBOR rate, plus between 2.25% and 3.5 %

As of June 30, 1999, there were no amounts outstanding under this facility and the borrowing rate would have been approximately 8.0%. Our borrowings under the new senior credit facility will be secured by all of our assets. The new senior credit facility has a three year term. See Note 8 to Condensed Financial Statements included elsewhere in this report.

     Our principal sources of funds for the balance of 1999 are anticipated to be current unrestricted cash balances, cash flows from operating activities and borrowings under the new senior credit facility. In addition, we have purchased and pledged to the Trustee for the benefit of the holders of the Senior Notes approximately $19.7 million of U.S. government securities (classified as restricted cash) to provide for the payment of the first two scheduled interest payments under the Senior Notes. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our financial obligations for the balance of 1999, including the payment of principal and interest under the Senior Notes, as well as to provide funds for our working capital, capital expenditures and other needs. No assurance can be given, however, that this will be the case. Depending upon our rate of growth and profitability, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us. Our future operating performance and ability to service or refinance the Senior Notes and to repay, extend or refinance the new senior credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

     Instruments governing our indebtedness, including the new senior credit facility and the Senior Notes Indenture, contain financial and other covenants that restrict, among other things, our ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of our assets. Such limitations, together with our highly leveraged nature, could limit corporate and operating activities, including our ability to respond to market conditions to provide for unanticipated capital investments or to take advantage of business opportunities.

Year 2000 Issues

     Year 2000 Compliance Issues. The information in this section is a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 and contains forward-looking statements. These statements include, but are not limited to, anticipated costs and the date by which we expect to complete actions and are based on management's current estimates, which are in turn based on assumptions about future events, including, but not limited to, the availability of resources, representations received from third parties and other factors. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause material differences include, but are not limited to, our ability to identify and remediate all relevant systems, results of Year 2000 testing, adequate resolution of Year 2000 issues by business and other third parties that are service providers, suppliers and customers of ours, unanticipated system costs, the adequacy of and ability to implement contingency plans and similar uncertainties.

     The forward-looking statements made in this Year 2000 discussion speak only as of the date on which these statements are made.

     Impact of the Year 2000 computer problem. The Year 2000 computer problem refers to the potential for system and processing failures of date-related data as a results of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. To date, we have not experienced any Year 2000 issues with any internal systems or our products, and we do not expect to experience any of them.

     Assessment. The Year 2000 problem affects the computers, software and other equipment that we use, operate or maintain for our operations. Accordingly, we have organized a program team responsible for monitoring the assessment and remediation status of our Year 2000 issues and reporting to our management. This project team is currently assessing the potential effect and costs of remediating Year 2000 issues for our internal systems. To date, we have not obtained independent verification or validation to assure the reliability of our risk and cost estimates because we do not feel that the scope of our program warrants this time and expense.

     Internal Infrastructure. We believe that we have identified all major computers, software applications and related equipment used in connection with our internal operations that will need to be evaluated to determine if they must be modified, upgraded, or replaced to minimize the possibility of a material disruption to our business. We have completed assessing the potential impact of Year 2000 issues on these computers, equipment and applications and are currently modifying, upgrading and replacing major systems that we believe have Year 2000 issues. Our long distance billing system and our accounting system are not yet Year 2000 compliant. We are in process of replacing our billing system to accommodate future anticipated growth with a new Year 2000 compliant system. The manufacturer of the noncompliant accounting system has provided software that is represented to be Year 2000 compliant.

     Systems other than information technology systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, security systems and other common devices may have Year 2000 issues. We are currently assessing the potential effect on and the costs of remediating these issues, if any, for our office equipment and our facilities in Stockton, Los Angeles, and Oakland, California and Las Vegas, Nevada.

     Products. We have designed our products to be Year 2000 compliant and believe that using our products as documented should not cause any Year 2000-related issues. We have tested and intend to continue to test all of our products for Year 2000 issues. While we believe our products are Year 2000 compliant, it is impractical for us to test our products in every telecommunications systems environment or with all available combinations of our products with components supplied by our customers or other third party suppliers. As a result, there may be situations where the combinations of our products working with components supplied by other third parties could result in Year 2000 issues.

     Costs of remediation. We currently anticipate that our total cost of addressing our Year 2000 issues will be $150,000, of which approximately $110,000 has been incurred and expensed through June 30, 1999. We do not have a separate information technology or a similar budget. The cost of addressing Year 2000 issues will be reported as a general and administrative expense. We have not deferred any material information technology projects due to our Year 2000 efforts. Since we have been working on a Year 2000 resolution for over one year, all major decisions regarding replacements of equipment and software was done with Year 2000 compliance as major purchase criteria. Costs of software upgrades and additions, as well as hardware upgrades which were required for compatibility, enhancement, capability/capacity, or efficiency were not considered as a Year 2000 cost.

     Suppliers. We are contacting third-party suppliers of components and our key subcontractors used in the manufacturing of our products to identify, and to the extent possible, resolve issues relating to the Year 2000 issue. While we expect that we will be able to resolve any significant Year 2000 issue identified with these third parties, because we have no control over the actions of these parties, these third parties may not remediate any or all of Year 2000 issues identified. Any failure of any these third parties to timely resolve Year 2000 issues with either their products sold to us, or their systems could have a material adverse effect on our business, operating results and financial condition. We believe that many incumbent local exchange carriers and long distance carriers are also impacted by Year 2000 issue, which in turn could affect us.

     Most reasonably likely worst case consequence of Year 2000 issues. We expect to identify and resolve all Year 2000 issues that could materially adversely affect our business operations. However, for reasons discussed above, we believe that it is not possible to determine with complete certainty that all Year 2000 issues affecting us have been identified or corrected. As a result, we believe that the following consequences are possible:

     . operational inconveniences and inefficiencies for us, our contract manufacturers and our customers that will divert our management's time and attention and our financial and human resources from ordinary business activities;

     . business disputes and claims for pricing adjustments or penalties by our customers due to Year 2000 issues, which we believe will be resolved in the ordinary course of business; and

     . business disputes alleging that we failed to comply with the terms and conditions of contracts or industry standards or performance that result in litigation on contract termination.

     Contingency Plans. We are currently developing contingency plans to be implemented if our efforts to identify and correct Year 2000 issues affecting our internal systems are not effective. We expect to complete our contingency plans by the end of October 1999. Depending on the systems affected, these plans could include:

     .  accelerated replacement of affected equipment software;

     .  short to medium-term use of backup equipment and software;

     .  increased work hours for our personnel; and

     . use of contract personnel to correct on an accelerated schedule any Year 2000 issues that arise or to provide manual workarounds for information systems.

     Our implementation of any of these contingency plans could have a material adverse effect on our business, operating results and financial conditions.


Inflation

     We do not believe that inflation has had any material effect on our business during the six month periods ended June 30, 1999 and June 30, 1998.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks


     The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At December 31, 1998, we had $100 million of long-term debt and other long-term obligations subject to variable interest rates. However, all of this $100 million was replaced by the issuance of $150 million of fixed rate notes in January 1999, and consequently we currently have no risk exposure associated with changing interest rates on debt. We are exposed to changes in interest rates on our investments in cash equivalents. All of our investments in cash equivalents are in money market funds that hold short-term investment grade commercial paper, treasury bills or other U.S. government obligations. Therefore this investment policy reduces our exposure to long-term interest rate changes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $38.9 million of cash equivalent investments at June 30, 1999 by approximately $389,000. We do, however, have market risk exposure associated with the market price on the $150 million of notes outstanding. These notes are recorded at book value which could vary from current market prices in the future, especially if interest rates decline. As of June 30, 1999, the market value of the notes approximated their book value.

                                   PART II
                              OTHER INFORMATION

ITEM 1. Legal Proceedings

     See Note 14 to the unaudited condensed financial statements included elsewhere in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition nd Results of operations--Factors Affecting Operations-- Revenues" for a description of certain legal procedings involving Pac-West.

     On October 12, 198, we filed at te Public Utilities Commission of Nevada a petition for arbitration of the interconectionagreement with Nevada Bel in accordance with section 252(b) of the Teecommunications Act of 196. the issues in this arbitration are whether reciprocal compensation is payable for calls placed to the Internet sertvie providers and whether reciprical compensation is payable for local-rated call placed by a dialing party in one lcal caling area that is routed to a second local caling area for completion. on April 8, 1999, the Public utiltiite Cmission of Nevada held that casa placed to Internet service providers are subjectto reciprical compendsatioon in the same manner as other cals, but held that, under current Nevada regulatory policy, calls routed from one local calling area to another local calling area for completion should not be deemed local cals. Due to the geographic centralization of nevada populations within large local calling areas, we do not believe that Public Utilities Commission of Nevada''a ruling on the clasificationof local calls will have a material effect on our planned operations in Nevada. On September 2, 1999, Nevada Bell apealed the decsion of te Public Utilities ommission of Nevada to te U.S. DistrictCourt in evada. We intend to defend the validity f te decsion

ITEM 2. Changes in Securitie3s and Use of Proceeds

(b) On September 22, 1999, all of our unregistered Series a Senior Notes due 2009 were exchanged for our Series B Senior Notes due 2009 registered under the Securities Act of 1933.

ITEM 6. Exhibit and Reports on Form 8-K

(a)  Exhibits

     The following exhibits are filed in connectin with Item 601 of Regulation S-K:

  Exhibit
  Number                          Description
  -------                         -----------
    3.1     Amended and Restated Articles of Incorporation of Pac-West
            Telecomm, Inc. (incorporated by reference to Exhibit 3.1 to Pac-
            West's Registration Statement (Reg. No. 333-76779)).

    3.2     Amended and Restated By-Laws of Pac-West Telecomm, Inc.
            (incorporated by reference to Exhibit 3.2 to Pac-West's
            Registration Statement (Reg. No. 333-76779)).

  27        Financial Data Schedule

(b)  Reports on Form 8-K

     The Comapny did not file any current reports on Form 8-K during the quarter ended June 30, 1999.

before the Court.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 27, 1999.



                                    PAC-WEST TELECOMM, INC.



                                    By: /s/ Richard E. Bryson
                                        ----------------------------------
                                        Richard E. Bryson
                                        Chief Financial Officer
                                        (Principal Financial Officer)



                                    By: /s/ Dennis V. Meyer
                                        ---------------------------------
                                        Dennis V. Meyer
                                        Vice President - Finance
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number                             Description
-------                            ------------
 3.1     Amended and Restated Articles of Incorporation of Pac-West Telecomm, Inc.
         (incorporated by reference to Exhibit 3.1 to Pac-West's Registration Statement (Reg.
         No. 333-76779)).

 3.2     Amended and Restated By-Laws of Pac-West Telecomm, Inc. (incorporated by reference to Exhibit 3.2 to Pac-West's Registration Statement (Reg. No. 333-76779)).

 27      Financial Data Schedule