Form 10-Q
period 1999-09-30
PAC-WEST TELECOMM INC
filed 1999-11-15
CIK 1071598

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended September 30, 1999

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number: 000-27743
                            PAC-WEST TELECOMM, INC.
                 (Exact name of registrant as specified in its
                                   charter)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [___]

As of November 12, 1999, the Company had an aggregate of 35,393,326 shares of common stock issued and outstanding.



================================================================================

                            PAC-WEST TELECOMM, INC.
                               Table of Contents


                                                                                                                     PAGE
                                                                                                                     ----
PART I                                 FINANCIAL INFORMATION

  Item 1.  Financial Statements
           Condensed Balance Sheets (Unaudited) - September 30, 1999 and December 31, 1998..........................   1
           Condensed Statements of Operations (Unaudited) - Three month periods ended
             September 30, 1999 and 1998 and nine month periods ended
             September 30, 1999 and 1998...........................................................................    2
           Condensed Statements of Cash Flows (Unaudited) - Nine month periods
             ended September  30, 1999 and 1998....................................................................    3
           Notes to Unaudited Condensed Financial Statements.......................................................    4

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.............................................................................   12

  Item 3.  Quantitative and Qualitative Disclosures About Market Risks.............................................   21


PART II                                  OTHER INFORMATION

  Item 1.  Legal Proceedings.......................................................................................   22
  Item 2.  Changes in Securities and Use of Proceeds...............................................................   22
  Item 4.  Submission of Matters to a Vote of Security Holders.....................................................   22
  Item 6.  Reports on Form 8-K.....................................................................................   23


SIGNATURES.........................................................................................................   24

ITEM 1. FINANCIAL STATEMENTS

                            PAC-WEST TELECOMM, INC.

                     Condensed Balance Sheets (Unaudited)

                                    ASSETS

                                                            September 30,     December 31,
                                                                1999              1998
                                                            -------------    -------------
Current Assets:
  Cash & cash equivalents                                    $ 59,023,000     $ 15,236,000
  Restricted cash                                               9,977,000               --
  Trade accounts receivable, net of allowances
    for doubtful accounts of $475,000 at
    September 30, 1999 and $400,000 at
    December 31, 1998, respectively                             5,727,000        4,623,000
  Accounts receivable from related parties                         86,000           64,000
  Income taxes receivable                                              --        1,971,000
  Inventories                                                     596,000          447,000
  Prepaid expenses and other current assets                       999,000          861,000
  Deferred financing costs, net                                   750,000          457,000
  Deferred tax assets                                             714,000          151,000
                                                             ------------     ------------
       Total current assets                                    77,872,000       23,810,000
Equipment, Vehicles and Leasehold Improvements, net            84,976,000       57,294,000

Deferred Financing Costs, Net                                   6,057,000        1,195,000

Other Assets                                                    1,266,000          194,000
                                                             ------------     ------------
       Total assets                                          $170,171,000     $ 82,493,000
                                                             ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Current portion of notes payable                           $    106,000     $    132,000
  Accounts payable                                             18,127,000        5,147,000
  Accrued payroll and related expenses                          1,177,000          846,000
  Accrued interest on Senior Notes                              3,372,000               --
  Income taxes currently payable                                4,112,000               --
  Other accrued liabilities                                     2,508,000        2,153,000
                                                             ------------     ------------
       Total current liabilities                               29,402,000        8,278,000

Long-Term Debt and Other Long-Term Obligations                150,038,000      100,116,000

Deferred Income Taxes                                           7,694,000        1,888,000
                                                             ------------     ------------
       Total liabilities                                      187,134,000      110,282,000
                                                             ------------     ------------
Commitments and Contingencies

Convertible Redeemable Preferred Stock, $0.001 par
   value; 1,750,000 shares authorized; 1,750,000 issued
   and outstanding (preference in liquidation of
   $45,000,000, plus accrued cumulative dividends of
   $4,876,000 at September 30, 1999 and $1,324,000 at
   December 31, 1998)                                          49,876,000       46,324,000
                                                             ------------     ------------
Stockholders' Equity (Deficit):
  Common stock, $0.001 par value, 50,000,000 shares
    authorized and 17,587,458 shares issued and
    outstanding                                                    18,000           18,000
  Additional paid-in capital                                    5,353,000        8,905,000
  Notes receivable from stockholders                             (233,000)        (233,000)
  Retained earnings (deficit)                                 (71,977,000)     (82,803,000)
                                                             ------------     ------------
       Total stockholders' equity (deficit)                   (66,839,000)     (74,113,000)
                                                             ------------     ------------
       Total liabilities and stockholders' equity (deficit)  $170,171,000     $ 82,493,000
                                                             ============     ============

              See notes to these condensed financial statements.

                            PAC-WEST TELECOMM, INC.

                Condensed Statements of Operations (Unaudited)

                                                           Three Month Period Ended             Nine Month Period Ended
                                                       --------------------------------     --------------------------------
                                                       Sept. 30, 1999    Sept. 30, 1998     Sept. 30, 1999    Sept. 30, 1998
                                                       --------------    --------------     --------------    --------------
Revenues (Note 10)                                      $37,016,000       $ 9,500,000        $67,280,000        $ 29,432,000
                                                        -----------       -----------        -----------        ------------
Costs and Expenses:
   Operating                                              5,794,000         3,867,000         14,547,000          11,658,000
   Selling, general and administrative:
        Selling, general and administrative               5,463,000         2,715,000         15,026,000           6,936,000
        Transaction bonuses and
          consultant's costs (a)                                 --         3,798,000                 --           3,798,000
   Depreciation and amortization                          2,455,000         1,063,000          5,747,000           2,764,000
                                                        -----------       -----------        -----------        ------------
          Total costs and expenses                       13,712,000        11,443,000         35,320,000          25,156,000
                                                        -----------       -----------        -----------        ------------
          Income (loss) from operations                  23,304,000        (1,943,000)        31,960,000           4,276,000
Other Expense (Income):
   Interest expense                                       4,732,000           882,000         13,234,000           1,668,000
   Interest income                                         (640,000)          (78,000)        (1,825,000)           (206,000)
   Other income                                                  --            (3,000)                --              (3,000)
   Cost of merger with PWT Acquisition
     Corp. and recapitalization (a)                              --         2,857,000                 --           2,937,000
                                                        -----------       -----------        -----------        ------------
          Total other expense, net                        4,092,000         3,658,000         11,409,000           4,396,000
                                                        -----------       -----------        -----------        ------------
          Income (loss) before provision
            (benefit) for income taxes
              and extraordinary item                     19,212,000        (5,601,000)        20,551,000            (120,000)
Provision (Benefit) for Income Taxes                      9,190,000        (1,205,000)         9,725,000             988,000
                                                        -----------       -----------        -----------        ------------
          Income (loss) before                           10,022,000        (4,396,000)        10,826,000          (1,108,000)
            extraordinary item
Extraordinary item - loss on early extinguishment
   of debt, net of income tax benefit of $278,000(a)             --          (417,000)                --            (417,000)
                                                        -----------       -----------        -----------        ------------
          Net income (loss)                             $10,022,000       $(4,813,000)        10,826,000        $ (1,525,000)
                                                        ===========       ===========        ===========        ============
Accrued Preferred Stock Dividends                       $(1,227,000)      $  (185,000)        (3,552,000)       $   (185,000)
                                                        -----------       -----------        -----------        ------------
Net income (loss) applicable to
   common stockholders                                  $ 8,795,000       $(4,998,000)         7,274,000        $ (1,710,000)
                                                        ===========       ===========        ===========        ============
Basic income (loss) before extraordinary                $      0.50       $     (1.54)       $      0.41        $      (1.18)
   item per share
Basic net income (loss) per share                       $      0.50       $     (1.68)       $      0.41        $      (1.56)
Diluted income (loss) before extraordinary              $      0.43       $     (1.54)       $      0.40        $      (1.18)
   item per share
Diluted net income (loss) per share                     $      0.43       $     (1.68)       $      0.40        $      (1.56)
Basic weighted average shares outstanding                17,587,458         2,970,435         17,587,458           1,093,846
Diluted weighted average shares outstanding              23,577,623         2,970,435         18,241,468           1,093,846

--------------------
(a) Transaction bonuses and consultant's costs, costs of merger and recapitalization and the extraordinary item in 1998 all relate to the recapitalization described in Note 2 to these condensed financial statements.

              See notes to these condensed financial statements.

                            PAC-WEST TELECOMM, INC.

                Condensed Statements of Cash Flows (Unaudited)


                                                                                                     Nine Month Period Ended
                                                                                                 -------------------------------
                                                                                                 Sept. 30, 1999   Sept. 30, 1998
                                                                                                 --------------   --------------
Operating Activities:
  Net income (loss)                                                                              $  10,826,000    $ (1,525,000)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Extraordinary item - loss on early extinguishment of debt, net of income tax benefit                 --          417,000
      Costs of merger with PWT Acquisition Corp. and recapitalization                                      --        2,937,000
      Depreciation and amortization                                                                 5,747,000        2,764,000
      Amortization of deferred financing costs                                                        950,000          147,000
      Interest earned on restricted cash                                                             (519,000)              --
      Provision for doubtful accounts                                                                  75,000            6,000
      Deferred income tax provision                                                                 5,243,000          712,000
      Changes in operating assets and liabilities:
        Accounts receivable                                                                        (1,201,000)         793,000
        Income taxes receivable                                                                     1,971,000       (2,313,000)
        Inventories                                                                                  (149,000)        (102,000)
        Prepaid expenses and other current assets                                                    (138,000)        (165,000)
        Other assets                                                                               (1,222,000)        (954,000)
        Accounts payable and accrued liabilities                                                   13,666,000        1,743,000
        Accrued interest on Senior Notes                                                            3,372,000               --
        Income taxes payable                                                                        4,112,000               --
                                                                                                 ------------     ------------
          Net cash provided by operating activities                                                42,733,000        4,460,000
                                                                                                 ------------     ------------
Investing Activities:
  Purchase of equipment, vehicles and leasehold improvements                                      (33,279,000)     (20,606,000)
  Purchase of investments, net of redemption of $10,238,000                                        (9,458,000)              --
  Proceeds from disposal of equipment                                                                      --          145,000
                                                                                                 ------------     ------------
          Net cash used in investing activities                                                   (42,737,000)     (20,461,000)
                                                                                                 ------------     ------------
Financing Activities:
  Proceeds from issuance of Senior Notes                                                          150,000,000               --
  Payments for financing costs                                                                     (6,105,000)              --
  Repayment of senior secured borrowings                                                         (100,000,000)              --
  Borrowings under notes payable                                                                           --       10,514,000
  Principal payments on notes payable and capital leases                                             (104,000)      (3,448,000)
  Merger with PWT Acquisition Corp. and recapitalization:
    Proceeds from the issuance of Preferred Stock                                                          --       31,844,000
    Proceeds from the issuance of common stock                                                             --        5,968,000
    Proceeds from senior secured borrowings                                                                --       75,413,000
    Payments to existing shareholders                                                                      --      (73,615,000)
    Extinguishments of notes payable and capital leases                                                    --      (23,159,000)
    Payments for deferred financing costs                                                                  --       (1,759,000)
    Costs of merger with PWT Acquisition Corp. and recapitalization                                        --       (2,937,000)
                                                                                                 ------------     ------------
          Net cash provided by financing activities                                                43,791,000       18,821,000
                                                                                                 ------------     ------------
          Net increase in cash and cash equivalents                                                43,787,000        2,820,000
Cash and Cash Equivalents:
  Beginning of period                                                                              15,236,000        3,603,000
                                                                                                 ------------     ------------
  End of period                                                                                  $ 59,023,000     $  6,423,000
                                                                                                 ============     ============

              See notes to these condensed financial statements.

                            PAC-WEST TELECOMM, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                              September 30, 1999



1.  Basis of Presentation:

  These accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods indicated have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto of Pac-West Telecomm, Inc. (the Company) as of and for the year ended December 31, 1998.

  Revenue and income before provision for income taxes for the three month period ended September 30, 1999 include the recognition of a $20,000,000 cash payment in settlement of claims for unpaid reciprocal compensation from prior periods (see Note 10).


2.  Organization:

  Pac-West Telecomm, Inc. is a rapidly-growing provider of integrated communications services in the western United States. Our customers include Internet service providers (ISPs), small and medium businesses and enhanced communications service providers, many of which are communications intensive users.

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

                            PAC-WEST TELECOMM, INC.

5.   Equipment, Vehicles and Leasehold Improvements:

     Equipment, vehicles and leasehold improvements include network and other communication equipment, office furniture and equipment, vehicles, leasehold improvements, projects-in-progress and equipment deposits. These assets are stated at cost, which includes direct costs and capitalized interest, and are depreciated once placed in service using the straight-line method. Capitalized interest of $1,893,000 and $0 was recorded during the nine month periods ended September 30, 1999 and 1998, respectively. Repair and maintenance costs are expensed as incurred.

     Equipment, vehicles and leasehold improvements at September 30, 1999 and December 31, 1998 consist of the following:

                                                            September 30,   December 31,
                                                                 1999           1998
                                                            -------------   ------------
     Network and other communication equipment............   $ 61,720,000    $29,817,000
     Office furniture and equipment.......................      2,824,000      1,965,000
     Vehicles.............................................      1,062,000        717,000
     Leasehold improvements...............................      9,877,000      5,581,000
     Projects-in-progress.................................     21,473,000     25,597,000
                                                             ------------    -----------
                                                               96,956,000     63,677,000
     Less: Accumulated depreciation and amortization......    (11,980,000)    (6,383,000)
                                                             ------------    -----------
     Equipment, vehicles and leasehold improvements, net..   $ 84,976,000    $57,294,000
                                                             ============    ===========


     Included in projects-in-progress at December 31, 1998 is $20,828,000 for deposits paid or payable on equipment not in service at year-end.


6.   Deferred Financing Costs, net:

     Deferred financing costs, net consist primarily of capitalized amounts for underwriter fees, professional fees and other expenses related to the issuance and subsequent registration of the $150,000,000 of senior notes. These deferred financing costs are being amortized over the estimated 10-year term of the notes beginning January 29, 1999. Other deferred financing costs are for the senior notes exchange offering, costs relating to the senior credit facility, and costs relating to the company's initial public offering (which was consummated November 9, 1999). Amortization expense for the nine month period ended September 30, 1999 was $950,000, which is included in interest expense in the accompanying condensed statements of operations.

7.   Income Taxes:

     The Company's effective income tax rate for the nine month period ended September 30, 1999 was 47%. Such rate reflects the applicable federal and state statutory income tax rates along with the tax impact of the previously stated reciprocal compensation settlement. The income tax provision (benefit) for the period ended September 30, 1998 includes $1,025,000 for the tax effect of non-deductible costs related to the merger and recapitalization.

                            PAC-WEST TELECOMM, INC.
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS--(Continued)

8.   Long-Term Debt and Other Long-Term Obligations:

     Long-term debt and other long-term obligations at September 30, 1999 and December 31, 1998 consist of the following:


                                              September 30,  December 31,
                                                  1999           1998
                                              -------------  ------------
       Senior secured borrowings and other
         long-term obligations..............   $          0  $100,000,000
       Senior notes.........................    150,000,000             0
       Notes payable, less current portion..         38,000       116,000
                                               ------------  ------------
       Total long-term debt.................   $150,038,000  $100,116,000
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

     The senior notes carry provisions that allow the Company, at its option, to
(i) redeem up to 35 percent of the notes with proceeds of certain-public offerings of equity prior to February 1, 2002, (ii) redeem all or part of the notes at specified prices on or after February 1, 2004, or (iii) offer to exchange the notes within 180 days from the issue date for a new issue of identical debt securities registered under the Securities Act of 1933, as amended (the Securities Act). In August 1999, the Company completed the registration of these notes under the Securities Act and on September 22, 1999 all of the unregistered senior notes were exchanged for senior notes registered under the Securities Act of 1933.

     Basic covenants of these notes restrict the Company's future ability to pay dividends, repurchase stock, pledge or sell assets as security for other transactions, or engage in mergers and business combinations. The covenants allow the Company to incur additional debt subject to various limitations.

     The Company has a three-year senior credit facility expiring June 15, 2002 that provides for maximum borrowings of $40.0 million to finance working capital, the cost of the Company's planned capital expansion and other corporate transactions. The borrowings are secured by substantially all of the Company's assets. Borrowings under this new senior credit facility will bear interest, at the Company's option, at (1) the Base Rate (as defined) or (2) the LIBOR Rate (as defined) plus between 2.25% and 3.5%. As of September 30, 1999, there were no amounts outstanding under this facility and the borrowing rate would have been 8.15%. The credit facility requires the Company to meet certain financial tests, including, without limitation, maximum levels of debt as a ratio of EBITDA (as defined), minimum interest coverage and maximum amount of capital expenditures. The credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness (including the senior notes), liens and encumbrances and other matters customarily restricted in such agreements.

                            PAC-WEST TELECOMM, INC.

9.   Purchase Commitments:

     At September 30, 1999, the Company has approximately $30,000,000 of purchase orders outstanding for network equipment due for delivery during 1999 and 2000. These purchase orders are cancelable up to 60 days prior to delivery without penalty and are expected to be financed from proceeds received from the senior notes (see Note 8), from internally generated cash flows, from borrowings under the senior credit facility or from proceeds from the Company's initial public offering consummated November 9, 1999 (see Note 16).

     In addition, the Company is in the process of implementing a new billing and operations support system. Total estimated costs for this system aggregate approximately $15,000,000 of which approximately $7,500,000 is estimated to be incurred in 1999, $6,000,000 in 2000, and $1,500,000 in 2001. Of the $7,500,000
estimated to be incurred in 1999, $5,500,000 is recorded in projects-in-progress at September 30, 1999.

10.  Revenue Recognition:

     Service revenue is recognized in the month in which the service is provided, except for reciprocal compensation generated by calls placed to Internet service providers connected through the Company's network. The rights of competitive local exchange carriers, such as the Company, to receive this type of compensation is the subject of numerous regulatory and legal challenges (see Note 14). Until this issue is ultimately resolved, the Company will recognize this revenue on a cash-received basis.

     Two incumbent local exchange carriers (ILECs) with which the Company has interconnection agreements had withheld payments from amounts billed by the Company under their agreements since August 1997. In September 1999, a settlement was entered into with one of these ILEC's. Under the terms of the settlement, the ILEC has paid $20.0 million to the Company and $20.0 million to certain shareholders of the Company as of the date of the recapitalization in settlement of those claims. In addition, subsequent to September 30, 1999, the other ILEC paid $6,308,000 of the reciprocal compensation it had withheld subject to certain rights of recovery (see Note 14).

11.  Stockholders' Equity:

     Stock Splits

     On March 19, 1999, the board of directors authorized a ten-for-one split of the Company's authorized and outstanding common stock and preferred stock. On October 7, 1999, the board of directors authorized a 1.4-for-1 split of the Company's outstanding common and preferred stock. In addition, on October 7, 1999, the board of directors approved a resolution to increase the authorized shares of common stock to 50,000,000 shares. All share and per share data have been restated to reflect these stock splits.

     Convertible Redeemable preferred stock

     The preferred stock has preference over common stock in liquidation equal to its liquidation value of $25.72 per share, plus accrued dividends computed at a 10 percent rate, compounded quarterly (collectively, the Preference Amount). After payment of the Preference Amount, the preferred stock and the common stock share ratably in any distribution by the Company. At September 30, 1999, $4,876,000 (or $2.786 per outstanding share of preferred stock) is accrued for cumulative preferred dividends. See Note 16 for discussion of the conversion of all outstanding preferred stock and cumulative dividends into common stock in November 1999.

                            PAC-WEST TELECOMM, INC.
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS--(Continued)


11.  Stockholders' Equity (continued):

     Stock Options

     In January 1999, the Company's board of directors approved the terms of the 1999 Stock Incentive Plan (the Plan) which authorizes the granting of stock options, including restricted stock, stock appreciation rights, dividend equivalent rights, performance units, performance shares or other similar rights or benefits to employees, directors, consultants and advisors. Options granted under the Plan have a term of ten years. In addition, options have been granted to two senior officers outside of the 1999 Plan but governed by the rules of the 1999 plan.

     An aggregate of 3,150,000 shares (after the 1.4-for-1 stock split) of common stock have been reserved for option grants. Options to purchase 1,250,200 shares of common stock have been granted and options to purchase 28,700 shares of common stock have been canceled during the nine month period ended September 30, 1999.

     The following table summarizes information about the Company's stock options outstanding as of September 30, 1999 (after 1.4-for-1 stock split):

                        Options Outstanding                                         Options Exercisable
-------------------------------------------------------------------------------------------------------------------
Number Outstanding       Weighted Average
 at September 30,        Contractual Life        Weighted Average       Number Exercisable at     Weighted Average
       1999              Remaining (Years)        Exercise Price         September 30, 1999        Exercise Price
-------------------------------------------------------------------------------------------------------------------
      568,750                  9.0                     $0.48                   350,000                $0.48
    1,221,500                  9.6                     $2.14                        --                   --
    ---------                                                                  -------
    1,790,250                  9.4                     $1.61                   350,000                $0.48
    =========                                                                  =======


12.  Income (Loss) Per Share:

     Diluted net income (loss) per share information for the three and nine month periods ended September 30, 1998, is presented in the accompanying statements of operations as being the same as basic net income (loss) per share information since the impact of the potential issuance of common shares from the exercise of common stock options is antidilutive. Basic and diluted (loss) per share for extraordinary item for the three and nine month periods ended September 30, 1998 was $(0.14) and $(0.38), respectively.

                            PAC-WEST TELECOMM, INC.

12.  Income (Loss) Per Share  (continued):

     Diluted net income per share for the three and nine month periods ended September 30, 1999 has been determined as follows:

                                                                  For the Three Month Period Ended
                                                                      September 30, 1999
                                                  ----------------------------------------------------------------

                                                          Income                   Shares               Per-share
                                                       (Numerator)             (Denominator)              Amount
                                                   -----------------      ---------------------      --------------
Basic net income per share:
Net income applicable
 to common stockholders                                  $ 8,795,000                $17,587,458               $0.50
                                                                                                     ==============

Effect of Dilutive Securities
 Convertible redeemable preferred stock                    1,227,000                  4,864,900
 Stock options                                                     0                  1,125,265
                                                   -----------------      ---------------------

Diluted net income per share:
Income available to common
 stockholders and assumed
 conversions                                             $10,022,000                 23,577,623               $0.43
                                                   =================      =====================      ==============


                                                                  For the Nine Month Period Ended
                                                                        September 30, 1999
                                                   ----------------------------------------------------------------

                                                         Income                   Shares                Per Share
                                                       (Numerator)             (Denominator)              Amount
                                                   -----------------      ---------------------      --------------
Basic net income per share:
Net income applicable
 to common stockholders                                  $ 7,274,000                 17,587,458               $0.41
                                                                                                     ==============

Effect of Dilutive Securities
 Convertible redeemable preferred stock                            0                          0
 Stock options                                                     0                    654,010
                                                   -----------------      ---------------------

Diluted net income per share:
Income available to common
 stockholders and assumed
 conversions                                             $ 7,274,000                 18,241,468               $0.40
                                                   =================      =====================      ==============



     Conversion of the convertible redeemable preferred stock for the nine month period ended September 30, 1999 is antidilutive and has been excluded from the calculation of diluted income per share. The Company consummated an initial public offering of common stock and conversion of all outstanding convertible redeemable preferred stock on November 9, 1999 (see Note 16).

                            PAC-WEST TELECOMM, INC.
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS--(C0NTINUED)


13.  Comprehensive Income:

     In September 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes reporting and disclosure requirements for comprehensive income and its components within the financial statements. There were no items of other comprehensive income for the nine-month periods ended September 30, 1999 and 1998; therefore comprehensive income is the same as net income (loss) for both periods.


14.  Legal Proceedings:

     The Company is a party to the Pacific Bell and California Public Utility Commission proceedings related to reciprocal compensation payment and other interconnection agreement issues. See Note 10 to these condensed financial statements elsewhere in this report.

     On June 24, 1999, the California PUC adopted a decision in the arbitration proceeding between the Company and Pacific Bell which held that reciprocal compensation would be payable for Internet service provider calls under the new interconnection agreement with Pacific Bell which became effective on June 29, 1999. Pacific Bell has requested a rehearing of the decision, although Pacific Bell has paid the full amount of billings for calls since the effective date of the new agreement.

     On September 9,1999, the Company entered into a settlement agreement with Pacific Bell regarding its claims for unpaid reciprocal compensation under their prior interconnection agreement. Under the terms of the settlement agreement, Pacific Bell agreed to pay $20.0 million to the Company and $20.0 million to certain stockholders of the Company as of the date of the recapitalization in settlement of those claims. As a result of these payments, the terms of the September 1998 recapitalization requiring additional distribution to certain shareholders have been satisfied.

     On August 25, 1999, the Company along with the commissioners of the California Public Utilities Commission and others, were named as a defendant in an action filed by GTE California (GTE). The action challenges the legality of the California Public Utilities Commission's decisions regarding requiring reciprocal compensation for traffic termination to Internet service providers. GTE argues that such calls to Internet service providers are not local calls within the meaning of its agreement with the Company even though they are dialed and billed as local calls. The Company intends to seek dismissal of the action or otherwise contest the claims of GTE.

     Subsequent to September 30, 1999, GTE paid, and the Company recorded as revenue, $6,308,000 of reciprocal compensation that GTE had previously withheld. GTE has not waived its rights to appeal, contest and seek subsequent reimbursements of amounts paid for reciprocal compensation.


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

                            PAC-WEST TELECOMM, INC.
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS--(C0NTINUED)


15.   Segment Reporting (continued):

         Specifically, the following table presents revenues by service type:


                                         Nine Month Period Ended
                                         -----------------------

                                       September 30,  September 30,
                                           1999           1998
                                       -------------  -------------

       Local services................    $55,418,000    $19,050,000
       Long distance service.........      5,845,000      4,828,000
       Dedicated transport services..      3,599,000      3,061,000
       Product and services..........      1,283,000      1,127,000
       Other.........................      1,135,000      1,365,000
                                         -----------    -----------

                                         $67,280,000    $29,431,000
                                         ===========    ===========

Local services revenues for the nine month period ended September 30, 1999 include the $20,000,000 reciprocal compensation settlement payment.


16.  Subsequent Events:

     The Company consummated an initial public offering of common stock on November 9, 1999. The offering was for 11,400,000 shares of previously unissued common stock plus additional 1,365,000 shares to cover the underwriters over-allotments.

     All outstanding preferred stock and related cumulative dividends were converted into 5,040,868 shares of the Company's common stock as of November 9, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks, and as a result, our actual results may differ materially from those discussed here. These uncertainties and risks include among others, our substantial debt leverage, the demand for our services, our ability to successfully attract and retain personnel, competition, uncertainties regarding our dealings with Incumbent Local Exchange Carriers (ILECs), other telecommunications carriers and facility providers, regulatory uncertainties, reliance on leased transmission capacity and the cost of the capacity, the need to finance future capital expenditures, the possibility of an adverse decision related to reciprocal compensation owing to us by ILECs, as well as our future success in our rapid business expansion into additional markets.


Overview

     Pac-West Telecomm, Inc. is a rapidly-growing provider of integrated communications services in the western United States. Our customers include Internet service providers (ISPs), small and medium businesses and enhanced communications service providers, many of which are communications intensive users. Our predecessor (also known as Pac-West Telecomm, Inc.) began selling office phone systems in 1980 and reselling long distance service to small and medium businesses and residential customers in 1982. Beginning in 1986, our predecessor began offering paging and telephone answering services to its customers. Effective September 30, 1996, our predecessor transferred its telephone and answering service divisions to us. Prior to September 30, 1996, we did not conduct any operations and, since that time, we have disposed of the answering service division and have focused our business strategy on operating as a provider of integrated communications services. For the three month period ended September 30, 1999 and the nine month period ended September 30, 1999, recognizing compensation from other communications companies for completing their customers' calls only to the extent such compensation was actually received in cash, we had net revenues of approximately $37.0 million and $67.3 million and adjusted EBITDA of approximately $25.8 million and $37.7 million, respectively (these results include $20.0 million in settlement of claims for unpaid reciprocal compensation revenues).


Factors Affecting Operations:

     Revenues. We derive our revenues from monthly recurring charges, usage charges and initial non-recurring charges and telephone equipment sales and service. Monthly recurring charges include the fees paid by customers for lines in service and additional features on those lines, as well as equipment collocation services. Usage charges consist of fees paid by end users for each call made, fees paid by ILECs as reciprocal compensation (which results from Pac-West terminating calls made by ILEC customers), and access charges paid by carriers for long distance traffic originated or terminated by Pac-West. Initial non-recurring charges are paid by end users, if applicable, for the initiation of our service.

     We derive a substantial portion of our revenues from reciprocal compensation paid by ILECs with which we have interconnection agreements. Until recently, two ILECs with which we have interconnection agreements, Pacific Bell and GTE, refused to pay that portion of reciprocal compensation due under their prior agreement that they estimated was the result of inbound calls terminating to ISPs. These ILECs contend that such ISP calls are not local calls within the meaning of their respective interconnection agreements and claim that no reciprocal compensation is therefore payable. On June 24, 1999, the California Public Utilities Commission adopted a decision in an arbitration proceeding between us and Pacific Bell which held that reciprocal compensation would be payable for ISP calls under our new interconnection agreement with Pacific Bell which became effective on June 29, 1999. Pacific Bell has paid the full amount of our billings for calls since the effective date of the new agreement. In September 1999, a settlement agreement was entered into with Pacific Bell for previously withheld reciprocal compensation, whereby $20.0 million was paid to us and is included in revenue for the three month period ended September 30, 1999 (see
Note 14 to accompanying Unaudited Condensed Financial Statements). For the three month and nine month periods ended September 30, 1999, recorded reciprocal compensation accounted for 36.5 % and 39.9% of our revenue excluding the $20.0 million settlement revenue, and 70.8% and 57.8% of our revenues including the settlement revenue. For the comparable 1998 periods, these percentages were 32.9% for the three month and 35.6% for the nine month periods.

     On August 25, 1999, we, along with the commissioners of the California Public Utility Commission and others, were named as a defendant in an action filed by GTE. The action challenges the legality of the California Public Utility Commission's decisions regarding reciprocal compensation as discussed above. We intend to seek dismissal of the action or otherwise contest the claims of GTE. In October 1999, GTE paid, and the Company recorded as revenue, $6.3 million of reciprocal compensation that GTE had previously withheld. GTE has not waived its rights to appeal, contest or seek subsequent reimbursements of amounts paid by it as reciprocal compensation.

     We expect that reciprocal compensation will continue to represent a significant portion of our revenues in the future. We are currently negotiating and implementing new interconnection agreements and the terms of the related reciprocal compensation. The per minute reciprocal compensation rate we receive from Pacific Bell under our new agreement is significantly lower than it was under our previous agreement. Based on current market conditions, we also expect that the per minute reciprocal compensation rate will similarly decline from historic rates under any other future interconnection agreements.

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

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses include network operations, development, administration and maintenance costs, selling and marketing, customer service, information technology, billing, corporate administration and personnel. We expect to incur significant selling and marketing costs as we continue to expand our operations, a significant amount of which will be incurred in a particular market before the switch becomes operational and begins to generate revenue. Consequently, selling and marketing expenses are expected to increase until implementation of our expansion plan is substantially complete. We will incur other costs and expenses, including the costs associated with the development and maintenance of our networks, administrative overhead, premises leases and bad debts. We expect that these costs will grow significantly as we expand our operations and that sales and marketing and administrative overhead will be a large portion of these expenses during the start-up phase in each of our new markets.

Results of Operations

     The following tables summarize the results of operations as a percentage of revenues for the nine month periods ended September 30, 1999 and 1998 and for the three month periods ended September 30, 1999 and 1998. For 1999, these tables reflect percentages of revenue including and excluding the $20.0 million reciprocal compensation settlement received in September 1999. The following data should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this report:

                                                                Nine Month Period Ended
                                                                     September 30,
                                                 -------------------------------------------------------

                                                                 1999                          1998
                                                 ------------------------------------       ------------

                                                     (including           (excluding
                                                    settlement)           settlement)
Statements of Operations Data:
Revenue                                                    100.0%               100.0%          100.0%
Operating Costs                                             21.6%                30.8%           39.6%
Selling, general and administrative expenses                22.3%                31.8%           36.5%
Depreciation and amortization expense                        8.6%                12.1%            9.4%
Income (loss) from operations                               47.5%                25.3%           14.5%
Net income (loss)                                           16.1%                 0.7%           (5.2%)


                                                                Three Month Period Ended
                                                                      September 30
                                                 -------------------------------------------------------

                                                                 1999                           1998
                                                 ------------------------------------       ------------

                                                      (including           (excluding
                                                      settlement)          settlement)
Statements of Operations Data
Revenue                                                    100.0%               100.0%          100.0%
Operating Costs                                             15.7%                34.1%           40.7%
Selling, general and administrative expenses                14.8%                32.1%           68.6%
Depreciation and amortization expense                        6.6%                14.4%           11.2%
Income (loss) from operations                               62.9%                19.4%          (20.5%)
Net income (loss)                                           27.1%                (2.8%)         (50.7%)



Nine Month Period Ended September 30, 1999 Compared to Nine Month Period Ended September 30,1998

     Revenues for the nine month period ended September 30, 1999 increased $37.9 million to $67.3 million (increase of $17.9 million to $47.3 million excluding the $20.0 million reciprocal compensation settlement) from $29.4 million for the corresponding period in 1998. The increase in revenues was primarily attributed to an increase of $28.4 million in paid local interconnection revenues (including the $20.0 million reciprocal compensation settlement) and an increase of $6.4 million in recurring charges and installation charges billed directly to ISPs.

     In the third quarter of 1998, we installed new higher capacity switches at our Stockton and Los Angeles switching sites (Super POPs). During the fourth quarter of 1998, we expanded switch capacity to existing and new customers. In the second quarter of 1999, we activated a new higher capacity switch in Oakland and continued to expand our switching capacity in Los Angeles. Our revenues for the nine months of 1999 significantly increased compared to the nine months of 1998 as a result of additional switch capacities, and increased utilization of our expanded switch capacities, primarily attributable to ISP customers. In addition, new service orders from small and medium businesses have continued to accelerate in 1999 as we have built our sales force.

     The number of access lines in service increased 150% to 88,009 as of September 30, 1999 from 35,141 as of September 30, 1998. Billable minutes of use were 10.7 billion in the first nine months of 1999, up 106% from 5.2 billion for the first nine months of 1998.

     Inbound local calls and minutes subject to reciprocal compensation revenues in accordance with interconnection agreements increased 62% and 104%, respectively, for the first nine months of 1999 over the first nine months of 1998. These significant increases in inbound local calls and minutes resulted in an $8.4 million (80%) increase in paid interconnection revenues.

     The $6.4 million increase in the first nine months of 1999 over the first nine months of 1998 in direct billings to Internet service providers represented a 95% year to year increase. Lines used by our Internet service providers significantly increased in the first nine months of 1999 over the same period in 1998, to 64,795 lines in service by Internet service providers at September 30, 1999, from 29,692 lines in service at September 30, 1998.

     Our operating costs for the nine months ended September 30, 1999 increased $2.8 million, to $14.5 million from $11.7 million for the corresponding period in 1998. The increase in operating costs was primarily due to an increase in network operations associated with a higher level of telecommunications activity. We made significant investments in our telephone infrastructure during the first nine months of 1998 and the first nine months of 1999 to accommodate future growth of our communications services. As a result of increased utilization of our newly installed switching equipment and the use of higher capacity transmission facilities, our operating costs decreased as a percentage of revenues.

     Excluding in 1998 the $3.8 million of bonuses paid to certain key executives in connection with their assistance with our recapitalization and consulting payments made to our current president in connection with services provided by him prior to his joining our company, our selling, general and administrative expenses for the nine months ended September 30, 1999 increased $8.1 million to $15.0 million from $6.9 million for the corresponding period in 1998. The increase in selling, general and administrative expenses was primarily due to the addition of 41 employees in sales and marketing; an increase in network operational, development and administration costs including 28 additional network employees; an increase of 23 service technicians; and 12 additional employees in other administration, customer service and information technology functions. Total number of our employees increased from 112 at September 30, 1998 to 216 at September 30, 1999.

     Our depreciation and amortization expense for the nine months ended September 30, 1999 increased $2.9 million to $5.7 million from $2.8 million for the corresponding period in 1998. The increase in depreciation and amortization expense was primarily due to the additional depreciation on the $42.5 million of equipment acquired during 1998 and the $33.3 million of equipment acquired during the nine months ended September 30, 1999.

     Our interest expense for the nine months ended September 30, 1999 increased $11.5 million to $13.2 million from $1.7 million in the corresponding period in 1998. The increase in interest expense was primarily due to the financing of a significant portion of the $42.5 million of equipment acquired during 1998 and interest on the $150 million senior notes issued on January 29, 1999, including amortization over 10 years of the related deferred financing costs associated with that offering. In addition, the interest rate on the senior notes since January 29, 1999 is a higher interest rate than the rates paid on the equipment financings outstanding during the nine months ended September 30, 1998.

     The Company's effective income tax rate for the nine month period ended September 30, 1999 was 47%. Such rate reflects the applicable federal and state statutory income tax rates along with the tax impact of the previously stated reciprocal compensation settlement. The income tax provision (benefit) for the period ended September 30, 1998 includes $1,025,000 for the tax effect of non-deductible costs related to the merger and recapitalization.


Three Month Period Ended September 30, 1999 Compared to Three Month Period Ended September 30,1998

     Our revenues for the three month period ended September 30, 1999 increased $27.5 million to $37.0 million (increase of $7.5 million to $17.0 million excluding the $20.0 million reciprocal compensation settlement) from $9.5 million for the corresponding period in 1998. The increase in revenues was primarily attributed to an increase of $23.1 million in paid local interconnection revenues (including the $20.0 million reciprocal compensation settlement) and an increase of $2.2 million in recurring charges and installation charges billed directly to ISPs.

     In the third quarter of 1998, we installed new higher capacity switches at our Stockton and Los Angeles switching sites (Super POPs). During the fourth quarter of 1998, we expanded switch capacity to existing and new customers. In the second quarter of 1999, we activated a new higher capacity switch in Oakland and continued to expand our switching capacity in Los Angeles. Our revenues for the three month period ended September 30, 1999 significantly increased compared to the three month period ended September 30, 1998 as a result of the increased utilization of this newly installed switch capacity, primarily attributable to ISP customers. In addition, new service orders from small and medium businesses have continued to accelerate in the three month period ended September 30, 1999 as we have built our sales force.

     The number of access lines in service increased 150% to 88,009 as of September 30, 1999 from 35,141 as of September 30, 1998. Billable minutes of use were 4.0 billion in the three month period ended September 30, 1999, up 100% from 2.0 billion for the three month period ended September 30, 1998.

     Inbound local calls and minutes subject to reciprocal compensation revenues in accordance with interconnection agreements increased 57% and 101%, respectively, for the three month period ended September 30 of 1999 over the three month period ended September 30 of 1998. These significant increases in inbound local calls and minutes resulted in a $3.1 million (99%) increase in paid interconnection revenues.

     The $2.2 million increase in the three month period ended September 30, 1999 over the three month period ended September 30, 1998 in direct billings to Internet service providers represented a 95% year to year increase. Lines used by our Internet service providers significantly increased in the first nine months of 1999 over the same period in 1998, to 64,795 lines in service by Internet service providers at September 30, 1999, from 29,692 lines in service at September 30, 1998.

     Our operating costs for the three month period ended September 30, 1999 increased $1.9 million, to $5.8 million from $3.9 million for the corresponding period in 1998. The increase in operating costs was primarily due to an increase in network operations associated with a higher level of telecommunications activity. We made significant investments in our telephone infrastructure during the nine months of 1998 and the first nine months of 1999 to accommodate future growth of our communications services. As a result of increased utilization of our newly installed switching equipment and the use of higher capacity transmission facilities, our operating costs decreased as a percentage of revenues.

     Excluding in 1998 the $3.8 million of bonuses paid to certain key executives in connection with their assistance with our recapitalization and consulting payments made to our current president in connection with services provided by him prior to his joining our company, our selling, general and administrative expenses for the three month period ended September 30, 1999 increased $2.8 million to $5.5 million from $2.7 million for the corresponding period in 1998. The increase in selling, general and administrative expenses was primarily due to the addition of 41 employees in sales and marketing; an increase in network operational, development and administration costs including 28 additional network employees; an increase of 23 service technicians; and 12 additional employees in other administration, customer service and information technology functions. Total number of employees increased from 112 at September 30, 1998 to 216 at September 30, 1999.

     Our depreciation and amortization expense for the three month period ended September 30, 1999 increased $1.4 million to $2.5 million from $1.1 million for the corresponding period in 1998. The increase in depreciation and amortization expense was primarily due to the additional depreciation on the $42.5 million of equipment acquired during 1998, and the $33.3 million of equipment acquired during the nine months ended September 30, 1999.

     Our interest expense for the three month period ended September 30, 1999 increased $3.8 million to $4.7 million from $0.9 million in the corresponding period in 1998. The increase in interest expense was primarily due to the financing of a significant portion of the $42.5 million of equipment acquired during 1998 and interest on the $150 million senior notes issued on January 29, 1999, including amortization over 10 years of the related deferred financing costs associated with that offering. In addition the interest rate on the senior notes since January 29, 1999 is a higher interest rate than the rates paid on the equipment financings outstanding in the third quarter of 1998.

     The Company's effective income tax rate for the three month period ended September 30, 1999 was 48%. Such rate reflects the applicable federal and state statutory income tax rates along with the tax impact of the previously stated reciprocal compensation settlement. The income tax provision (benefit) for the period ended September 30, 1998 includes $1,025,000 for the tax effect of non-deductible costs related to the merger and recapitalization.


Liquidity and Capital Resources

     Net cash provided by operating activities was $42.7 million for the nine month period ended September 30, 1999 compared to $4.5 million for the nine month period ended September 30, 1998. This increase primarily is attributable to income from operations being $27.7 million more in 1999 than in 1998 (reflecting the impact of the $20.0 million reciprocal compensation settlement), and accounts payable of approximately $12.0 million at September 30, 1999 for new switching and related equipment.

     Net cash used in investing activities was $42.7 million for the nine month period ended September 30, 1999 compared to $20.5 million for the nine month period ended September 30, 1998. During the nine month period ended September 30, 1999, the Company invested $33.3 million in new switching and related equipment as compared to $20.6 million during the comparable 1998 period. Further, $19.7 million of the proceeds from the senior note offering was used to purchase short-term investments to fund the interest reserve trust account for the first two scheduled interest payments on the notes, less redemption of $10.2 million to pay the first scheduled interest payment.

     Net cash provided by financing activities was $43.8 million for the nine month period ended September 30, 1999 compared to $18.8 million for the nine month period ended September 30, 1998. The net cash provided in the nine month period ended September 30, 1999 was primarily attributable to proceeds from the issuance of $150 million of our senior notes reduced by the payoff of $100 million of senior secured borrowings.

     The local telecommunications services business is capital intensive. Our operations have required and will continue to require substantial capital investment for the design, acquisition, construction and implementation of our network. Capital expenditures (including amounts financed under capital leases in 1998) were $33.3 million for the first nine months of 1999, and $42.5 million for the year ended December 31, 1998. Of the $42.5 million of capital expenditures during 1998, $25.6 million was included in projects-in-progress at December 31, 1998 and therefore is not being depreciated until placed in service in 1999. We expect to make additional capital expenditures between $7.0 and $17.0 million during the balance of 1999. Actual and planned capital expenditure projects during 1999 include: completion of an upgraded and expanded switch at the existing Oakland, California facility; construction of switching facilities in Las Vegas, Nevada and Seattle, Washington; addition of a second switch in Los Angeles, California; and implementation of a new billing and operations support system. The actual cost of our planned expansion will depend on a variety of factors, including the cost of the development of our network in each of our new markets, the extent of competition and pricing of the telecommunications services in such markets and the acceptance of our services. Accordingly, our actual capital requirements may exceed the amounts described above.

     Effective June 15, 1999, we entered into a new senior credit facility having a three year term. This facility provides for maximum borrowings of $40.0 million for working capital and other general corporate purposes, and bears interest, at our option, at:

     1) the base rate, as defined in the senior credit facility; or
     2) the LIBOR rate, as defined in the senior credit facility, plus between 2.25% and 3.5 %.

As of September 30, 1999, there were no amounts outstanding under this facility and the borrowing rate would have been 8.15%. Borrowings under this senior credit facility are secured by substantially all of our assets. See Note 8 to Unaudited Condensed Financial Statements included elsewhere in this report.

     Our principal sources of funds for the balance of 1999 are anticipated to be current unrestricted cash balances, cash flows from operating activities, proceeds from our initial public offering consummated November 9, 1999, and borrowings under the senior credit facility. In addition, we purchased and pledged to the trustee for the benefit of the holders of the senior notes approximately $19.7 million of U.S. government securities (classified as restricted cash) to provide for the payment of the first two scheduled interest payments due under the senior notes, of which $10.2 million was redeemed to pay the initial payment due. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our financial obligations for the balance of 1999, as well as to provide funds for our working capital, capital expenditures and other needs. No assurance can be given, however, that this will be the case. Depending upon our rate of growth and profitability, especially if we pursue any significant acquisitions, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us. Our future operating performance and ability to service or refinance the senior notes and to repay, extend or refinance the new senior credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

     Instruments governing our indebtedness, including the senior credit facility and the senior notes indenture, contain financial and other covenants that restrict, among other things, our ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of our assets. Such limitations, together with our highly leveraged nature, could limit corporate and operating activities, including our ability to respond to market conditions to provide for unanticipated capital investments or to take advantage of business opportunities.


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

     Impact of the Year 2000 computer problem. The Year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. To date, we have not experienced any Year 2000 issues with any of our internal systems or our products, and we do not expect to experience any of them.

     Assessment. The Year 2000 problem affects the computers, software and other equipment that we use, operate or maintain for our operations. Accordingly, we have organized a program team responsible for monitoring the assessment and remediation status of our Year 2000 issues and reporting to our management. This project team has completed assessing the potential effect and costs of remediating Year 2000 issues for our internal systems. We have not obtained independent verification or validation to assure the reliability of our risk and cost estimates because we do not feel that the scope of our program warrants this time and expense.

     Internal infrastructure. We believe that we have identified all major computers, software applications and related equipment used in connection with our internal operations that will need to be evaluated to determine if they must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business. We have completed assessing the potential impact of Year 2000 issues on these computers, equipment and applications, and are currently modifying, upgrading and replacing major systems that we believe have Year 2000 issues. Our long distance billing system is not yet Year 2000 compliant. We are in process of replacing our long distance billing system to accommodate future anticipated growth with a new Year 2000 compliant system.

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

     Products. We have designed our products to be Year 2000 compliant and believe that using our products as documented should not cause any Year 2000-related issues. We have tested and intend to continue to test all of our products for Year 2000 issues. While we believe our products are Year 2000 compliant, it is impractical for us to test our products in every telecommunications systems environment or with all available combinations of our products with components supplied by our customers or other third party suppliers. As a result, there may be situations where the combination of our products working with components supplied by other third parties could result in Year 2000 issues.

     Costs of remediation. We currently anticipate that our total cost of addressing our Year 2000 issues will be $150,000, substantially all of which has been incurred and expensed through September 30, 1999. We do not have a separate information technology or similar budget. The cost of addressing Year 2000 issues have been reported as a general and administrative expense. We have not deferred any material information technology projects due to our Year 2000 efforts. Since we have been working on a Year 2000 resolution for over one year, all major decisions regarding replacements of equipment and software were done with Year 2000 compliance as major purchase criteria. Costs of software upgrades and additions, as well as hardware upgrades which were required for compatibility, enhancement, capability/capacity, or efficiency were not considered as a Year 2000 cost.

     Suppliers. We have contacted third-party suppliers of components and our key subcontractors used in the manufacture of our products to identify, and to the extent possible, resolve issues relating to the Year 2000 issue. While we expect that we will be able to resolve any significant Year 2000 issue identified with these third parties, because we have no control over the actions of these parties, these third parties may not remediate any or all of the Year 2000 issues identified. Any failure of any of these third parties to timely resolve Year 2000 issues with either their products sold to us, or their systems could have a material adverse effect on our business, operating results and financial condition. We believe that many incumbent local exchange carriers and long distance carriers are also impacted by the Year 2000 issue, which in turn could affect us.

     Most reasonably likely worst case consequence of Year 2000 issues. We expect to identify and resolve all Year 2000 issues that could materially adversely affect our business operations. However, for the reasons discussed above, we believe that it is not possible to determine with complete certainty that all Year 2000 issues affecting us have been identified or corrected. As a result, we believe that the following consequences are possible:

     . operational inconveniences and inefficiencies for us, our contract manufacturers and our customers that will divert our management's time and attention and our financial and human resources from ordinary business activities;

     . business disputes and claims for pricing adjustments or penalties by our customers due to Year 2000 issues, which we believe will be resolved in the ordinary course of business; and

     . business disputes alleging that we failed to comply with the terms and conditions of contracts or industry standards of performance that result in litigation on contract termination.

     Contingency plan. We have completed our contingency plan. Depending on the systems affected, the plan could include:

     .  accelerated replacement of affected equipment software;

     .  short to medium-term use of backup equipment and software;

     .  increased work hours for our personnel; and

     . use of contract personnel to correct on an accelerated schedule any Year 2000 issues that arise or to provide manual workarounds for information systems.

Our implementation of any of these contingency procedures could have a material adverse effect on our business, operating results and financial conditions.


Inflation

     We do not believe that inflation has had any material effect on our business during the nine month periods ended September 30, 1999 and September 30, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


     The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At December 31, 1998, we had $100 million of long-term debt and other long-term obligations subject to variable interest rates. However, all of this $100 million was replaced by the issuance of $150 million of fixed rate notes in January 1999, and consequently we currently have no risk exposure associated with changing interest rates on debt. We are exposed to changes in interest rates on our investments in cash equivalents. All of our investments in cash equivalents are in money market funds that hold short-term investment grade commercial paper, treasury bills or other U.S. government obligations. Therefore this investment policy reduces our exposure to long-term interest rate changes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $59.0 million of cash equivalent investments at September 30, 1999 by approximately $590,000. We do, however, have market risk exposure associated with the market price on the $150 million of notes outstanding. These notes are recorded at book value, which could vary from current market prices in the future, especially if interest rates decline. As of September 30, 1999, the market value of the notes approximated their book value.

                                    PART II
                               OTHER INFORMATION

ITEM 1.   Legal Proceedings

     See Note 14 to the Unaudited Condensed Financial Statements included elsewhere in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operations-- Revenues" for a description of certain legal proceedings involving Pac-West.

     On October 12, 1998, we filed at the Public Utilities Commission of Nevada a petition for arbitration of an interconnection agreement with Nevada Bell in accordance with Section 252 (b) of the Telecommunications Act of 1996. The issues in this arbitration are whether reciprocal compensation is payable for calls placed to Internet service providers and whether reciprocal compensation is payable for a local-rated call placed by a dialing party in one local calling area that is routed to a second local calling area for completion. On April 8, 1999, the Public Utilities Commission of Nevada held that calls placed to Internet service providers are subject to reciprocal compensation in the same manner as other calls, but held that, under current Nevada regulatory policy, calls routed from one local calling area to another area for completion should not be deemed local calls. Due to the geographic centralization of Nevada populations within large local calling areas, we do not believe that Public Utilities Commission of Nevada's ruling on the classification of local calls will have a material effect on our planned operations in Nevada. On September 2, 1999, Nevada Bell appealed the decision of the Public Utilities Commission of Nevada to the U.S. District Court in Nevada. We intend to defend the validity of the decision before the Court.


ITEM 2.   Changes in Securities and Use of Proceeds

     On September 22, 1999, all of our unregistered Series A senior notes due 2009 were exchanged for Series B senior notes due 2009 registered under the Securities Act of 1933.

     See Note 16 to the Unaudited Condensed Financial Statements for discussion of the conversion of all outstanding preferred stock and cumulative dividends into common stock in November 1999. Also see Item 4 below.


ITEM 4.   Submission of Matters to a Vote of Security Holders

     In April, 1999, in an action in lieu of a special meeting, all of our common stock shareholders approved the First Amendment to the September 16, 1998 Shareholders Agreement. The amendment increased the authorized number of directors on the Company Board of Directors from 7 to 9 and provided that two of the directors were to be outside directors.

     In October, 1999, in two separate actions in lieu of special meetings, all of our common stock shareholders and all of our preferred stock shareholders approved: (a) an increase in the total number of authorized shares to 50,000,000 common shares and 1,750,000 preferred shares; (b) the conversion of each outstanding share of common and preferred stock to 1.4 shares of the same class of stock; and (c) the amendment of the definition of "Original Cost" of preferred stock in Section III.B.11 of our Articles of Incorporation to mean $25.72 per share.

     In October, 1999, in two separate actions in lieu of special meetings, all of our common stock shareholders and all of our preferred stock shareholders approved the amendment of our Bylaws so as to:

     . eliminate the necessity of a special shareholders meeting to fill a board vacancy;

     .  eliminate cumulative voting for election of directors;
     . eliminate voting by written consent of shareholders to fill a vacancy on the board;
     . within 10 days following the effective date of an initial public offering, change the expiration of the directors' terms so that the term of only three directors expires at every annual meeting;
     . provide for the removal of the entire Board of Directors or an individual director without cause by a majority vote of the outstanding shares entitled to vote on such removal; and
     .  amendment of the section covering board resignations and vacancies.


ITEM 6.  Exhibit and Reports on Form 8-K


(a)  Exhibit

     The following exhibit is filed in connection with Item 601 of Regulation
     S-K:

          Exhibit
          Number                  Description
          ------                  -----------

            27                  Financial Data Schedule


(b)  Reports on Form 8-K

     The Company did not file any current reports on Form 8-K during the quarter ended September 30, 1999.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 1999.




                                  PAC-WEST TELECOMM, INC.



                                  By:  /s/  Richard E. Bryson
                                      -------------------------------
                                  Richard E. Bryson
                                  Chief Financial Officer
                                  (Principal Financial Officer)



                                  By:  /s/  Dennis V. Meyer
                                      -------------------------------
                                  Dennis V. Meyer
                                  Vice President-Finance
                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX




Exhibit
Number           Description
-------          -----------

27               Financial Data Schedule