Form 10-K
period 1999-12-31
PAC-WEST TELECOMM INC
filed 2000-03-30
CIK 1071598

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Mark One                           FORM 10-K
--------

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                        Commission File Number: 000-27743

                             PAC-WEST TELECOMM, INC.
             (Exact name of registrant as specified in its charter)

             California                                     68-0383568
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                4210 Coronado Avenue, Stockton, California 95204
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (209) 926-3300

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
                 Title of each class                   on which registered
                 -------------------                   -------------------
                        None                                  None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 1, 2000 as reported on the Nasdaq National Market System, was approximately $556,450,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2000 Registrant had outstanding 35,836,919 shares of common stock.

                       Documents Incorporated by Reference
                       -----------------------------------

                                      None

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     We have made statements in this Annual Report on Form 10-K that are not historical facts. These "forward-looking statements" can be identified by the use of terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or comparable terminology. These forward-looking statements include, among others, statements concerning:

     .    our business strategy and competitive advantages;

     . statements regarding the growth of the telecommunications industry and our business;

     .    the markets for our services and products;

     . forecasts of when we will enter particular markets or begin offering particular services;

     .    our anticipated capital expenditures and funding requirements; and

     .    anticipated regulatory developments.

     These statements are only predictions. You should be aware that these forward-looking statements are subject to risks and uncertainties, including financial, regulatory developments, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could affect these statements or prevent us from achieving our stated goals include, but are not limited to, our failure to:

     . prevail in legal and regulatory proceedings regarding reciprocal compensation for Internet-related calls or changes to regulations that govern reciprocal compensation;

     . successfully expand our operations into new geographic markets on a timely and cost-effective basis;

     .    respond to competitors in our existing and planned markets;

     .    retain our key Internet service provider customers;

     . execute and renew interconnection agreements with local incumbent carriers on terms satisfactory to us;

     .    obtain sufficient leased transport capacity;

     .    maintain acceptance of our services by new and existing customers;

     .    replace or upgrade our technology and equipment that becomes obsolete;

     .    attract and retain talented employees and key executive officers;

     . respond effectively to regulatory, legislative and judicial developments;

     . manage administrative, technical or operational issues presented by our expansion plans;

     .    prevent interruption of services from system failures;

     .    generate sufficient cash to service our indebtedness; and

     .    have sufficient funds available to expand our business.

                                    PART I

ITEM 1.   BUSINESS

     The terms "the Company," "Pac-West," "we," "our," "us," and similar terms as used in this Form 10-K, refer to Pac-West Telecomm, Inc. and, unless the context otherwise requires, the telephone and answering service divisions of our predecessor.

Our Company

     Pac-West is a rapidly growing provider of integrated communications services in the western United States. Our customers include Internet service providers, small and medium businesses, and enhanced communications service providers, many of which are communications-intensive users. We built our network to capitalize on the significant growth in national Internet usage and in the related demand for local telephone service by Internet service providers, as well as the increasing demand of small and medium businesses for customized and integrated communications services. We believe the structure of our network and our presence in, or planned expansion into, each local access and transport area in our target markets, provide us with significant competitive advantages over incumbent local exchange carriers and other competitive local exchange carriers, particularly for Internet service providers. Our network enables these companies to provide their business and residential customers with access to Internet, paging and other data and voice services from almost any point in a state through a local call. We believe the breadth of our product offerings and the structure of our network enable us to generate high network utilization, substantial revenues, strong profit margins and positive cash flows.

     The Company was incorporated in May 1996 in the state of California. Our predecessor (also known as Pac-West Telecomm, Inc.), which transferred its telephone division to our Company effective September 30, 1996, began offering long distance service in 1982 and local service in 1996 in California.

Markets

     We believe that the rapid opening of local markets to competition, accelerated growth in local traffic related to increases in Internet access, and the desire for one-stop integrated services by small and medium businesses present significant opportunities for new entrants to achieve penetration of the large, established local exchange services market. We also believe that the primary determinants of success will be the construction of a network that meets the needs of target customers, rapid deployment of network assets, building of a direct local sales force to market to small and medium businesses and the ability to provide competitively priced services.

     We currently own and operate switches in Los Angeles (two switches), Oakland and Stockton, California, Las Vegas, Nevada and Seattle, Washington, with digital connections in most local access and transport areas in these states. In addition, prior to the end of 2000, we plan to offer statewide coverage throughout most of the local access and transport areas in Arizona, Colorado, Texas, Utah, Idaho, New Mexico and Oregon. Initially, we intend to serve Arizona, Colorado, Texas, Utah, Idaho, New Mexico and Oregon through our existing switching sites and three planned additional high volume switching sites. We expect that our network structure will allow virtually all callers in these states to access our networks through a local call.

Network

     We built our network to capitalize on the significant growth in demand for switched data and voice communications and the increasing demands of small and medium businesses for customized, integrated communications services. Since our inception, we have used a "smart-build" strategy, building and owning intelligent components of our network while leasing unbundled loops and transport lines from other carriers. We believe that this strategy has provided us with significant cost and time-to-market advantages over competitors that own both their switches and fiber lines. By owning our switches, we can configure our network to provide high performance, high reliability and cost-effective solutions for our customers' needs. By leasing our transport lines, we can reduce up-front capital expenditures, rapidly enter new markets, and provide low-cost redundancy. In addition, we seek to maximize our operating profits by carrying a high percentage of our customer-originated traffic on our network. As traffic on our network increases, we intend to purchase rights of use in high capacity dark fiber transport lines to interconnect certain of our markets with an owned backbone network. This will provide us with greater flexibility in creating and managing data and voice services and result in cost savings.

     Our network enables our customers to provide their business and residential customers with access to Internet, paging and other services from almost any point in the state through a local call. In this way, our customers can achieve statewide coverage with significantly lower capital and operating expenses. We currently aggregate and concentrate all of our network traffic into our high volume switching sites called Super POPs. Our switching sites offer Internet service providers highly reliable, low cost tandem switching and the ability to build lower cost networks by collocating equipment at our switching sites rather than in each local access and transport area. In addition, our interconnection arrangements and statewide leased transport network allow Internet service providers to obtain statewide coverage at local calling rates, which reduces switching and transmission costs.

     As of December 31, 1999, we had an installed capacity of 460,800 ports in California, Nevada and Washington. We expect to have nine switches with operations in ten western states by the end of 2000, with statewide local coverage in each of our target markets. We installed a second switch in Los Angeles and built a switching site in Washington in late 1999, and we intend to build switching sites in Colorado, Arizona and Texas in 2000.

     Switching Platform. We have chosen Alcatel USA's digital tandem switches to switch calls between originating locations and final destinations. Due to their high call carrying capacity, multiple path call routing capabilities and ability to switch multiple digital, voice and data applications of varying bandwidths, tandem switches are ideally suited for handling the high volumes and long holding times involved in serving Internet service provider customers. Tandem switches, software and customer collocation facilities provide the scale, switching capacity and standardization needed to efficiently and reliably serve our target customers. Our uniform and advanced switching platform combined with the structure of our computer network enable us to:

     .    deploy features and functions quickly throughout our entire network;

     . expand switch and transport capacity in a cost-effective, demand-based manner;

     . lower maintenance costs through reduced training and spare parts requirements; and

     . achieve direct connectivity to wireless and other personal communication system applications in the future.

     Transmission Capacity. We currently lease our transmission facilities from inter-exchange carriers, incumbent local exchange carriers and other competitive local exchange carriers. We generally seek to lease fiber optic transmission facilities from multiple sources in each of our current and target markets. In addition, as discussed above, as traffic on our network increases, we intend to purchase long-term rights of use in high capacity dark fiber transport lines or IRU's. We believe that our broad market coverage results in:

     (1) an increased number of buildings with multiple tenants that can be directly connected to our switching network, which should maximize the number of customers to which we can offer our services;

     (2) a higher volume of communications traffic both originating and terminating on our network, which should result in improved operating margins;

     (3)  enhanced reliability at competitive prices;

     (4) the ability to leverage our investment in high capacity switching equipment and electronics; and

     (5) the opportunity for our network to provide backhaul carriage for other telecommunications service providers, such as long distance and wireless carriers.

     Interconnection. We presently have interconnection agreements with Pacific Bell, GTE and Citizens Telephone Company in California, Central Telephone Company (d/b/a Sprint of Nevada) and Nevada Bell in Nevada, US West and GTE in Washington and Oregon, and US West in Arizona. Our interconnection agreement with GTE in California has expired and is currently being renegotiated. In accordance with its terms, however, this agreement will remain in force during renegotiation. We believe that interconnection arrangements between the incumbent local exchange carriers and other competitive local exchange carriers will be in place at appropriate times in other markets that we may enter. Interconnection agreements between us and incumbent local exchange carriers are subject to approval of the relevant state commission, and under the terms of the Telecommunications Act of 1996, each incumbent local exchange carrier which is subject to the Telecommunications Act of 1996 is required to negotiate an interconnection agreement with us. Where an interconnection agreement cannot be reached on terms and conditions satisfactory to us, we may pursue arbitration of any disputes before the state utility commissions.

Strategy

     We are focused on becoming the integrated communications provider of choice for our customers. Our strategy to meet this objective is to:

     Capitalize on growing demand in our current markets. The demand for data and voice communication services in our current markets is large and growing rapidly. Significant increases in dial-up access to the Internet have resulted in the creation of over 5,000 Internet service providers in the United States, which, in turn, has created strong demand for local access lines nationwide. We intend to increase our market penetration and capitalize on this growth in our current markets by adding more switches and transport lines to increase our capacity, adding new and innovative products to our existing offerings, and repackaging and repricing our offerings in response to the changing demands of our customers. In addition, we believe that we are differentiated by the architecture of our network, which offers the following benefits:

     . switching systems which support high calling volumes and long holding times for Internet service provider calls;

     . statewide local calling capabilities through established physical locations in each local access and transport area within a state, which reduces Internet service providers' transmission costs; and

     . the ability to collocate Internet modems and servers in fewer locations, which enables Internet service providers to achieve broad geographic coverage while minimizing capital expenditures.

     Leverage existing customer base through geographic expansion. We are a leading supplier of Internet access and other Internet infrastructure services in California serving 78 Internet service providers, all of which have operations in California, including Concentric Network Corp., EarthLink, Inc. and Splitrock Services, Inc. We plan to leverage the expansion of these customers into other western states by entering new markets where our current customers have or are beginning operations. In addition, we refine our selection of target markets based on a number of considerations, including the number of potential customers and other competitors in those markets and the presence of multiple transmission facility suppliers. We believe that our geographically clustered network will enable us to take advantage of regional calling patterns to transmit a large percentage of customer traffic on our network. We also believe that by originating and terminating calls on our network, we can continue to achieve significant cost savings and may develop some pricing advantages over our competition.

     Focus on the small and medium business market. We believe that small and medium businesses have significant and increasing needs for advanced communication services. Many of our target customers want technologically advanced communications systems along with low cost bundled local, long distance, data and other enhanced services but do not have the expertise to design, purchase and maintain these kinds of systems and services themselves. We also believe that these target customers are not adequately served by incumbent local exchange carriers and other competitive local exchange carriers. We intend to become a leading provider of integrated communications services to small and medium businesses by providing a complete product offering of system design, equipment installation and maintenance, voice, data and long distance services, 24/7 support, subscription services with multi-year contracts, and optional upgrades to emerging state-of-the-art equipment. We believe that this product mix will enable us to quickly penetrate target markets and build customer loyalty.

     To support the small and medium business market, we have and will continue to expand our sales, customer care and service delivery forces in selected markets. From December 31, 1998 to December 31, 1999, our sales, customer care and service delivery forces increased from 81 to 157 professionals. Of these resources, the direct sales force increased from 34 to 61 in the same period. Since the end of the first quarter of 1998, our sales, customer care and service delivery forces, including direct sales agents, have approximately quadrupled. We believe that employing a direct sales force and independent sales agents with extensive local market and telecommunications sales experience enhances the likelihood of success in new markets. Salespeople with experience in a particular market provide us with extensive knowledge of our target customer base through existing relationships with these customers. As a result, our salespeople are able to pre-sell our products and services before we initiate network operations in a particular market.

     Expand portfolio of products and services. In order to achieve our growth objectives, we expect to continue introducing new and innovative products and services. We recently added several new products to our portfolio, including:

     . managed modem, a packaged product that includes incoming call access lines, modems, routers, and authentication services. This product provides Internet service providers and business customers with a non-capital intensive means of quickly establishing a local point of presence or POP throughout our coverage area.

     . remote access services, including mobile or remote office, virtual office, distance learning and training, and telecommuting. These services include Internet protocol fax, voice mail, paging, integrated messaging, and local area network and virtual private network, or VPN, services. This allows customers to access and interact with home or branch office communications and information systems from anywhere in our market area through a local call.

     . high-speed data services. We currently offer high-speed private line data services and digital subscriber line services to our customers. We also intend to explore wireless and satellite technologies in order to develop an array of high-speed alternatives for our customers.

     Expand through potential strategic acquisitions. We may acquire other competitive local exchange carriers or other communications providers to grow our business. We believe that strategic acquisitions may enable us to accelerate our market penetration, cross-sell additional services, diversify our customer base and improve operating profitability.

Products and Services

     Our products and services are designed to appeal to the sophisticated telecommunications needs of our target customers.

     Local Services. We provide local dial-tone services to customers, allowing them to complete calls in a local calling area and to access long distance carriers. Local services and long distance services can be bundled together using the same transport facility. Our network is designed to allow a customer to easily increase or decrease capacity and alter enhanced communications services as the communications requirements of the business change. In addition to our core local services, we also provide access to third party directory assistance and operator services.

     Long Distance Services. We provide domestic and international long distance services. Long distance calls which do not terminate on our network are passed to long distance carriers which route the remaining portion of the call. Our ability to integrate local and long distance services allows us to aggregate customers' monthly recurring, local usage and long distance charges on a single, consolidated invoice.

     Specialized Application Services. We tailor products and services for target industries with special communications needs. These services typically include rated local calling, expanded local calling area, discounted long distance rates and tailored trunking configurations.

     Internet Service Provider Services. We provide Internet service providers collocation services at each of our switch locations. Collocation enables an Internet service provider to install its equipment in any or all of our switch facilities and interconnect directly to our tandem switches to switch calls from their originating locations to their final destinations. Collocated equipment is protected by the same cooling, power back-up and security systems protecting our switches. An Internet service provider's ability to collocate equipment at a limited number of sites, rather than in each local access and transport area, reduces its capital expenditures and maintenance requirements. We receive monthly rental revenue from the Internet service provider for the space used. Pac-West has recently introduced a managed modem service where we provide modem pools and dedicated circuits into the worldwide web for our Internet service provider customers.

     Enhanced Services. In addition to providing typical enhanced services such as voicemail, call transfer and conference calling, we offer additional value-added enhanced services to complement our core local and long distance services. These enhanced service offerings include:

     . Internet Access Services, which enable customers to use their available capacity for access to Internet service providers.

     . Data Networking Services, which provide high-speed, broadband services to use for data communications, such as private corporate networks.

     . Digital Subscriber Line Services, which offer high-speed digital subscriber line service to our Internet service provider and business customers through a reseller relationship with one or more major digital subscriber line supplier. We began to provide bundled high-speed services through Covad Communications in the fourth quarter of 1999.

     Equipment Sales. System design and equipment sales and installation are essential components of our strategy of marketing to medium and small businesses. We offer our business customers technologically advanced systems bundled together with local and long distance services.

Sales and Marketing

     Sales. We are building an experienced direct sales force. Our direct sales force was increased to 61 as of December 31, 1999, from 34 as of December 31, 1998. We recruit salespeople with strong sales backgrounds in our existing and target markets, including salespeople from long distance companies, telecommunications equipment manufacturers, network systems integrators and incumbent local exchange carriers. We plan to continue to attract and retain highly qualified salespeople by offering them an opportunity to work with an experienced management team in an entrepreneurial environment and to participate in the potential economic rewards made available through a results-oriented compensation program that emphasizes sales commissions.

     During the months prior to initiating service in a new market, our salespeople will begin pre-selling our services to target customers. This pre-selling effort is designed to shorten the period between the availability of service and the receipt of customer orders and to generate customers in each market who may enter into service agreements before the local Pac-West network becomes operational.

     Marketing. In our existing markets, we seek to position ourselves as a high quality alternative to incumbent local exchange carriers for local telecommunication services by offering network reliability and superior customer support at competitive prices. We intend to build our reputation and brand identity by working closely with our customers to develop services tailored to their particular needs and by implementing targeted advertising and promotional efforts, which will be gradually expanding to mass media.

     Customer and Technical Service. We believe that our ability to provide superior customer and technical service is a key factor in acquiring new customers and reducing churn of existing customers. We have developed a customer service strategy designed to effectively meet the service requirements of our target customers. The principal salesperson for each customer will provide the first line of customer service by identifying and resolving any customer concerns. Customer service representatives will provide real time problem identification and resolution and superior customer service. All of these services will be supported by our experienced engineering and technical staff.

Customers

     We focus on providing integrated communications services to Internet service providers, small and medium businesses, enhanced communications service providers, paging companies and call centers, many of which are communications-intensive users. For the three month period ended December 31, 1999, eight of our top fifteen customers were Internet service providers. For the years ended December 31, 1997, 1998 and 1999, Internet service providers accounted for approximately 16.2%, 23.3% and 19.3%, respectively, of our revenues, not including reciprocal compensation related to terminating calls to Internet service providers.

     In addition to Internet service providers, we have targeted enhanced communications service providers as potential large volume users of our services. Enhanced communications service providers offer unified messaging platforms and fax mail services, in addition to recently introduced free fax and voice mail services. The characteristics of this market segment not only offer us the potential to sell more trunks and bill more minutes of use but also allows us to improve the utilization of our resources.

     Additional customer market segments we have targeted as potential large volume users of our services include businesses with significant numbers of telecommuters and businesses with substantial customer service call center operations. Businesses with substantial numbers of telecommuters will be targeted with our managed modem product, including our new 64k and 128k integrated services digital network, or ISDN, service as well as our new digital subscriber line service, to provide a secure, reliable, reasonably priced remote access service to connect telecommuters with corporate local area networks or LANs.

     We have also targeted businesses with substantial customer service call center operations, including the banking, public utilities, and cable television industries. Companies within these industries often send bills or statements with a toll-free telephone number. With our services, these companies can offer a local telephone number on bills and statements, eliminating the need for the company to pay for toll-free service to enable their customers to contact them.

Financial Information about Industry Segments

     Pac-West operates in a single industry segment, telecommunication services. Operations are managed and financial performance is evaluated based on the delivery of multiple communication services to customers over common networks and facilities. See our Financial Statements included in Item 8 of this Form 10-K for information related to revenues by service type.

Seasonality

     There is no seasonality to any of the Company's services.

Significant Relationships

     Reciprocal compensation payments from incumbent local exchange carriers accounted for 37.4%, 37.1% and 57.9% of our revenues for the years ended December 31, 1997, 1998 and 1999, respectively. Reciprocal compensation for 1999 includes amounts received in payment for settlements in connection with disputes over previously withheld reciprocal compensation, which amounted to 27.5% of our total 1999 revenue. The revenues from these carriers are the result of interconnection agreements we have entered into with them that provide for the transport and termination of local telecommunication traffic. Reciprocal compensation payments are currently an important source of revenue for the Company, and as a result, the failure, for any reason, of one or more incumbent local exchange carrier from which we receive reciprocal compensation payments to make such payments in the future could adversely affect our financial condition. Further discussion regarding reciprocal compensation is located under "Regulation - California and Nevada Regulatory Proceedings and Judicial Appeals", and in Note 5 to the audited financial statements under "Revenue Recognition and Legal Proceedings". Reciprocal compensation payments from Pacific Bell accounted for approximately 35.7%, 32.8% and 45.6% of our total revenues in 1997, 1998 and 1999, respectively. Reciprocal compensation payments from GTE accounted for approximately 12.3% of our total revenues in 1999. No other entities accounted for more than 10% of 1997, 1998 or 1999 revenues.

     Pacific Bell, from whom the Company is paid the largest amount of reciprocal compensation, is also the Company's largest supplier, accounting for 44%, 50% and 49% of the Company's operating costs for the years ended December 31, 1997, 1998 and 1999, respectively.

Competition

     The telecommunications industry is highly competitive. We believe that the principal competitive factors affecting our business will be pricing levels and pricing policies, customer service, accurate billing, and, to a lesser extent, variety of services. Our ability to compete effectively will depend upon our continued ability to maintain high quality, market-driven services at prices generally equal to or below those charged by our competitors. To maintain our competitive posture, we believe that we must be in a position to reduce our prices in order to meet reductions in rates, if any, by others. Any such reductions could adversely affect us. Many of our current and potential competitors have financial, personnel, and other resources, including brand name recognition, substantially greater than ours as well as other competitive advantages over us.

     Incumbent Local Exchange Carriers. In each of the markets we target, we will compete principally with the incumbent local exchange carrier serving that area, such as Pacific Bell and GTE in California. Some incumbent local exchange carriers, including GTE, are offering long distance services to their local telephone customers. The regional Bell operating companies, including Pacific Bell, are actively seeking removal of federal regulatory restrictions that prevent them from entering the long distance market. Many experts expect the regional Bell operating companies to be successful in entering the long distance market in a few states within the next two years and in most states within a year or two thereafter. We believe the regional Bell operating companies expect to offset market share losses in their local markets by capturing a significant percentage of the long distance market, especially in the residential segment where the regional Bell operating companies' strong regional brand names and extensive advertising campaigns may be very successful. See "--Regulation."

     As a relatively recent entrant in the integrated telecommunications services industry, we have not achieved and do not expect to achieve a significant market share for any of our services. In particular, the regional Bell operating companies and other local telephone companies have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than ours, have the potential to subsidize competitive services with revenues from a variety of businesses, have long-standing relationships with regulatory authorities at the federal and state levels, and currently benefit from certain existing regulations that favor the incumbent local exchange carriers over us in certain respects. While recent regulatory initiatives, which allow competitive local exchange carriers such as ourselves to interconnect with incumbent local exchange carrier facilities, provide us with increased business opportunities, such interconnection opportunities have been, and likely will continue to be, accompanied by increased pricing flexibility for and relaxation of regulatory oversight of the incumbent local exchange carriers.

     The FCC recently adopted an order that provides for increased incumbent local exchange carrier pricing flexibility and deregulation of some access services and provides a framework for increased pricing flexibility of other services based on a showing by the incumbent local exchange carrier that there is facilities-based competition in specified geographic areas. After meeting these requirements, incumbent local exchange carriers will be allowed to offer discounts to large customers through contract arrangements. The order also permits incumbent local exchange carriers to offer new access services by filing tariffs without prior approval and dispensing with the requirement for them to provide cost supports for their pricing. The FCC also issued a Notice of Proposed Rulemaking that would permit added pricing flexibility for local exchange carriers for additional services conditioned on to be determined competitive criteria and initiated an inquiry into whether competitive local exchange carrier access rates should be regulated. Implementation of the FCC's order could have a material adverse effect on us. As purchasers of access services, we may see increased competition for those services which could lower prices we have to pay for such services.

     Competitive Access Carriers/Competitive Local Exchange Carriers/Other Market Entrants. We also face, and expect to continue to face, competition from other current and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange market such as AT&T, MCI Worldcom, and Sprint, and from other competitive local exchange carriers, out-of-region incumbent local exchange carriers, resellers of local exchange services, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users. In addition, a continuing trend toward mergers, acquisitions and strategic alliances in the telecommunications industry could also increase the level of competition we face. Consolidation is also occurring in the incumbent local exchange carrier industry, such as the proposed plans for mergers between SBC and Ameritech, and between Bell Atlantic and GTE. These types of consolidations and alliances could put us at a competitive disadvantage.

     The Telecommunications Act of 1996 imposes certain regulatory requirements on all local exchange carriers, including competitors such as ourselves, while granting the FCC expanded authority to reduce the level of regulation applicable to any or all telecommunications carriers, including incumbent local exchange carriers. The manner in which these provisions of the Telecommunications Act of 1996 are implemented and enforced could have a material adverse effect on our ability to successfully compete against incumbent local exchange carriers and other telecommunications service providers.

     The changes in the Telecommunications Act of 1996 radically altered the market opportunity for traditional competitive local exchange carriers. Because many existing competitive local exchange carriers initially entered the market providing dedicated access in the pre-1996 era, they had to build a fiber infrastructure before offering services. Switches were added by most competitive local exchange carriers since 1996 to take advantage of the opening of the local market. With the Telecommunications Act of 1996 requiring unbundling of the incumbent local exchange carrier networks, competitive local exchange carriers are now able to enter the market more rapidly by installing switches and leasing fiber transport capacity until traffic volume justifies building facilities. New competitive local exchange carriers will not have to replicate existing facilities and can be more opportunistic in designing and implementing networks.

     Competition for Provision of Long Distance Services. The long distance telecommunications industry has numerous entities competing for the same customers and a high average churn rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline.

     Internet Service Providers. The competition for Internet service provider customers in the telecommunications industry is high and we expect that competition will intensify. In addition, alternative competing technologies regarding this service may emerge. Our competitors in this market include other telecommunications companies, including integrated online services providers with their own communications networks. Many of these competitors have greater financial, technological, marketing, personnel and other resources than ours.

     Competition from International Telecommunications Providers. Under the recent World Trade Organization agreement on basic telecommunications services, the United States and 68 other members of the World Trade Organization committed themselves to opening their respective telecommunications markets to foreign ownership and/or to adopting regulatory measures to protect competitors against anticompetitive behavior by dominant telecommunications companies, effective in some cases as early as January 1998. Although we believe that the World Trade Organization agreement could provide us with significant opportunities to compete in markets that were not previously accessible and to provide more reliable services at lower costs than we could have provided prior to implementation of the World Trade Organization agreement, it could also provide similar opportunities to our competitors. There can be no assurance that the pro-competitive effects of the World Trade Organization agreement will not have a material adverse effect on our business, financial condition and results of operations or that members of the World Trade Organization will implement the terms of the World Trade Organization agreement.

Regulation

     Our telecommunications services business is subject to varying degrees of federal, state and local regulation.

     Federal Regulation

     The FCC regulates interstate and international telecommunications services. We provide service on a common carrier basis. The FCC imposes certain regulations on common carriers such as the regional Bell operating companies that have some degree of market power. The FCC imposes less regulation on common carriers without market power including, to date, competitive local exchange carriers. Among other obligations, common carriers are generally subject to nondiscrimination and tariff filing requirements, as well as certain service reporting requirements. The FCC also requires common carriers to receive an authorization to construct and operate telecommunications facilities, and to provide or resell telecommunications services, between the United States and international points.

     In August 1996, the FCC released an interconnection decision establishing rules implementing the Telecommunications Act of 1996 requirements that incumbent local exchange carriers negotiate interconnection agreements and providing guidelines for review of such agreements by state public utilities commissions. On July 18, 1997, the Eighth Circuit vacated certain portions of the interconnection decision, including provisions establishing a pricing methodology and a procedure permitting new entrants to pick and choose among various provisions of existing interconnection agreements between incumbent local exchange carriers and their competitors. On October 14, 1997, the Eighth Circuit issued a decision vacating additional FCC rules affecting the use of combinations of an incumbent local exchange carrier's unbundled network elements. On January 25, 1999, the Supreme Court reversed most aspects of the Eighth Circuit's holdings with respect to FCC jurisdiction and, among other things, declared that the FCC has general authority under the Telecommunications Act of 1996 to promulgate regulations governing local interconnection pricing, including regulations governing reciprocal compensation. The Supreme Court also found that the FCC had the authority to promulgate a pick and choose rule, and upheld most of the FCC's rules governing access to unbundled network elements. The Court, however, remanded to the FCC its designation of unbundled network elements based on the FCC's use of an improper standard to determine whether an unbundled element must be made available. On November 5, 1999, the FCC released an order largely retaining its list of unbundled network elements, but eliminating the requirement that ILECs provide unbundled access to operator and directory assistance service and determining that in the most dense areas of the top 50 metropolitan areas in certain circumstances local switching need not be unbundled. The FCC at the same time added dark fiber to the list of unbundled network elements.

     The Eighth Circuit decisions and their recent reversal by the Supreme Court perpetuate continuing uncertainty about the rules governing the pricing, terms and conditions of interconnection agreements. The Supreme Court's action in particular may require or trigger the renegotiation of existing agreements. Although state public utilities commissions have continued to conduct arbitrations, and to implement and enforce interconnection agreements during the pendency of the Eighth Circuit proceedings, the Supreme Court's recent ruling and further proceedings on remand at the Eighth Circuit or the FCC may affect the scope of state commissions' authority to conduct such proceedings or to implement or enforce interconnection agreements. They could also result in new or additional rules being promulgated by the FCC. Given the general uncertainty surrounding the effect of the Eighth Circuit decisions and the recent decision of the Supreme Court reversing them, there can be no assurance that we will be able to continue to obtain or enforce interconnection terms that are acceptable to us or that are consistent with our business plans.

     The Telecommunications Act of 1996 is intended to increase competition. The act opens the local services market by requiring incumbent local exchange carriers to permit interconnection to their networks and establishing incumbent local exchange carrier obligations with respect to:

          Reciprocal Compensation. Requires all incumbent local exchange carriers and competitive local exchange carriers to complete calls originated by competing carriers under reciprocal arrangements at prices based on a reasonable approximation of incremental cost or through mutual exchange of traffic without explicit payment.

          Resale. Requires all incumbent local exchange carriers and competitive local exchange carriers to permit resale of their telecommunications services without unreasonable restrictions or conditions. In addition, incumbent local exchange carriers are required to offer wholesale versions of all retail services to other telecommunications carriers for resale at discounted rates, based on the costs avoided by the incumbent local exchange carrier in the wholesale offering.

          Interconnection. Requires all incumbent local exchange carriers and competitive local exchange carriers to permit their competitors to interconnect with their facilities. Requires all incumbent local exchange carriers to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit. At the option of the carrier seeking interconnection, collocation of the requesting carrier's equipment in the incumbent local exchange carriers' premises must be offered, except where an incumbent local exchange carrier can demonstrate space limitations or other technical impediments to collocation.

          Unbundled Access. Requires all incumbent local exchange carriers to provide nondiscriminatory access to unbundled network elements, including certain network facilities, equipment, features, functions, and capabilities, at any technically feasible point within their networks. Such access must be on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit.

          Number Portability. Requires all incumbent local exchange carriers and competitive local exchange carriers to permit users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications carrier to another.

          Dialing Parity. Requires all incumbent local exchange carriers and competitive local exchange carriers to provide "1+" equal access to competing providers of telephone exchange service and toll service, and to provide nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing, with no unreasonable dialing delays.

          Access to Rights-of-Way. Requires all incumbent local exchange carriers and competitive local exchange carriers to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

     Incumbent local exchange carriers are required to negotiate in good faith with carriers requesting any or all of the above arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request arbitration of the disputed issues by the state regulatory commission. Where an agreement has not been reached, incumbent local exchange carriers remain subject to interconnection obligations established by the FCC and state telecommunication regulatory commissions.

     On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. For example, the FCC established new subsidies for telecommunications and information services provided to qualifying schools and libraries with an annual cap of $2.3 billion and for services provided to rural health care providers with an annual cap of $400.0 million. The FCC also expanded the federal subsidies for local exchange telephone service provided to low-income consumers. Providers of interstate telecommunications service, such as ourselves, as well as certain other entities, must pay for these programs. Our share of these federal subsidy funds will be based on our share of certain defined telecommunications end-user revenues. We are paying approximately $8,452 per month in subsidy payments during the first half of 2000. To offset this expense, we currently charge our customers a surcharge on all interstate usage, subject to periodic adjustment. The FCC is currently in the process of revising its rules for subsidizing service provided to consumers in high cost areas, which may result in further substantial increases in the overall cost of the subsidy program. Several parties appealed the May 8th order. Such appeals were consolidated and transferred to the United States Court of Appeals for the Fifth Circuit. On July 30, 1999, the Fifth Circuit affirmed most portions of the May 8th order, but remanded certain aspects of the order to the FCC to conduct further proceedings. The FCC and a federal-state joint board also are continuing to examine and revise various aspects of universal service. We cannot predict the effect that further regulatory or judicial revision of the universal service regime will have on our business, financial condition or results of operations.

     The Telecommunications Act of 1996 codifies the incumbent local exchange carriers' equal access and nondiscrimination obligations and preempts inconsistent state regulation. The Telecommunications Act of 1996 also contains special provisions that eliminate the AT&T Antitrust Consent Decree and similar antitrust restrictions on the regional Bell operating companies restricting the regional Bell operating companies from providing long distance services and engaging in telecommunications equipment manufacturing. The Telecommunications Act of 1996 permitted the regional Bell operating companies to enter the out-of-region long distance market immediately upon its enactment. Further, provisions of the Telecommunications Act of 1996 permit a regional Bell operating company to enter the long distance market in its traditional service area if it satisfies several procedural and substantive requirements in those states in which it seeks long distance relief. These requirements include obtaining FCC approval upon a showing that the regional Bell operating company has entered into interconnection agreements or, under some circumstances, has offered to do so. The interconnection agreements must satisfy a 14-point checklist of competitive requirements and the FCC must be satisfied that the regional Bell operating companies' entry into long distance markets is in the public interest. To date, several petitions by regional Bell operating companies for such entry have been denied by the FCC and only Bell Atlantic's application for New York has been granted. A petition for such authority by SEC for Texas is currently pending before the FCC.

     Under the Telecommunications Act of 1996, any entity, including cable television companies and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. Because implementation of the Telecommunications Act of 1996 is subject to numerous federal and state policy rulemaking proceedings and judicial review there is still uncertainty as to what impact such legislation will have on us, but it is likely to encourage additional competitive entry in markets we serve.

     In accordance with authority granted by the FCC, we resell the international telecommunications services of other common carriers between the United States and international points. In connection with such authority, we have filed tariffs with the FCC stating the rates, terms and conditions for our international services.

     With respect to our domestic service offerings, we have filed tariffs with the FCC stating the rates, terms and conditions for our interstate services. Our tariffs are generally not subject to pre-effective review by the FCC, and can be amended on one day's notice. Our interstate services are provided in competition with interexchange carriers and, with respect to access services, the incumbent local exchange carriers.

     In October 1996, the FCC adopted an order eliminating the requirement that non-dominant interstate carriers such as ourselves maintain tariffs on file with the FCC for domestic interstate services. This order applies to all non-dominant interstate carriers, including AT&T. The order does not apply to the switched and special access services of the regional Bell operating companies or other local exchange providers. On February 13, 1997, the United States Court of Appeals for the District of Columbia Circuit stayed the implementation of the FCC order pending its review of the order on the merits. Currently, that temporary stay remains in effect. If the stay is lifted and the FCC order becomes effective, telecommunications carriers such as ourselves will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions on which they offer their interstate services. In June 1997, the FCC issued another order which allows non-dominant carriers, such as ourselves, to offer interstate access services without the filing of tariffs. The obligation to provide non-discriminatory, just and reasonable prices remains unchanged under the Communications Act of 1934. While tariffs provided a means of providing notice of prices, terms and conditions, we intend to rely primarily on our sales force and direct marketing to provide such information to our customers.

     To the extent we provide interexchange telecommunications service, we are required to pay access charges to incumbent local exchange carriers and other competitive local exchange carriers when we use the facilities of those companies to originate or terminate interexchange calls. Also, as a competitive local exchange carrier, we provide access services to other interexchange service providers. The interstate access charges of incumbent local exchange carriers are subject to extensive regulation by the FCC, while those of competitive local exchange carriers are subject to a lesser degree of FCC regulation but remain subject to the requirement that all charges be just, reasonable, and not unreasonably discriminatory. In two orders released on December 24, 1996, and May 16, 1997, the FCC made major changes to the interstate access charge structure. In the December 24th order, the FCC removed restrictions on incumbent local exchange carriers' ability to lower access prices and relaxed the regulation of new switched access services in those markets where there are other providers of access services. If this increased pricing flexibility is not effectively monitored by federal regulators, it could have a material adverse effect on our ability to compete in providing interstate access services. The May 16th order substantially increased the costs that price cap incumbent local exchange carriers subject to the FCC's price cap rules, recover through monthly, non-traffic-sensitive access charges and substantially decreased the costs that price cap incumbent local exchange carriers recover through traffic-sensitive access charges. In the May 16th order, which was upheld on appeal by the United States Court of Appeals for the Eighth Circuit, the FCC also announced its plan to bring interstate access rate levels more in line with costs. On August 5, 1999, the FCC adopted an order granting price cap local exchange carriers additional pricing flexibility, implementing certain access charge reforms, and seeking comment on others. The order provides certain immediate regulatory relief to price cap carriers and sets a framework of "triggers" to provide these companies with greater flexibility to set interstate access rates as competition increases. The order also initiated rulemaking to determine whether the FCC should regulate competitive local exchange carriers access charges. The manner in which the FCC continues to implement its approach to lowering access charge levels and a decision to regulate competitive local exchange carrier access rates could have a material effect on our ability to compete in providing interstate access services.

     On February 26, 1999, the FCC issued a declaratory ruling on the issue of inter-carrier compensation for calls bound to Internet service providers. The FCC ruled that the calls are jurisdictionally mixed, but largely interstate calls. The FCC, however, determined that this issue did not resolve the question of whether inter-carrier reciprocal compensation is owed for such calls under existing interconnection agreements. The FCC noted a number of factors that would allow the state public utilities commissions to continue to require the payment of reciprocal compensation. Since the issuance of the FCC decision, twenty-eight states have issued decisions either initially or on reconsideration of existing decisions. In twenty-four states, the commission determined compensation is owed. In Massachusetts, however, the commission vacated its earlier decision because, in its view, its decision was based solely on a ground rejected by the FCC and in Missouri the commission determined that the parties payments would be subject to a reconciliation once the FCC determines the issue of the amount of compensation owed. Until then, compensation should be tracked but it does not have to be paid. New Jersey and South Carolina are the only states to find reciprocal compensation does not apply. On March 24, 2000, the U.S. Court of Appeals for The District of Columbia vacated the FCC's declatory ruling and remanded the matter to the FCC. The Court determined that the FCC has not provided a reasoned basis for treating calls to Internet service providers differently from other local calls and, therefore, reciprocal compensation should apply. We cannot predict the impact of the FCC's and the Court's ruling on existing state decisions, the outcome of pending appeals or future litigation on this issue.

     In February 2000, the FCC also initiated a rulemaking to establish a federal rate for calls to Internet service providers. To date, the FCC has not issued any rule establishing such a rate.

     The FCC recently adopted new rules designed to make it easier and less expensive for CLECs to obtain colocation in central offices, by among other things, restricting the ILEC's ability to prevent certain types of equipment from being colocated and requiring ILECs to offer alternative colocation arrangements which will be less costly. On March 17, 2000 the U.S. Court of Appeals for the D.C. Circuit vacated those portions of the FCC's expanded colocation risks that permitted CLECs to colocate equipment that contained functions in addition to those necessary for interconnection or access to unbundled network elements. The Court, while upholding the FCC's authority to require less costly forms of colocation rejected the FCC's effort to leave the choices of space in the ILEC central offices to the CLEC. The Court vacated the rules in part and remanded to the FCC, the issue of what equipment is necessary for interconnection and access to unbundled network elements.

     On November 18, 1999 the FCC also adopted a new order requiring ILECs to provide line sharing, which would allow CLECs to offer data services over the same lines that a consumer uses for voice services without the CLEC having to offer voice services. While we expect these new rules will be beneficial to CLEC's, we cannot be certain that these new rules will be implemented by the ILEC's in a favorable manner. Moreover, these rules have been appealed. We cannot predict that the outcome of these rules on our business.

     State Regulation:  General Framework

     State regulatory agencies have regulatory jurisdiction when Pac-West facilities and services are used to provide intrastate services. A significant portion of our current traffic is classified as intrastate and therefore subject to state regulation. To provide intrastate services, we generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements. We have obtained such certificates to provide local exchange and intrastate toll service in California, Nevada, Washington, Oregon, Arizona and Colorado, and applications are pending in Texas, Idaho, Utah and New Mexico. There can be no assurance that such state authorizations will be granted. Most states in which we operate or propose to operate also requires us to seek approval for any transfers of control.

     In addition, the implementation of the Telecommunications Act of 1996 is subject to numerous state rulemaking proceedings on these issues, it is currently difficult to predict how quickly full competition for local services, including local dial tone, will be introduced. Furthermore, the Telecommunications Act of 1996 provides that state public utilities commissions have significant roles in determining the content of interconnection agreements, including the responsibility to conduct the mandatory arbitration proceedings called for by the Telecommunications Act of 1996. The actions of the state public utilities commissions are subject to the Telecommunications Act of 1996 and, in several respects, the FCC's interpretations thereof. For example, the FCC has determined that the state public utilities commissions will continue to determine whether reciprocal compensation will be included in arbitrated interconnection agreements at least until the FCC adopts a federal rule.

     California Regulatory Proceedings and Judicial Appeals

     Reciprocal Compensation Proceedings. On October 22, 1998, the California Public Utilities Commission issued a decision holding that local telephone calls placed to Internet service providers are local calls entitled to reciprocal compensation. On November 30, 1998, Pacific Bell and GTE filed applications for rehearing of the October 22, 1998 decision, which were denied on July 22, 1999. On August 25, 1999, we, along with the commissioners of the California Public Utilities Commission and others, were named as a defendant in an action filed by GTE California. The action challenges the legality of the California Public Utilities Commission's decisions regarding reciprocal compensation as discussed above. We and the other defendants filed motions to dismiss on a variety of grounds, and defendant MCI Worldcom filed a motion for judgment on the pleadings. The district court heard argument on the motions on January 21, 2000 and took the motions under submission on that day. If the district court denies the motions, we expect all parties to move for summary judgment and for the district court to resolve the case by summary judgment. On October 6, 1999, Pacific Bell sued the California Public Utilities Commission and its members in the U.S. District Court for the Northern District of California. Pacific Bell's lawsuit, like GTE's, challenges the legality of the California Public Utilities Commission's October 22, 1998 decision. We and other competitive local exchange carriers moved to intervene in this case as defendants, and the parties did not oppose those motions. The district court has taken the motions to intervene under submission. The California Public Utilities Commission has moved to dismiss the case. The district court heard arguments on that motion on January 21, 2000 and has taken the motion under submission.

     On November 16, 1998, Pacific Bell filed a Petition for Arbitration of an interconnection agreement in accordance with Section 252(b) of the Telecommunications Act of 1996. This agreement would replace the interconnection agreement which was executed in 1996. On June 24, 1999, the California Public Utilities Commission adopted a decision (D.99-06-088) which adopted the terms of the interconnection agreement between us and Pacific Bell resulting from the arbitration process commenced by the petition. The decision provides that until such time as the October 1998 decision regarding reciprocal compensation is modified, reciprocal compensation is payable by Pacific Bell for calls to Internet service provider customers of Pac-West. The decision also adopts per minute rate levels for reciprocal compensation based on Pacific Bell's approved costs, and these rate levels are substantially lower than the rates under the 1996 interconnection agreement. The parties were ordered to sign an interconnection agreement incorporating these and other results of the arbitration process, and the new interconnection agreement became effective on June 29, 1999. Pacific Bell has requested a rehearing of this matter and on October 6, 1999, filed an appeal in federal district court in San Francisco with respect to this decision although they have paid the full amount of our billings for calls after the effective date of the new agreement. Other competitive local exchange carriers have moved to intervene in this case as defendants. The parties did not oppose these motions. The district court has taken the motions to intervene under submission. The California Public Utilities Commission has moved to dismiss this case. The district court heard arguments on that motion on January 21, 2000 and has taken the motion under submission.

     In February 2000, the California Public Utilities Commission commenced a separate generic proceeding to develop its prospective policy regarding reciprocal compensation. We cannot predict the outcome of the California Public Utilities Commission or GTE proceedings, future appeals or additional pending cases involving related issues, or of the applicability of such proceedings to our interconnection agreement with Pacific Bell or GTE. As a result, no assurance can be given that we will continue to collect the reciprocal compensation or whether we will be entitled to reciprocal compensation for these types of calls in the future. Internet service providers currently form a significant part of our customer base in California and adverse decisions in these proceedings could limit our ability to serve this group of customers profitably and have a material adverse effect on us.

     We expect that reciprocal compensation will continue to represent a significant portion of our revenues in the future although the per minute reciprocal compensation rate may decline significantly in the future. We and GTE of California are currently in the process of renegotiating our interconnection agreement and the terms of our reciprocal negotiations or any arbitration under
Section 252 which may occur in the absence of successful negotiations.

     Rating and Routing of Calls. On September 3, 1999, the California Public Utilities Commission released a decision finding that carriers can provide customers with local telephone numbers for rate centers in which the customer is not located and where a carrier has no physical facilities. The decision deferred the resolution of intercarrier compensation issues in such circumstances to further evidentiary proceedings. In February 2000 the Commission combined this proceeding with the generic rulemaking it commenced to explore its future policy with respect to reciprocal compensation described above. While the ultimate results of this proceeding are unknown, we expect that we will not be prohibited from providing service using this method although the reciprocal compensation rate may be lessened.

     Nevada Regulatory Proceedings and Judicial Appeals

     On October 12, 1998, we filed a petition for arbitration of an interconnection agreement with Nevada Bell and the Public Utilities Commission of Nevada in accordance with Section 252(b) of the Telecommunications Act of 1996. The issues in this arbitration generally concerned whether reciprocal compensation is payable for calls placed to Internet service providers and whether reciprocal compensation is payable for a local-rated call placed by a dialing party in one local calling area that is routed to a second local calling area for completion. On April 8, 1999, the Public Utilities Commission of Nevada held that calls placed to Internet service providers are subject to reciprocal compensation in the same manner as other calls. The Public Utilities Commission of Nevada also held that, under current Nevada regulatory policy, calls routed from one local calling area to another local calling area for completion should not be deemed local calls.

     Due to the geographic centralization of Nevada populations within large local calling areas, we do not believe that the Public Utilities Commission of Nevada's ruling on the classification of local calls will have a material effect on our planned operations in Nevada.

     On September 2, 1999, Nevada Bell sued in U.S. District Court in Reno, Nevada to reverse the decision of the Public Utilities Commission of Nevada. The defendants in that case are Pac-West, the Public Utilities Commission of Nevada and two of its three members, and Advance Telcom Group, Inc., another competitive local exchange carrier. The Court has accepted a stipulation of the parties to resolve the case by summary judgment or by other dispositive motion. On March 1, 2000, Pac-West, Advanced Telcom Group, Inc., and the Public Utilities Commission of Nevada filed motions for summary judgment to affirm the decision. On the same date, Nevada Bell filed a motion for summary judgment to reverse the decision. Briefing will be complete on April 20, 2000 and the Court will rule sometime after that date. No assurances can be given concerning the outcome in this case or in any resulting appeal. Because we expect that Internet service providers will form a significant part of our customer base in Nevada, an adverse decision in this case, or in any resulting appeal, could have a material adverse effect on us.

     Local Regulation

     Our network is subject to numerous local regulations such as building codes and licensing requirements. Such regulations vary on a city by city and county by county basis. To the extent we decide in the future to install our own fiber optic transmission facilities, we will need to obtain rights-of-way over private and publicly owned land and pole attachment authorizations. There can be no assurance that such rights-of-way or authorizations will be available to us on economically reasonable or advantageous terms. We could also be subject to unexpected franchise requirements and be required to pay license or franchise fees based on a percentage of gross revenues or some other formula.

Employees

     As of December 31, 1999, we had 271 full time employees. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. None of our employees are currently represented by a collective bargaining agreement. We also believe that we enjoy good relationships with our employees.

ITEM 2.   PROPERTIES

     We are headquartered in Stockton, California and lease offices and space in a number of locations primarily for sales offices and network equipment installations. As of December 31, 1999, we had 26 premise leases. The table below lists our material facilities:

                                                                                                  Approximate
Location                  Use                                              Lease Expiration      Square Footage
--------                  ---                                              ----------------      --------------
Stockton, CA              Corporate headquarters and switching facility           June 2002          33,000
Oakland, CA               Switching facility                                  November 2003           9,971
Los Angeles, CA           Switching facilities                               September 2006          14,520
Las Vegas, NV             Switching facility                                    August 2009          12,065
Tukwila (Seattle), WA     Switching facility                                  December 2009          16,851

     Since December 31, 1999, we entered into leases for 24,316 square feet of space in Thornton, Colorado and 12,321 square feet in Phoenix, Arizona. Both of these locations are for establishing new switching facilities, which we expect to be operational during the second quarter of 2000. Each such lease has an initial term of ten years, with two five-year renewal options.

     We believe that our leased facilities are suitable and adequate to meet our current needs in the markets in which we currently operate. Additional facilities will be required as our business in existing markets grows and we expand into new markets. Each of our material leases is extendable at our option. Our Stockton, California lease is extendable for five two-year periods, and each of our Oakland, Los Angeles, Las Vegas and Tukwila leases are extendable for two five-year periods.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings, including the Pacific Bell and California Public Utility Commission, and the Nevada Bell and Public Utilities Commission of Nevada proceedings related to reciprocal compensation payment and other interconnection agreement issues. See "Business - Regulation."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 5, 1999, the board of directors of Pac-West initiated a consent solicitation for the purpose of obtaining the approval of the holders of our common stock and then outstanding preferred stock in connection with: (a) a proposed increase in the total number of authorized shares to 50,000,000 common shares and 1,750,000 preferred shares; (b) a proposed stock split of each of our common shares and then outstanding preferred shares in a ratio of 1.4 shares to 1 share; and (c) a proposed amendment of the definition of "Original Cost" of preferred stock in our Articles of Incorporation to mean $25.72 per share.

     On October 5, 1999, the board of directors of Pac-West also initiated a consent solicitation for the purpose of obtaining the approval of the holders of our common stock and then outstanding preferred stock in connection with a proposed amendment to our bylaws that, among other changes, would:

         .    eliminate cumulative voting for election of directors;
         .    change the expiration of the directors' terms so that the term of only three directors expire at each annual meeting; and
         .    amend the section covering board resignations and vacancies.

     On October 7, 1999, each such proposal was approved by the unanimous written consent of the holders of our common stock and the preferred stock then outstanding.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In connection with the Company's initial public offering of its common stock, trading of our common stock began on the Nasdaq National Market System under the symbol "PACW" on November 4, 1999. The following table represents the quarterly high and low closing sale prices of the Company's common stock for the year ended December 31, 1999 as reported by the Nasdaq stock market.

              1999                                                   High           Low
              ----                                                   ----           ---
         Fourth quarter (since November 4, 1999)                   $29.375        $18.4375

         As of March 1, 2000 the number of shareholders of record of the Company's common stock was 521.

     We have never paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Declaration or payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, our ability to pay dividends on the common stock is restricted by the provisions of our senior credit facility and our senior notes indenture.

     On September 22, 1999, all of our unregistered Series A senior notes due 2009 were exchanged for Series B senior notes due 2009, which were registered under the Securities Act of 1933.

ITEM 6.   SELECTED FINANCIAL DATA

     This section presents selected historical financial data of the Company. You should read carefully the financial statements, related notes thereto, and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected data in this section is not intended to replace the financial statements.

     On October 1, 1996, we began operations when our predecessor company transferred its telephone and answering service divisions to Pac-West. As a result, this Form 10-K includes our audited financial statements for the period from our commencement on October 1, 1996 to December 31, 1996, and for the years ended December 31, 1997, 1998 and 1999. Due to the significant changes in our operations since September 30, 1996, we believe that the financial information of our predecessor's telephone and answering service divisions is not directly comparable to our current results of operations.

     Except as discussed below, we recognize revenues for telecommunications services when service is provided. Reciprocal compensation is recognized as revenue only to the extent received in cash. See Note 5 to the audited financial statements under Revenue Recognition and Legal Proceedings, and "Regulation - California and Nevada Regulatory Proceedings and Judicial Appeals."

     Adjusted EBITDA represents earnings before interest, net; income taxes; depreciation and amortization; further adjusted for the costs of merger and recapitalization; transaction bonuses and consultant's costs; and extraordinary item. Included in other (income) expense, net, is interest income of $20,000, $15,000, $5,000, $90,000, $327,000, and $3,690,000 for the predecessor telephone and answering service divisions for the year ended December 31, 1995 and for the nine month period ended September 30, 1996, and for Pac-West for the period from commencement on October 1, 1996 to December 31, 1996 and for the years ended December 31, 1997, 1998 and 1999, respectively. Although EBITDA is not a measure of financial performance under generally accepted accounting principles, we believe it is a common measure used by analysts and investors in comparing a company's results with those of similar companies as well as to evaluate the capacity of a company to service its obligations.

                                            Predecessor Telephone and
                                           Answering Service Divisions                   Pac-West Telecomm, Inc.
                                           ---------------------------    -------------------------------------------------------

                                                                          Period from
                                                                          Commencement
                                                            Nine Month    on October 1,
                                             Year Ended   Period Ended       1996 to                 Year Ended
                                            December 31,  September 30,    December 31,              December 31,
                                                                                         ----------------------------------------
                                                   1995           1996            1996        1997           1998          1999
                                            -----------   ------------    ------------     -------        -------       -------
                                                   (in thousands)                         (in thousands, except per share data)
Statements of Operations Data:
Revenues....................................    $ 8,900        $ 8,737       $ 4,232       $29,551       $ 42,211     $  95,505
Costs and expenses:
  Operating costs...........................      3,498          4,202         2,064        12,060         15,344        20,510
  Selling, general and administrative:
    Selling, general and administrative.....      3,011          3,123         1,519         7,367         10,779        22,855
    Transaction bonuses and consultant's
    costs (1)...............................         --             --            --            --          3,798            --
  Depreciation and amortization.............        512            549           299         2,204          4,106         8,689
                                                -------        -------       -------       -------       --------     ---------
    Income from operations..................      1,879            863           350         7,920          8,184        43,451
Interest expense............................         93             33           105           932          4,199        18,124
(Gain) on disposal of answering service
division....................................         --             --            --          (385)            --            --
Costs of merger and recapitalization (1)....         --             --            --            --          3,004            --
Other (income) expense, net.................        (17)           (34)           11          (119)          (330)       (3,690)
                                                -------        -------       -------       -------       --------     ---------
    Income before provision for income
    taxes and extraordinary item............      1,803            864           234         7,492          1,311        29,017
Provision for income taxes..................        722            345            94         2,997          1,561        13,111
                                                -------        -------       -------       -------       --------     ---------
    Income (loss) before extraordinary item.      1,081            519           140         4,495           (250)       15,906
Extraordinary item--loss on early
extinguishments of debt, net of income tax
benefit of $278 (1).........................                                                                 (417)
                                                -------        -------       -------       -------       --------     ---------
Net income (loss)...........................    $ 1,081        $   519       $   140       $ 4,495       $   (667)    $  15,906
                                                =======        =======       =======       =======       ========     =========
Income (loss) before extraordinary items
per share:
  Basic.....................................                                 $  1.00       $ 32.11       $  (0.30)    $    0.59
  Diluted...................................                                 $  1.00       $ 32.11       $  (0.30)    $    0.56
Net Income (loss) per share:
  Basic.....................................                                 $  1.00       $ 32.11       $  (0.38)    $    0.59
  Diluted...................................                                 $  1.00       $ 32.11       $  (0.38)    $    0.56
Weighted average shares outstanding:
  Basic.....................................                                     140           140          5,244        20,173
  Diluted...................................                                     140           140          5,244        21,294
Other Financial Data:
Adjusted EBITDA.............................    $ 2,388        $ 1,431       $   633       $10,538       $ 16,091     $  52,140
Adjusted EBITDA margin %....................       26.8%          16.4%         15.0%         35.7%          38.1%         54.6%
Cash provided by (used in):
  Operating activities......................    $ 1,758        $ 1,092       $    75       $ 5,876       $ 12,033     $  41,439
  Investing activities......................     (1,266)        (2,523)       (1,682)       (6,619)       (42,031)     (135,966)
  Financing activities......................       (350)         1,778         1,549         3,658         41,631       161,979

Balance Sheet Data (as of period end):
Cash and cash equivalents...................    $   399        $   746       $   688       $ 3,603       $ 15,236     $  82,688
Short-term investments                               --             --            --            --             --        70,138
Restricted cash ............................         --             --            --            --             --        10,087
Working capital (deficit)...................       (219)           626           398         2,598         15,532       151,492
Equipment, vehicles and leasehold                 3,065          5,883         9,483        19,079         57,294       105,189
improvements, net...........................
Total assets................................      5,141          8,641        12,966        27,528         82,493       290,100
Total long-term debt........................        149          2,536         5,690        12,206        100,116       150,017
Convertible redeemable preferred stock,
  including accrued cumulative dividends of
  $1,324 at December 31, 1998...............         --             --            --            --         46,324            --

Stockholders' equity (deficit)..............      2,526          4,037         4,177         8,672        (74,113)      106,250

(1) Transaction bonuses and consultant's costs, costs of merger and recapitalization, and the extraordinary item all relate to our recapitalization described in Note 1 to the audited financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Pac-West is a rapidly-growing provider of integrated communications services in the western United States. Our customers include Internet service providers, small and medium businesses and enhanced communications service providers, many of which are communications intensive users. Our predecessor, also known as Pac-West Telecomm, Inc., began selling office phone systems in 1980 and reselling long distance service to small and medium businesses and residential customers in 1982. Beginning in 1986, our predecessor began offering paging and telephone answering services to its customers. Effective September 30, 1996, our predecessor transferred its telephone and answering service divisions to us. Prior to September 30, 1996, we did not conduct any operations and, since that time, we have disposed of the answering service division and have focused our business strategy on operating as a provider of integrated communications services.

     For the years ended December 31, 1998 and 1999, recognizing compensation from other communications companies for completing their customers' calls only to the extent such compensation was actually received in cash, we had net revenues of approximately $42.2 million and $95.5 million, respectively, and adjusted EBITDA of approximately $16.1 million and $52.1 million, respectively.

     As of December 31, 1999, we had 105,147 lines in service, a 117% increase from December 31, 1998. For the year ended December 31, 1999 our minutes of use were 15.2 billion, an increase of 97% over 1998.

Factors Affecting Operations

     Revenues. We derive our revenues from monthly recurring charges, usage charges and initial non-recurring charges and telephone equipment sales and service. Monthly recurring charges include the fees paid by customers for lines in service and additional features on those lines, as well as equipment collocation services. Usage charges consist of fees paid by end users for each call made, fees paid by incumbent local exchange carriers as reciprocal compensation for completion of their customers' calls through Pac-West, and access charges paid by carriers for long distance traffic terminated by Pac-West. Initial non-recurring charges are paid by end users, if applicable, for the initiation of our service.

     We derive a substantial portion of our revenues from reciprocal compensation paid by incumbent local exchange carriers with which we have interconnection agreements. Reciprocal compensation revenues increased significantly in recent fiscal quarters as a result of increasing inbound call volume from our Internet service provider and other customers. For the years ended December 31, 1997, 1998 and 1999, recorded reciprocal compensation accounted for approximately 37.4%, 37.1% and 57.9%, respectively, of our revenues. Until recently, two incumbent local exchange carriers with which we have interconnection agreements, Pacific Bell and GTE, refused to pay that portion of reciprocal compensation due under their prior agreement that they estimated was the result of inbound calls terminating to Internet service providers. These incumbent local exchange carriers contended that such Internet service provider calls are not local calls within the meaning of their respective interconnection agreements and claimed that no reciprocal compensation was therefore payable. The total reciprocal compensation withheld by Pacific Bell and GTE and not included in revenues was $3.8 million for the year ended December 31, 1997 and $32.6 million for the year ended December 31, 1998. Pacific Bell discontinued withholding amounts as of June 29, 1999 and GTE discontinued withholdings as of October 1, 1999. The amounts withheld in 1999 prior to these dates aggregated $29.9 million. On September 9, 1999, Pac-West entered into a settlement agreement with Pacific Bell regarding all of our outstanding claims for unpaid reciprocal compensation under our prior interconnection agreement. Under the terms of the settlement agreement, Pacific Bell agreed to pay $20.0 million to Pac-West and $20.0 million to certain stockholders of Pac-West as of the date of the recapitalization in settlement of those claims. As a result of these payments, the terms of our September 1998 recapitalization requiring additional distributions to certain of our shareholders have been satisfied. See "Certain Relationships and Related Transactions - Recapitalization." In October 1999, GTE paid all amounts withheld totaling $6,308,000.

     On June 24, 1999, the California Public Utilities Commission adopted a decision in an arbitration proceeding between us and Pacific Bell which held that reciprocal compensation would be payable for Internet service provider calls under our new interconnection agreement with Pacific Bell which became effective on June 29, 1999. Pacific

Bell has paid the full amount of our billings for calls since the effective date of the new agreement. On August 25, 1999, we, along with the commissioners of the California Public Utility Commission and others, were named as a defendant in an action filed by GTE California. The action challenges the legality of the California Public Utility Commission's decisions regarding reciprocal compensation as discussed above. We intend to seek dismissal of the action or otherwise contest the claims of GTE California. The obligation of GTE or other local exchange carriers to pay this reciprocal compensation under its current agreement is currently under review by both state and federal regulators.

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

     Operating Costs. Operating costs are comprised primarily of leased transport charges, usage charges for long distance and intrastate calls and, to a lesser extent, reciprocal compensation related to calls that originate with a Pac-West customer and terminate on the network of an incumbent local exchange carrier or other competitive local exchange carrier. Our leased transport charges are the lease payments we incur for the transmission facilities used to connect our customers to our switch and to connect to the incumbent local exchange carrier and other competitive local exchange carrier networks. Our strategy of leasing rather than building our own transport facilities results in our operating costs being a significant component of total costs.

     Selling, General and Administrative Expenses. Our recurring selling, general and administrative expenses include network development, administration and maintenance costs, selling and marketing, customer service, information technology, billing, corporate administration and personnel. We expect to incur significant selling and marketing costs as we continue to expand our operations, a significant amount of which will be incurred in a particular market before the switch becomes operational and begins to generate revenue. Consequently, selling and marketing expenses are expected to increase until implementation of our expansion plan is substantially complete. We will incur other costs and expenses, including the costs associated with the development and maintenance of our networks, administrative overhead, premises leases and bad debts. We expect that these costs will grow significantly as we expand our operations and that sales and marketing and administrative overhead will be a large portion of these expenses during the start-up phase in each of our new markets.

Results of Operations

     The following table summarizes the results of operations as a percentage of revenues for Pac-West for the years ended December 31, 1997, 1998 and 1999.

     Selling, general and administrative expenses and income from operations for the year ended December 31, 1998 include $3.8 million of one-time transaction bonuses and consultant's costs. Excluding these transaction bonuses and consultant's costs, selling, general and administrative expenses were 25.5% of revenues and income from operations was 28.4% of revenues for that period. The net loss for 1998 includes the costs of the recapitalization of $3.0 million, transaction bonuses and consultant's costs of $3.8 million and the extraordinary loss on early extinguishment of debt of $0.7 million before income tax benefit.

                                                                       Pac-West Telecomm, Inc.
                                                                       -----------------------

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                          1997                  1998                  1999
                                                          ----                  ----                  ----
     Statements of Operations Data:
     Revenues.....................................       100.0%                   100.0%              100.0%
     Operating costs..............................        40.8                     36.4                21.5
     Selling, general and administrative expenses.        24.9                     34.5                23.9
     Depreciation and amortization expense........         7.5                      9.7                 9.1
     Income from operations.......................        26.8                     19.4                45.5
     Net income (loss)............................        15.2                     (1.6)               16.7

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues for the year ended December 31, 1999 increased $53.3 million to $95.5 million from $42.2 million for 1998. The increase in revenues was primarily attributed to an increase of $39.6 million in paid local interconnection revenues, which included settlement payments totaling $26.3 million received in connection with previously withheld reciprocal compensation, an increase of $8.5 million in recurring charges and installation charges billed directly to Internet service providers, an increase of $0.2 million in local and long distance usage revenues, and an increase of $1.0 million in dedicated transport revenues.

     In the third quarter of 1998, we installed new higher capacity switches at our Stockton and Los Angeles switching sites. During the fourth quarter of 1998, we expanded switch capacity to existing and new customers. In the second quarter of 1999, we activated a new higher capacity switch in Oakland and continued to expand our switching capacity in Los Angeles. Our revenues for 1999 also increased from 1998 as a result of additional switch capacities, and increased utilization of our expanded switch capacities, primarily attributable to Internet service provider customers. In addition, new service orders from small and medium businesses have continued to accelerate in 1999 as we have built our sales force, with a 393% increase from 1998 in lines sold to small and medium businesses during 1999.

     The number of access lines in service increased 117% to 105,147 as of December 31, 1999 from 48,517 as of December 31, 1998. Billable minutes of use were 15.2 billion in 1999, up 97% from 7.7 billion for 1998.

     The number of inbound local calls and the minutes subject to reciprocal compensation revenues in accordance with interconnection agreements increased 57% and 97%, respectively, for the year ended December 31, 1999 over 1998. The effect of the significant increases in inbound local calls and minutes, together with the payments of previously withheld reciprocal compensation, resulted in a $39.6 million or 253% increase in paid interconnection revenues for the year ended December 31, 1999 over 1998.

     The $8.5 million increase in 1999 over 1998 in direct billings to Internet service providers represented an 87% year to year increase. Lines used by our Internet service providers significantly increased in 1999 over 1998 to 76,596 lines in service by Internet service providers at December 31, 1999, from 41,135 lines in service at December 31, 1998.

     Lines in service by our small and medium business customers also increased significantly in 1999 to 17,163 lines in service at December 31, 1999, from 3,730 lines in service at December 31, 1998, an increase of 360%.

     The $0.2 million increase in outbound local and long distance revenues, including 800 number and travel card calls, represented a 3% increase in 1999 over 1998. This increase is directly related to our focus on providing services to high-volume, telecommunication intensive users and to small and medium businesses, offset by lower rates.

     The $1.0 million or 24% increase in dedicated transport revenues primarily related to increased data networking services for private corporate networks.

     Our operating costs for 1999 increased $5.2 million to $20.5 million from $15.3 million for 1998. Our operating costs as a percentage of revenues decreased to 21.5% for the year ended December 31, 1999 from 36.4% for 1998. The increase in operating costs was primarily due to an increase in network operations associated with a higher level of telecommunications activity. In addition, we made significant investments in our telephone infrastructure during the second half of 1998 and 1999 to accommodate future growth of our communications services. As a result of increased utilization of our newly installed switching equipment and the use of higher capacity transmission facilities, plus the revenue from the payment of previously withheld reciprocal compensation, our operating costs decreased as a percentage of revenues.

     Our selling, general and administrative expenses for the year ended December 31, 1999 increased $12.1 million to $22.9 million from $10.8 million for 1998, (which excludes the $3.8 million of bonuses paid in 1998 to certain key executives in connection with their assistance with our recapitalization and consulting payments made in 1998 to our current President in connection with services provided by him prior to his joining Pac-West). As a percentage of revenues, our selling, general and administrative expenses decreased to 23.9% for the year ended December 31, 1999 from 25.5% in 1998, (which excludes the previously described $3.8 million of bonuses and consulting payments paid in
1998). The increase in selling, general and administrative expenses was primarily due to the addition of 40 employees in sales and marketing; an increase in network operational, development and administration costs, including 26 additional network employees; an increase of 22 service technicians; and 43 additional employees in other administration, customer service and information technology functions. Our total number of employees increased from 140 at December 31, 1998 to 271 at December 31, 1999.

     Our depreciation and amortization expense for the year ended December 31, 1999 increased $4.6 million to $8.7 million from $4.1 million for 1998. Depreciation and amortization as a percentage of revenues decreased to 9.1% for the year ended December 31, 1999 from 9.7% in 1998. The increase in depreciation and amortization expense was primarily due to the additional depreciation on the portion of the $42.5 million of equipment acquired during 1998, which has been placed in service and the $56.4 million of equipment acquired in 1999 as it is placed in service.

     Our interest expense for the year ended December 31, 1999 increased $13.9 million to $18.1 million from $4.2 million in 1998. The increase in interest expense was primarily due to the interest on the $150 million senior notes issued on January 29, 1999, including amortization over 10 years of the related deferred financing costs associated with that offering. In addition, the interest rate on the senior notes since January 29, 1999 is a higher interest rate than the rates paid on outstanding financing in 1998. Interest expense is net of amounts capitalized of $2.3 million and $0.3 million in 1998 and 1999 respectively.

     Our income tax provision for 1999 reflects the tax impact of the receipt in 1999 of previously withheld reciprocal compensation. The income tax provision for 1998 reflects the nondeductible impact of a substantial portion of the costs associated with the recapitalization.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Our revenues for the year ended December 31, 1998 increased $12.6 million to $42.2 million from $29.6 million for 1997. The increase in revenues was primarily attributed to an increase of $4.6 million in paid interconnection revenues, an increase of $5.1 million in recurring charges and installation charges billed directly to Internet service providers, an increase of $1.2 million in local and long distance usage revenues, and an increase of $0.8 million in dedicated transport revenues.

     The number of access lines in service increased 117% to 48,517 as of December 31, 1998 from 22,400 as of December 31, 1997. Billable minutes of use were approximately 7.7 billion in 1998, up 221% from 2.4 billion in 1997.

     The number of inbound local calls and the minutes subject to reciprocal compensation revenues in accordance with interconnection agreements increased 128% and 232%, respectively, 1998 over 1997. However, for reasons discussed elsewhere in this Form 10-K, the incumbent local exchange carriers paid only 32% of the reciprocal compensation billings in 1998 as compared to paying 74% in 1997. The net effect of the significant increases in inbound local calls and minutes, partially offset by the significantly lower payment percentage, resulted in a $4.6 million or 42% increase in paid interconnection revenues in 1998 over 1997.

     The $5.1 million increase in 1998 over 1997 in direct billings to Internet service providers represented a 106% year over year increase. Lines used by our Internet service providers significantly increased from 1997 to 1998, from 18,430 lines in service by Internet service providers at December 31, 1997 to 41,135 lines in service at December 31, 1998.

     Lines in service by our small and medium business customers increased in 1998 to 3,730 lines in service at December 31, 1998, from 500 lines in service at December 31, 1997, an increase of 646%.

     The $1.2 million increase in outbound local and long distance revenues, including 800 number and travel card calls, represented a 23% increase in 1998 over 1997. This increase is directly related to our focus on providing services to high-volume, telecommunication intensive users and to small and medium businesses.

     The $0.8 million or 25% increase in dedicated transport revenues primarily related to increased data networking services for private corporate networks.

     Our operating costs for the year ended December 31, 1998 increased $3.2 million to $15.3 million from $12.1 million for 1997. Our operating costs as a percentage of revenues decreased to 36.4% for the year ended December 31, 1998 from 40.8% for 1997. The increase in operating costs was primarily due to an increase in network operations associated with the higher level of revenues. In addition, we made significant investments in our telephone infrastructure beginning in the second half of 1996 through 1998 to accommodate future growth of competitive local exchange carrier services. As a result of increased utilization of our newly installed switching equipment and the use of higher capacity transmission facilities, our operating costs decreased as a percentage of revenues.

     Excluding $3.8 million of bonuses paid in 1998 to certain key executives in connection with their assistance with our recapitalization and consulting payments made in 1998 to our current President in connection with services provided by him in 1998 prior to his joining Pac-West, our selling, general and administrative expenses for the year ended December 31, 1998 increased $3.4 million to $10.8 million from $7.4 million for 1997. Excluding the $3.8 million of transaction bonuses and consultant's costs, our selling, general and administrative expenses as a percentage of revenues increased to 25.5% for the year ended December 31, 1998 from 24.9% in 1997. Selling, general and administrative expense in 1998 reflects a 79% increase in the number of employees, a $0.6 million increase in facility costs and a $1.6 million increase in payroll costs related to the increased hiring of technology, sales, administrative and support personnel.

     Our depreciation and amortization expense for the year ended December 31, 1998 increased $1.9 million to $4.1 million from $2.2 million for 1997. Depreciation and amortization as a percentage of revenues increased to 9.7% for the year ended December 31, 1998 from 7.5% in 1997. The increase in depreciation and amortization expense was primarily due to the additional depreciation on the $7.7 million of equipment acquired during the second half of 1997 and the $20.1 million of equipment acquired during the first nine months of 1998.

     Our interest expense for the year ended December 31, 1998 increased $3.3 million to $4.2 million from $0.9 million in 1997. The increase in interest expense was primarily due to an increase in long-term debt during 1998. The increase in long-term debt in 1998 was primarily due to $10.5 million of new borrowings during the year to finance the purchase of network equipment, and due to incremental borrowings of approximately $53.0 million in connection with the merger and recapitalization.

     Our income tax provision for 1998 reflects the impact of the nondeductibility of a substantial portion of the costs associated with the recapitalization. Excluding the impact of these one-time costs, our combined effective federal and state tax rate for 1998 was 40%, consistent with 1997's effective tax rate.

Quarterly Operating and Statistical Data

     The following table sets forth unaudited operating and statistical data for each of the specified quarters of 1998 and 1999. The operating and statistical data for any quarter are not necessarily indicative of results for any future period.

                                                                           Quarter Ended
                                            -----------------------------------------------------------------------------
                                                            1998                                  1999
                                                            -----                                 ----

                                            Mar. 31  June 30  Sept. 30   Dec. 31  Mar. 31  June 30  Sept. 30   Dec. 31
                                            -------  -------  --------   -------  -------  -------  --------   -------
Ports equipped............................   90,000  90,000   174,000   220,800  251,520   309,120   309,120   460,800
Lines sold to date........................   29,930  34,176    39,641    62,088   74,026    80,984    97,117   116,391
Lines in service to date..................   27,930  32,176    35,141    48,517   67,691    76,263    88,009   105,147
Estimated data lines (% of installed
lines)....................................       93%     92%       89%       88%      85%       82%       76%       73%
Lines on switch %.........................       95%     95%       95%       96%      96%       96%       96%       96%
Internet service provider and enhanced
communications service provider
customer lines collocated %...............       89%     90%       90%       89%      83%       81%       83%       83%
Quarterly minutes of use switched
(in millions).............................    1,488   1,745     2,002     2,494    3,116     3,523     4,020     4,552
Metropolitan statistical areas served.....       25      25        25        25       25        25        25        25
Capital expenditures (in thousands).......   $1,275  $6,588   $13,031   $21,572   $3,633   $18,275   $11,371   $23,091
Employees.................................       84      99       112       140      168       187       216       271

Liquidity and Capital Resources

     Net cash provided by operating activities was $41.4 million for the year ended December 31, 1999 compared to $12.0 million for 1998. This increase primarily reflects an increase in earnings before taxes, depreciation and amortization plus $8.5 million of accrued interest on our senior notes. Net cash provided by operating activities was $12.0 million for the year ended December 31, 1998 compared to $5.9 million for the year ended December 31, 1997. This increase primarily reflects increased accounts payable and accrued liabilities of $5.9 million.

     Net cash used in investing activities was $136.0 million for the year ended December 31, 1999 compared to $42.0 million for 1998. During 1999, we invested $56.4 million in new switching and related equipment as compared to $42.2 million 1998. Further, as of December 31, 1999, $70.1 million of cash was invested in short-term investments and $9.5 million, net of redemptions, had been used to purchase short-term investments to fund the interest reserve trust account for the February 2, 2000 semi-annual interest payment on the senior notes. Net cash used in investing activities was $42.0 million for the year ended December 31, 1998 compared to $6.6 million for the year ended December 31, 1997. During 1998, we invested approximately $41.0 million in new switching and related equipment and leasehold improvements to expand switching capacity in Los Angeles, Oakland and Stockton, California. During 1997, our investment of approximately $6.7 million in new switching and related equipment and leasehold improvements was partially offset by $0.5 million of proceeds from the disposition of assets.

     Net cash provided by financing activities was $162.0 million for the year ended December 31, 1999 compared to $41.6 million for 1998. The net cash provided in 1999 was primarily attributable to proceeds from the issuance of $150 million of our senior notes reduced by the payoff of $100 million of senior secured borrowings, plus the $118.1 million net proceeds from the initial public offering of our common stock. Net cash provided by financing activities was $41.6 million for the year ended December 31, 1998 compared to $3.7 million for 1997. The net cash provided in 1998 was primarily attributable to $37.8 million of proceeds from the sale of our common and convertible redeemable preferred stock, $75.4 million of proceeds from senior secured borrowings in connection with the recapitalization, less $74.0 million of payments to existing stockholders.

     The local telecommunications services business is capital intensive. Our operations have required and will continue to require substantial capital investment for the design, acquisition, construction and implementation of our network. Capital expenditures, including amounts financed under capital leases, were $11.9 million, $42.5 million, and $56.4 million for the years ending December 31, 1997, 1998 and 1999, respectively. Of the $56.4 million of capital expenditures during 1999, $32.4 million was included in projects in progress as of December 31, 1999 and therefore will not being depreciated until placed in service in 2000. Our business plan, as currently contemplated, anticipates capital expenditures, excluding acquisitions, of over $100 million annually through 2001. The actual cost of our planned expansion will depend on a variety of factors, including the cost of the development of our network in each of our new markets, the extent of competition and pricing of the telecommunications services in such markets, and the acceptance of our services. Accordingly, our actual capital requirements may exceed the amounts described above.

     Our senior credit facility provides for maximum borrowings of $40.0 million for working capital and other general corporate purposes, and bears interest, at our option, at:

     (1) the base rate, as defined in the senior credit facility; or

     (2) the LIBOR rate, as defined in the senior credit facility, plus between 2.25% and 3.5%.

     As of December 31, 1999, there were no amounts outstanding under this facility and the borrowing rate would have been approximately 9.25%. Our borrowings under the senior credit facility will be secured by all of our assets. The senior credit facility has a three year term expiring June 2002.

     Our principal sources of funds for 2000 and 2001 are anticipated to be current unrestricted cash balances, cash flows from operating activities, borrowings under the senior credit facility and restricted cash. We believe that these funds will provide us with sufficient liquidity to fund our business plan through 2001. No assurance can be given, however, that this will be the case. The foregoing statements do not take into account acquisitions which, if made, are expected to be funded through a combination of cash and equity - see Note 11 to the financial statements included in this Form 10-K. Depending upon our rate of growth and profitability, especially if we pursue any significant acquisitions, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

     Instruments governing our indebtedness, including the senior credit facility and the senior notes indenture, contain financial and other covenants that restrict, among other things, our ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of our assets. Such limitations could limit corporate and operating activities, including our ability to respond to market conditions to provide for unanticipated capital investments or to take advantage of business opportunities. We have pledged to the trustee for the benefit of the holders of the notes approximately $19.7 million in principal amount of U.S. government securities plus any interest thereon to provide for the payment of the first two scheduled interest payments on our senior notes. The first scheduled interest payment of $10.2 million was paid on August 2, 1999, and the second scheduled interest payment of $10.1 million was paid on February 2, 2000. These outstanding U.S. government securities are classified as restricted cash on our financial statements for the year ended December 31, 1999.

Inflation

     We do not believe that inflation has had any material effect on our business over the past three years.

Year 2000 Issues

      During 1999, management completed the process of preparing for the Year 2000 date changes. This process involved identifying and remediating date recognition problems in computer systems, software and other operating equipment, working with third parties to address their Year 2000 issues, and developing contingency plans to address potential risks in the event of Year 2000 failures. To date, we have successfully managed the transition. Although considered unlikely, unanticipated problems in our core business processes, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur despite efforts to date to remediate affected systems and develop contingency plans. Management will continue to monitor all business processes, including interaction with our customers, vendors and other third parties, throughout 2000 to address any issues and ensure all processes continue to function properly.

     Through December 31, 1999, the cost of the Year 2000 project totaled approximately $150,000. At this time, we do not anticipate additional costs associated with remediating date recognition problems in computer systems, software and other operating equipment. The cost of addressing Year 2000 issues were reported as a general and administrative expense. We did not defer any material information technology projects due to our Year 2000 efforts. Since we had been working on a Year 2000 resolution for over one year, all major decisions during this period regarding replacement of equipment and software were done with Year 2000 compliance as a major purchase criteria. Costs of software upgrades and additions, as well as hardware upgrades which were required for compatibility, enhancement, capability/capacity, or efficiency were not considered as a Year 2000 cost.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At December 31, 1999, we had $150 million of fixed rate notes outstanding, and consequently we currently have no risk exposure associated with increasing interest rates on our debt. In addition, we have a line of credit with a variable interest rate tied to LIBOR; however, there were no amounts outstanding at December 31, 1999. We are, however, exposed to changes in interest rates on our investments in cash equivalents and short-term investments. Substantially all of our investments in cash equivalents and short-term investments are in money market funds that hold short-term investment grade commercial paper, treasury bills or other U.S. government obligations. Currently this reduces our exposure to long-term interest rate changes. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $152.8 million of cash equivalent and short-term investments at December 31, 1999 by approximately $1,528,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Financial Statements required by Item 8, together with the notes thereto and the report thereon of the independent public accountants dated February 10, 2000, are set forth on pages F-1 through F-20 of this Form 10-K. The financial statement schedule listed under Item 14(a)2, together with the report thereon of the independent public accountants dated February 10, 2000, are set forth on pages F-21 and F-22 of this Form 10-K and should be read in conjunction with our Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE RESIGTRANT

     The table below sets forth certain information as of December 31, 1999 with respect to Pac-West's current directors, executive officers, and key employees:

                          Name                               Age     Position(s)
                          ----                               ---     -----------
Executive Officers:
     Wallace W. Griffin................................      61      President, Chief Executive Officer and Director
     John K. La Rue....................................      50      Executive Vice President--Technology and
                                                                     Network Operations and Director
     Richard E. Bryson.................................      46      Chief Financial Officer
     Brian K. Johnson..................................      38      Senior Vice President and General
                                                                     Manager--Business Segment
     Joel A. Effron....................................      55      Senior Vice President--Sales and Marketing
     Dennis V. Meyer...................................      61      Vice President--Finance and Treasurer
     Jason R. Mills....................................      27      Vice President--Network Operations
     Gregory Joksch....................................      43      Vice President--Information Technologies
     Jeff M. Webster...................................      35      Vice President--Business Operations
     John F. Sumpter...................................      51      Vice President--Regulatory
     H. Ravi Brar......................................      31      Vice President--Business Development
Directors:
     Jerry L. Johnson..................................      52      Chairman of the Board of Directors
     David G. Chandler.................................      41      Director
     Mark S. Fowler....................................      58      Director
     Samuel A. Plum....................................      55      Director
     Dr. Jagdish N. Sheth..............................      61      Director

     The present principal occupations and recent employment history of each of our executive officers, key employees and directors listed above are set forth below.

     Wallace W. Griffin has served as the President, Chief Executive Officer and a Director of Pac-West since September 1998. From 1994 to 1997, Mr. Griffin served as a Group President for a number of Jones International companies, including Jones Lightwave, Ltd., a competitive local exchange carrier, and Jones Education Company, a leader in using technology to deliver education. Concurrently, he was co-owner of a consulting and business development company, Griffin Enterprises, Inc. From 1987 through 1992, Mr. Griffin served as the President and Chief Executive Officer of U S West Marketing Resources Group, where he managed the $1 billion publishing, media software and advertising services division. Mr. Griffin has over thirty-five years experience in telecommunications, cable television, publishing and advertising. Mr. Griffin is also a director of DDx Incorporated.

     John K. La Rue founded Pac-West's predecessor, also known as Pac-West Telecomm, Inc., in 1980 and served as its President from 1980 until September 30, 1996 and as our President from our incorporation in 1996 until September 1998. Since September 1998, Mr. La Rue has served as our Executive Vice President of Technology and Network Operations and as a Director.

     Richard E. Bryson has served as our Chief Financial Officer since November 1998. From 1992 to 1998, Mr. Bryson worked at Bank of America as a Managing Director in the Telecommunications Group providing emerging telecommunications companies with corporate finance and capital markets services. From 1989 to 1992, he was President and founder of MBIC, a fund investing in growth companies. From 1980 to 1989, he worked at Citibank in Mezzanine Investments and Capital Markets.

     Brian K. Johnson has served as our Senior Vice President and General Manager--Business Segment since August 1999 and prior to that served as our Vice President of Sales since September 1998. Mr. Johnson has over 15 years of sales and sales management experience. Most recently, Mr. Johnson served for two years as Vice President and General Manager of WinStar Telecommunications, overseeing competitive local exchange carrier operations in the San Francisco Bay Area. Prior to joining WinStar, Mr. Johnson was employed by Metrocall for two years as Vice President and General Manager for the California and Nevada markets. His telecommunications sales management experience includes positions at Comverse Technology, LA Cellular and Harris Corporation.

     Joel A. Effron has served as our Senior Vice President of Sales and Marketing since April 1997. From 1994 through 1997, Mr. Effron ran his own management consulting company called J. Effron & Associates. Prior to that, Mr. Effron served as President of three corporations, including Compath, a $35 million marketing, installation and service company for business telephone systems, Codart, a communication and entertainment start-up, and Zendex, a computer manufacturer. Mr. Effron has over 25 years of experience in the telecommunications industry with extensive senior management experience in marketing, planning, policies and procedures and manpower development.

     Dennis V. Meyer served as our and our predecessor's Chief Financial Officer and Treasurer from 1994 until November 1998. In November 1998, Mr. Meyer was appointed Vice President--Finance and Treasurer. Prior to 1994, Mr. Meyer spent 12 years in public accounting at Ernst & Ernst, now Ernst & Young, a national accounting firm. Mr. Meyer is a certified public accountant with over twenty years of experience as a senior financial officer of several manufacturing and regulated transportation companies. Mr. Meyer also served as an officer in the Air Artillery Branch of the U.S. Army.

     Jason R. Mills has served as Vice President of Network Operations since 1997. Mr. Mills joined our predecessor in 1986 and has been serving as our Director of Network Operations for the past five years. Mr. Mills also serves as a director of Utility Telephone, Inc.

     Gregory Joksch has served as our Vice President of Information Technologies since September 1998. From 1992 to 1998, he served as Director of Information Technologies and was responsible for our information technology systems.

     Jeff M. Webster has served as Vice President-Business Operations since September 1998 and before that served as Vice President of Operations since 1991. His current areas of responsibility include human resource management. Mr. Webster began with Pac-West as an Account Executive in 1987 and was later promoted to general management of business operations, human resources, administration and customer service management.

     John F. Sumpter has served as our Vice President of Regulatory since July, 1999. He has over 28 years of experience in the telecommunications industry. Prior to joining us, he was employed with AT&T from 1984 to 1999, where he held several executive legal regulatory positions, including Division Manager of Law and Government Affairs, District Manager of Switched Services Product Management, and District Manager of Marketing. Mr. Sumpter is responsible for our relations with government regulatory agencies, regulatory compliance and intercarrier relations.

     H. Ravi Brar has served as our Vice President of Business Development since July, 1999. In addition, Mr. Brar serves as President and is a director of Installnet Inc., DBD Consulting, Inc. and US Net Solutions, Inc., each a recently acquired, wholly-owned subsidiary of Pac-West. Prior to joining us, Mr. Brar was employed with Xerox Corporation from 1991 to 1999, where he held several senior level business development and financial management positions, including Business Development Manager of Xerox's developing markets operations in China and Russia, and Area General Manager and Controller of Xerox's business services division in Pittsburgh, PA. Mr. Brar is responsible for oversight of Pac-West's business development and strategic planning activities, including mergers and acquisitions, growth markets, and strategic alliances.

     Jerry L. Johnson has served as our Chairman of the Board since September 1998. Since 1995, Mr. Johnson has been employed by Safeguard Scientifics, where he is the Executive Vice President overseeing the partner companies in the network infrastructure group. From 1985 to 1995, he worked at U S West in various positions, including Vice President, Network and Technology Services, which included managing U S West's largest division, supervising 21,000 management, engineering, technical and clerical employees. From 1983 to 1985, Mr. Johnson was President and CEO of Northwestern Bell Information Technologies. Mr. Johnson also serves as a Chairman of the Board of QuestOne Decision Sciences Corporation and Sotas Inc., and as a director of Extant, Inc., Vitts Networks, Inc., Intellisource Group, Inc., and NexTone Communications, Inc..

     David G. Chandler has served as one of our Directors since September 1998. Mr. Chandler is a Managing Director of William Blair Capital Partners, L.L.C., a Chicago-based private equity firm. In addition, Mr. Chandler is a Principal of William Blair & Company where he has been employed since 1987. Prior to joining William Blair & Company, he was an investment banker with Morgan Stanley & Co. Incorporated from 1984 to 1987. Mr. Chandler serves as a director of the following companies: Electronic Manufacturing Systems, Inc., Encore Paper Company, Gibraltar Packaging Group, Harmonic Systems Incorporated, Morton Grove Pharmaceuticals, Inc., Pharma Research Corporation, Engineering Materials Corp., Pre Delivery Services Corp, DJ Pharma and Sweetwater Sound, Inc.

     Mark S. Fowler has served as one of our Directors since August 1999. Mr. Fowler is a founder and current Chairman of Assure Sat, Inc., a business formed for the purpose of operating telecommunications satellites that provide "backup" protection to satellite operators. In addition, Mr. Fowler founded and served as CEO of Power Fone, a business sold to Nextel Communications in 1994 for $400 million. He also was a co-founder and Chairman from 1996 to January 2000 of Unisite, Inc., a provider of leased tower space to wireless service operating companies. From 1981 to 1987, Mr. Fowler served as Chairman of the Federal Communications Commission and practiced communications law with the law firm of Latham & Watkins from 1987 to 1994 as Senior Communications Counsel, and, from 1994 to present, as of counsel to the firm. Mr. Fowler serves as a director of Talk.com Inc. and Beasley Broadcast Group, Inc.

     Samuel A. Plum has served as one of our Directors since September 1998. Mr. Plum has been a Managing General Partner of the general partner of SCP Private Equity Partners, L.P. since its commencement in August 1996 and was employed by Safeguard from 1993 to 1996. From February 1989 to January 1993, Mr. Plum served as President of Charterhouse, Inc. and Charterhouse North American Securities, Inc., the U.S. investment banking and broker-dealer divisions of Charterhouse PLC, a merchant bank located in the United Kingdom. From 1973 to 1989, Mr. Plum served in various capacities in the investment banking divisions of Paine Webber Inc. and Blyth Eastman Dillon & Co., Inc. Mr. Plum has 22 years of investment banking, mergers and acquisitions and private equity investment experience. Mr. Plum also serves as a director of Index Stock Photography, Inc. and Metallurg Holdings, Inc.

     Dr. Jagdish N. Sheth has served as one of our Directors since July 1999. Dr. Sheth has also been the Charles H. Kellstadt Professor of Marketing in the Goizueta Business School since 1991 and is the founder of the Center for Relationship Marketing at Emory University. From 1984 to 1991, Dr. Sheth was the Robert E. Brookner Professor of Marketing at the University of Southern California and is the founder of its Center for Telecommunications Management. Dr. Sheth also serves as a director of Norstan, Inc.

     Mark J. DeNino and Bruce A. Westphal resigned their positions as directors at Pac-West effective as of March 1, 2000 and March 16, 2000, respectively. The board of directors has not yet identified and nominated any person to fill the vacant Class II directorship of Mr. DeNino or the vacant Class I directorship of Mr. Westphal. When the board of directors identifies a person to fill each of the vacant Class II directorship and the vacant Class I directorship, if will appoint each such person to serve on the board of directors until the end of the term of the appropriate class of directorship. See "Management - Classes of the Board."

     All members of the board of directors set forth in this report have been elected in accordance with a shareholders agreement that was entered into in connection with our recapitalization in September 1998. There are no other family relationships between any of our directors or executive officers. Our executive officers are elected by and serve at the discretion of the board of directors.

Classes of the Board

     Following the closing of our initial public offering, our Board of Directors were divided into three classes of directors, with each class serving staggered three-year terms. As a result, approximately one-third of our Board of Directors will be elected each year. Class I consists of Messrs. Plum and Chandler, and one vacant directorship whose terms expire at the 2002 annual meeting. Class II consists of Messrs. Sheth and Fowler, and one vacant directorship whose terms expire at the 2001 annual meeting. Class III consists of Messrs. Johnson, Griffin and La Rue whose terms expire at the 2000 annual meeting.

Committees of the Board of Directors

     Our board has standing executive, compensation and audit committees. The executive committee currently consists of Jerry L. Johnson, Wallace W. Griffin, David G. Chandler and Samuel A. Plum. The compensation committee consists of Samuel A. Plum and Mark S. Fowler. The audit committee consists of David G. Chandler, Dr. Jagdish N. Sheth and Mark S. Fowler.

Compliance with Section 16(a) of the Securities Exchange Act of  1934

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the Stock Market, as required. These persons are required by regulation of the Commission to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the fiscal year ended December 31, 1999, except for Richard E. Bryson, Bay Alarm Company and Samuel A. Plum, each of whom filed a Form 4 late, the Company's executive officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes the compensation we paid to our named executive officers, consisting of our chief executive officer and four most highly compensated executive officers for the fiscal year ended December 31, 1999. None of the perquisites and other benefits paid to each named executive officer exceeded the lesser of $50,000 or 10% of the total annual salary and bonus received by that officer. "All Other Compensation" reflects matching contributions we made under our 401(k) plan plus group life and disability insurance premiums paid by the Company on behalf of such officer. The amount listed under "All Other Compensation" includes $18,419 of life insurance and long-term disability insurance premiums we paid on behalf of Mr. Griffin and includes $2,539 of long-term disability insurance premiums we paid on behalf of Mr. LaRue.

                        1999 Summary Compensation Table

            Name and Principal                                               Regular        All Other
              Position Held                            Salary                 Bonus        Compensation
              --------------                           ------                 -----        ------------
Wallace W. Griffin.......................            $350,000               $350,000          $23,845
  President, Chief Executive Officer and
Director John K. La Rue..................             350,000                140,000            7,746
  Executive Vice President and Director
Richard E. Bryson........................             225,000                 90,000            3,783
  Chief Financial Officer
Brian K. Johnson.........................             150,370                 56,000            3,648
  Senior Vice President and General
    Manager - Business Segment
Jason R. Mills...........................             185,000                 50,000            5,341
  Vice President--Network Operations

Stock Incentive Plan

     We have established the Pac-West Telecomm, Inc. 1999 Stock Incentive Plan, which authorizes the granting of stock options, including restricted stock, SARS, dividend equivalent rights, performance units, performance shares or other similar rights or benefits to our or our subsidiaries' current or future employees, directors, consultants, advisors. Under the 1999 Stock Incentive Plan, the board of directors is authorized to issue options to purchase shares of common stock in such quantity, at such exercise prices, on such terms and subject to such conditions as established by the board. An aggregate of 3,150,000 shares of common stock have been reserved for option grants under the 1999 Stock Incentive Plan and the employment agreements of Messrs. Griffin and Bryson, subject to adjustment upon the occurrence of certain events to prevent any dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events. As of December 31, 1999, we had granted options outstanding with respect to 2,224,650 shares of common stock, including those granted under the employment agreements. No options have been exercised through December 31, 1999.

     The amounts shown for realizable potential value are calculated assuming that the market value of the common stock was equal to the exercise price per share as of the date of grant of the options. This value is the approximate price per share at which shares of the common stock would have been sold in private transactions on or about the date on which the options were granted. The dollar amounts under these columns assume a compounded annual market price increase for the underlying shares of the common stock from the date of grant to the end of the option term of 5% and 10%. This format is prescribed by the SEC and is not intended to forecast future appreciation of shares of the common stock. The actual value, if any, a named officer may realize will depend on the excess of the market price for shares of the common stock on the date the option is exercised over the exercise price. Accordingly, there is no assurance that the value realized by a named officer will be at or near the value estimated above.

                             Option Grants in 1999

     The table below provides information regarding stock options granted to the named executive officers during 1999. None of the named executive officers received SAR's. All options referred to below are exercisable to purchase shares of our common stock.

                                                  % of Total                              Potential Realizable
                                      Number of    Options                                  Value at Assumed
                                      Securities  Granted to                             Annual Rates of Stock
                                      Underlying  Employees  Exercise or                 Price Appreciation for
       Name                            Options    in Fiscal   Base Price  Expiration          Option Term
       ----                                                                                   -----------
                                     Granted (#)     Year       ($/Sh)       Date        5% ($)       10% ($)
                                     -----------     ----       ------       ----        ------       -------
Wallace W. Griffin.................     137,847       8.3%      $10.00    11/03/2009    $867,000     $2,197,000
John K. LaRue .....................     224,000      13.5         2.14    02/28/2009     301,000        764,000
Richard E. Bryson..................      86,153       5.2        10.00    11/03/2009     542,000      1,373,000
Brian K. Johnson...................      70,000       4.2         2.14    04/01/2009      94,000        239,000
Brian K. Johnson...................      35,000       2.1         2.14    07/01/2009      47,000        119,000
Jason R. Mills.....................     105,000       6.3         2.14    02/28/2009     141,000        358,000

                 Outstanding Stock Options and Year-End Values

     The following table sets forth information regarding the number and value of unexercised stock options held by each of the named executive officers as of December 31, 1999. None of the named executive officers exercised stock options in 1999.

       Name                               Number of Unexercised Options        Value of Unexercised In-the-Money
       ----
                                                  at Year End                        Options at Year End
                                         Exercisable      Non-Exercisable      Exercisable      Non-Exercisable
                                         -----------      ---------------      -----------      ---------------
Wallace W. Griffin.....................      487,847                  0         $11,381,000                 $0
John K. LaRue .........................            0            224,000                   0          5,457,000
Richard E. Bryson......................      159,070            145,833           3,293,000          3,821,000
Brian K. Johnson.......................            0            105,000                   0          2,558,000
Jason R. Mills.........................            0            105,000                   0          2,558,000

Qualified 401(k) and Profit Sharing Plan

     We maintain a tax-qualified 401(k) plan. Employees who are 18 years of age may elect to participate in the plan after completing six months of service with us. We match 50% of employee contributions up to 6% of compensation deferred. Our matching contributions vest at a rate 20% per year starting with the employee's second year of service. Although we have not historically done so, we may also make discretionary profit-sharing contributions to all employees who satisfy plan participation requirements.

Pension Plans

     We do not maintain a pension plan.

Director Compensation

     Directors who are employed by our company, including Mr. Griffin and Mr. La Rue, and directors who are affiliated with our principal shareholders, including Messrs. Chandler, Johnson and Plum are not currently entitled to receive any compensation for serving on our board of directors. Our outside directors, Dr. Sheth and Mr. Fowler, receive $5,000 per quarter as compensation for serving on our board of directors. In 1999, we granted each of Dr. Sheth and Mr. Fowler stock options to purchase 35,000 shares of our common stock at a strike price of $2.14. The stock options will vest over a three-year period with 33 1/3% vesting at the end of each year. We pay for the reasonable out-of-pocket expenses incurred by each director in connection with attending board and committee meetings.

Employment Agreements

     Messrs. Wallace W. Griffin, John K. La Rue, Richard E. Bryson and Jason R. Mills have each entered into employment agreements with us. The employment agreements provide for initial base salaries and bonuses upon our achievement of certain objective and subjective criteria and contain terms as follows:

                                                                                    Initial
      Employee                         Effective Date              Term           Base Salary           Bonus
      --------                         --------------              ----           -----------           -----
Wallace W. Griffin................. September 16, 1998             3 years         $350,000              40%
John K. La Rue..................... September 16, 1998             2 years         $350,000              40%
Richard E. Bryson.................. October 30, 1998               2 years         $225,000              40%
Jason R. Mills..................... September 16, 1998             2 years         $180,000              25%

     The employment agreements also provide for participation in all benefit plans made available to Pac-West executives.

     Each of the employment agreements may be terminated earlier by us or the respective executive under certain conditions.

     In connection with their respective employment agreements, Mr. Griffin purchased 525,000 shares of common stock for an aggregate purchase price of $250,000 and Mr. Bryson purchased 87,458 shares of common stock for an aggregate purchase price of $41,667. In each case, the executives purchased said shares through a combination of cash and promissory notes, the payments of which notes were secured by pledge agreements pledging all of stock so purchased. We have a right to repurchase such shares in the event of the termination of such executive's employment with us for any reason. In addition, their respective employment agreements granted to Mr. Griffin and Mr. Bryson options to purchase 350,000 shares and 218,750 shares, respectively, of common stock at a purchase price of $0.48 per share.

     Upon termination by us without cause, as defined in the respective employment agreement, that executive will be entitled to receive severance payments which, subject to certain conditions, equal:

     . in the case of Mr. La Rue, base salary for the remainder of the term of employment under the employment agreement plus the one-year period thereafter;

     . in the case of Mr. Griffin, base salary for the greater of the remainder of the term of employment under the employment agreement or the six-month period thereafter;

     . in the case of Mr. Bryson, base salary for one year following termination plus our payment of all health insurance premiums with respect to Mr. Bryson's continuation coverage rights under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or any similar statute or regulation then in effect, for a maximum of the one-year period after such termination; and

     . in the case of Mr. Mills base salary for the remainder of the term of employment under the employment agreement.

     If the employment period is terminated as a result of the executive's disability, then the executive and/or his estate or beneficiaries, as the case may be, will be entitled to receive benefits under our employee benefit programs as in effect on the date of such termination to the extent permitted under such programs and, in addition, will be entitled to receive:

     (1) an amount equal to that executive's base salary for the one-year period after the termination of the employment period; and

     (2) the amount of any annual bonus otherwise payable to the executive for the fiscal year in which executive's employment is terminated, except that the amount of any such annual bonus otherwise payable will be allocated on the basis of the number of days during such fiscal year that executive was employed by us.

     If the employment period is terminated as a result of the executive's death, then the executive and/or his estate or beneficiaries, as the case may be, will be entitled to receive benefits under our employee benefit programs as in effect on the date of such termination to the extent permitted under such programs and, in addition, will be entitled to receive the amount of any annual bonus otherwise payable to the executive for the fiscal year in which the executive's employment is terminated, except that the amount of any such annual bonus otherwise payable will be allocated on the basis of the number of days during such fiscal year that the executive was employed by us. If we terminate the employment period for cause or if the executive resigns for any reason, other than a termination without cause under the respective employment agreement, then the executive will be entitled to receive his base salary through the date of termination and we will have no further liability whatsoever to executive.

     Each of the executives have agreed to forfeit any severance obligations owing to such executives in the event they breach certain noncompetition provisions. See "Certain Relationships and Related Transactions--Non-Competition; Non-Solicitation; Confidentiality Agreements."

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors currently consists of three directors, none of which are executive officers or employees of the Company. There are no director interlocking relationships.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding ownership of our common stock as of March 1, 2000 for: (1) each person who we know owns beneficially more than 5% of our outstanding common stock; (2) each of our current directors and named executive officers; and (3) all of our current directors and executive officers as a group.

                                                                        Number of Shares      Percent Beneficially
                         Beneficial Owner                            Beneficially Owned (1)        Owned (2)
                         ----------------                            ----------------------        ---------
Significant Stockholders:

     Bay Alarm Securities LLC......................................      4,890,930(3)                  13.7%
        925 Ygnacio Valley Road
        Walnut Creek, CA 94596
     SCP Private Equity Partners, L.P..............................      3,652,649(4)                  10.2
        435 Devon Park Drive, Building 300
        Wayne, PA 19087
     William Blair Capital Partners VI, L.P........................      3,652,649(5)                  10.2
        222 West Adams Street
        Chicago, IL 60606
     TL Ventures III L.P. and related entities.....................      3,258,826(6)                   9.1
        700 Building
        435 Devon Park Drive
        Wayne, PA 19087-1990
     Safeguard Scientifics, Inc. ..................................      2,375,223(7)                   6.6
        800 The Safeguard Building
        435 Devon Park Drive
        Wayne, PA 19087

Directors and Named Executive Officers:
     Richard E. Bryson.............................................       246,528(8)                      *
     David G. Chandler.............................................     3,652,649(9)                   10.2
     Mark S. Fowler................................................         1,000(10)
     Wallace W. Griffin............................................     1,012,847(11)                   2.8
     Brian K. Johnson..............................................        17,500(12)                     *
     Jerry L. Johnson..............................................        30,043(13)                     *
     John K. La Rue................................................       914,888(14)                   2.6
     Jason R. Mills................................................        37,250(15)                     *
     Samuel A. Plum................................................     3,667,649(16)                  10.2
     Jagdish N. Sheth..............................................         2,000(17)                     *
All of Pac-West's directors and executive officers as a group
(18 persons).......................................................     9,607,054(18)                  26.4

(1) The number of shares includes shares of common stock subject to options exercisable within sixty (60) days of March 1, 2000.

(2) Shares of common stock exercisable within sixty (60) days of March 1, 2000 are considered outstanding for the purpose of determining the percent of the class held by the holder of such option, but not for the purpose of computing the percentage held by others. Percentages of less than one (1) percent are denoted by an asterisk.

(3) Based solely upon information provided on March 13, 2000 by Bay Alarm Company, the sole member of Bay Alarm Securities LLC ("Bay Alarm"), Bay Alarm is the direct beneficial owner of 4,890,930 shares of common stock.

(4) Based solely upon a Schedule 13G, dated March 10, 2000, filed jointly by SCP Private Equity Partners, L.P. ("Equity Partners"), SCP Private Equity Management, L.P. ("Equity Management"), Winston Churchill ("Churchill"), Samuel A. Plum ("Plum"), and Safeguard Capital Management, Inc. ("Capital Management"), Equity Partners is the direct beneficial owner of 3,652,649 shares of common stock. Equity Management, by virtue of it being the general partner of Equity Partners, may be deemed to be the beneficial owner of the shares of common stock owned by Equity Partners. In addition, Churchill, Plum and Capital Management, by virtue of their being general partners of Equity Management, may also be deemed to be the beneficial owner of the shares of common stock owned by Equity Partners. Each of Equity Management, Churchill, Plum and Capital Management disclaims any direct or indirect beneficial ownership of the 3,652,649 shares of common stock owned by Equity Partners.

(5) Based solely upon a Schedule 13G, dated February 14, 2000, filed jointly by William Blair Capital Partners VI, L.P. ("WB Partnership") and William Blair Capital Partners VI, L.L.C. ("WB LLC"), WB Partnership is the direct beneficial owner of 3,652,649 shares of common stock. WB LLC, by virtue of it being the general partner of WB Partnership, may be deemed to be the beneficial owner of the shares of common stock owned by WB Partnership. WB LLC disclaims beneficial ownership of the 3,652,649 shares of common stock owned by WB Partnership.

(6) Based solely upon a Schedule 13G, dated February 10, 2000, filed jointly by TL III, TL Offshore, TL Interfund, TL Ventures III, LLC, TL Ventures III Management, LP, TL Ventures III Offshore and TL Ventures Offshore Partners, LP, TLIII, TL Offshore and TL Interfund are the direct beneficial owners of 2,623,878, 549,264 and 85,684 shares of common stock, respectively. TL Ventures III Management, LP, by virtue of it being the general partner of TL III and TL III Interfund and TL Ventures III, LLC, by virtue of it being the general partner of TL Ventures III Management, LP, may be deemed to be the beneficial owner of the 2,623,878 and 85,684 shares of common stock owned by TL III and TL Interfund, respectively. TL Ventures Offshore Partners, LP, by virtue of it being the general partner of TL Offshore, and TL Ventures III Offshore, Ltd., by virtue of it being the general partner of TL Ventures Offshore Partners, LP, may be deemed to be the beneficial owner of the 549,264 shares of common stock owned by TL Offshore.

(7) Based solely upon information provided by Safeguard Scientifics, Inc. ("Safeguard"), shares are owned of record by Safeguard 98 Capital L.P. Safeguard Delaware, Inc., a wholly owned subsidiary of Safeguard, is the sole general partner of Safeguard 98 Capital L.P. and has sole authority and responsibility for all acquisition, voting and disposition decisions regarding such shares. The shares exclude the following shares of common stock held by other entities in which Safeguard has a pecuniary interest:
     393,824 shares held by Enertech Capital Partners L.P., 3,652,649 shares held by SCP Private Equity Partners, L.P., 2,623,878 shares held by TL Ventures III L.P., 85,684 shares held by TL Ventures III Interfund, and 549,264 shares held by TL Ventures III Offshore L.P. Safeguard Scientifics (Delaware), Inc. ("Safeguard Delaware"), a wholly owned subsidiary of Safeguard, is a member of Enertech Management L.L.C., the general partner of Enertech Management L.P., which is the general partner of Enertech Capital Partners L.P., and holds a limited partnership interest in the fund. Safeguard Capital Management, Inc., a wholly owned subsidiary of Safeguard Delaware, is a general partner of SCP Private Equity Management L.P., the general partner of SCP Private Equity Partners L.P., and holds a limited partnership interest in the fund. Safeguard Delaware is a member of TL Ventures III LLC, the general partner of TL Ventures III Management L.P., which is the general partner of TL Ventures III L.P. and TL Ventures III Interfund, and holds a limited partnership interest in TL Ventures III Management L.P. Safeguard Delaware is also a shareholder of TL Ventures III Offshore Ltd., the general partner of TL Ventures III Offshore Partners L.P., which is the general partner of TL Ventures III Offshore L.P., and holds a limited partnership interest in TL Ventures III Offshore Partners L.P. Safeguard disclaims beneficial ownership of the shares owned by these entities.

(8) The shares of common stock shown as beneficially owned by Mr. Bryson include 159,070 shares subject to options. In addition, Mr. Bryson is the direct beneficial owner of 21,458 shares of common stock. Mr. Bryson, by virtue of his being a co-trustee for each of the Lauren E. Bryson Irrevocable Trust, dated December 29, 1999 (the "Lauren Bryson Trust"), the Anna C. Bryson Irrevocable Trust, dated December 29, 1999 (the "Anna Bryson Trust") and the William H. Bryson Irrevocable Trust, dated December 29, 1999 (the "William Bryson Trust"), may be deemed to be the beneficial owner of the 22,000 shares of common stock owned by each of the Lauren Bryson Trust, the Anna Bryson Trust and the William Bryson Trust. Mr. Bryson disclaims beneficial ownership of the 66,000 shares of common stock held by the Lauren Bryson Trust, the Anna Bryson Trust and the William Bryson Trust.

(9) Mr. Chandler, by virtue of his being a managing director of WB LLC, may be deemed to be the beneficial owner of 3,652,649 shares of common stock owned by WB Partnership. Mr. Chandler expressly disclaims beneficial ownership of any shares owned by WB Partnership.

(10) The shares of common stock shown as beneficially owned by Mr. Fowler include 1,000 shares of common stock owned directly by Mr. Fowler.

(11) The shares of common stock shown as beneficially owned by Mr. Griffin include 487,847 shares subject to options and 245,000 shares of common stock owned directly by Mr. Griffin. In addition, Mr. Griffin, by virtue of his being a general partner of Griffin Family Limited Liability Partnership, L.L.P. ("Griffin LLP"), may be deemed to be the beneficial owner of 280,000 shares of common stock owned by Griffin LLP.

(12) The shares of common stock shown as beneficially owned by Mr. Johnson include 17,500 shares subject to options.

(13) The shares of common stock shown as beneficially owned by Mr. Johnson include 29,929 shares of common stock owned directly by Mr. Johnson. In addition, Mr. Johnson, by virtue of his participation in a 401(K) plan, may be deemed to be the beneficial owner of 114 shares of common stock owned directly by such 401(K) plan.

(14) The shares of common stock shown as beneficially owned by Mr. La Rue include 56,000 subject to options and 680,668 shares of common stock owned directly by Mr. La Rue. In addition, Mr. La Rue, by virtue of his being the trustee of the Jason R. Mills and Jennifer L. Mills Irrevocable Trust, dated September 14, 1998 (the "Mills Trust"), may be deemed to be the beneficial owner of 178,220 shares of common stock owned by the Mills Trust. Mr. La Rue expressly disclaims beneficial ownership of the shares of common stock owned by the Mills Trust.

(15) The shares of common stock shown as beneficially owned by Mr. Mills include 26,250 shares of common stock subject to options and 11,000 shares of common stock owned directly by Mr. Mills.

(16) The shares of common stock shown as beneficially owned by Mr. Plum include 15,000 shares of common stock owned directly by Mr. Plum. In addition, Mr. Plum, by virtue of his being the managing general partner of Equity Partners, may be deemed to be the beneficial owner of 3,652,649 shares owned by Equity Partners. Mr. Plum expressly disclaims beneficial ownership of the shares of common stock owned by Equity Partners.

(17) The shares of common stock shown as beneficially owned by Dr. Sheth include 2,000 shares of common stock owned directly by Dr. Sheth.

(18) The shares of common stock shown as beneficially owned by all of Pac-West's directors and executive officers as a group include the shares of common stock beneficially owned by the directors and the named executive officers described in footnotes 8 to 16 as well as 84,700 shares of common stock beneficially owned by executive officers other than the named executive officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Recapitalization

     Our recapitalization was completed on September 16, 1998 in accordance with the merger agreement between us, Bay Alarm Company and John K. La Rue, the preexisting investors, and PWT Acquisition Corp. a corporation newly formed by an equity investment group led by Safeguard 98 Capital, L.P. and William Blair Capital Partners L.L.P. to effect the recapitalization.

     Under the merger agreement, Mr. La Rue and Bay Alarm Company were entitled to receive additional consideration of up to $20 million in the event that certain billings under dispute were received subject to the recapitalization.

     On September 9, 1999, Pac-West entered into a settlement agreement with Pacific Bell regarding claims for unpaid reciprocal compensation under our prior interconnection agreement. Under the terms of the settlement agreement, Pacific Bell agreed to pay $20.0 million to Pac-West and $20.0 million in the aggregate to Mr. La Rue and Bay Alarm Company in settlement of those claims. As a result of these payments, the terms of our September 1998 merger agreement requiring additional distributions to these shareholders have been satisfied.

     In accordance with the merger agreement, Mr. La Rue and Bay Alarm Company have agreed to indemnify us and certain of our related parties for all liabilities and other losses arising from, among other things:

     (1) any breach by Pac-West of any representation, warranty, covenant or agreement we made in the merger agreement or in any schedule, exhibit, or other related document;

     (2) any claims of any brokers, finders, our employees or consultants relating to the transactions contemplated by the merger agreement not specifically set forth in or contemplated by the merger agreement; or

     (3) any claim by any person other than PWT Acquisition Corp. or its affiliates with respect to, or arising as a result of, any reorganization, liquidation, dissolution, recapitalization, non due course borrowing, merger, consolidation, sale or purchase of assets or similar transactions proposed prior to closing of the merger; provided that Mr. La Rue and Bay Alarm Company receive notice of such loss within the applicable time periods set forth in the merger agreement.

     Subject to certain exceptions, Mr. La Rue and Bay Alarm Company do not have any obligation to indemnify any of the indemnified parties from any losses caused by the breach or alleged breach of any representation or warranty contained in the merger agreement until the indemnified parties collectively suffer related aggregate losses in excess of $500,000, which acts as a deductible. Mr. La Rue and Bay Alarm Company have an obligation to indemnify the indemnified parties for all losses suffered by any of the indemnified parties in excess of the deductible, provided that Mr. La Rue and Bay Alarm Company do not have any obligation to indemnify the indemnified parties from such aggregate losses in excess of an indemnity cap of $15.0 million. Despite the above, breaches or alleged breaches of certain post-closing covenants or agreements contained in the merger agreement will not be subject to the deductible or the indemnity cap.

     The merger agreement contains representations and warranties typical of those kinds of agreements, including, for example, those relating to corporate organization and capitalization, the valid authorization, execution, delivery and enforceability of all transaction documents, the financial statements, the absence of material adverse changes in the business, assets, financial condition and results of operations, the absence of material undisclosed liabilities, tax matters, the quality and title of personal and real property, material contracts, intellectual property, employee benefits plans, environmental matters, compliance with laws, governmental authorizations, permits and licenses and insurance matters. Generally, our representations and warranties expire thirty days after receipt of the audited financial statements for fiscal 1999 except that those relating to tax matters survive until the expiration of the applicable statute of limitations and certain other representations and warranties which survive indefinitely.

     The foregoing summary of the material terms of the merger agreement and related matters does not purport to be complete and is subject to, and is qualified in its entirety by reference to, all of the provisions of the merger agreement, including the definitions of certain terms therein and the exhibits and schedules hereto.

Registration Agreement

     In connection with the recapitalization, all of our shareholders entered into a registration agreement. In accordance with the registration agreement, at any time after May 7, 2000 each of the four equity investors in the recapitalization may request one registration at our expense under the Securities Act of 1933 of all or any portion of their Pac-West common stock on Form S-1 or other similar long-form registration and an unlimited number of Form S-2 or S-3 or other similar short-form registrations, provided that the aggregate offering value of the registrable securities requested to be registered in any long-form registration must equal at least $5 million in all long-form registrations and at least $1 million in all short-form registrations. In the event that any one of the four equity investors in the recapitalization makes such a demand registration request, all other parties to the registration agreement will be entitled to participate in such registration. The registration agreement will also grant to the parties thereto piggyback registration rights with respect to all other registrations of our common stock and we, subject to limited exceptions, will pay all expenses related to the piggyback registrations.

Non-Competition; Non-Solicitation; Confidentiality Agreements

     In connection with the recapitalization and in accordance with the terms of the merger agreement, Mr. La Rue and Bay Alarm Company each have entered into a covenant not to compete with Pac-West, not to engage, and not to permit any affiliate to engage, for a noncompete period of two years after the closing date of the recapitalization in any business which:

     (1) provides telecommunication services of the type provided as of the closing date by Pac-West; or

     (2) provides services of the type which we have taken significant actions as of the closing date to begin providing or of the type we have indicated that we plan to begin providing in any business plan or similar document delivered to PWT Acquisition Corp. or our shareholders prior to the closing date, in each case within Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington, the province of British Columbia, Canada and the territories and jurisdictions of Mexico.

     The noncompete restrictions do not prohibit any party from being a passive owner of not more than 5% of the outstanding stock of any class of a corporation which is publicly traded; and provided further that the noncompete restrictions do not restrict the activities of any party to the extent such party has received the consent of our board of directors to such activities.

     In accordance with their respective employment agreements, Messrs. La Rue, Griffin, Bryson and Mills have agreed to forfeit any severance obligations owing to such executives in the event of their breach of similar noncompetition provisions. For purposes of Mr. Mills' agreement, the restricted territories include Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington, the province of British Columbia, Canada and the territories and jurisdictions of Mexico. For purposes of Mr. Griffin's and Mr. Bryson's respective agreements, the restricted territories include the United States of America, Canada and the territories and jurisdictions of Mexico.

     Messrs. La Rue, Griffin, Bryson, Mills and Bay Alarm have also agreed to maintain the confidentiality of our information and not to solicit our employees and customers as provided in the merger agreement or their respective employment agreements, as the case may be.

Other Transactions with Significant Stockholders

     Mr. Bruce A. Westphal, who served as our chairman of the board until the recapitalization and as a director of the Company until March 16, 2000, is the chairman of the board of both Bay Alarm Company and InReach Internet. As of March 1, 2000, an affiliate of Bay Alarm Company held approximately 13.7% of our outstanding common stock. Sales to Bay Alarm accounted for approximately $987,000, $1,211,000 and $912,000, or 3.3%, 2.9% and

1.0%, of our revenues for the years ended December 31, 1997, 1998 and 1999, respectively. In addition, Bay Alarm Company provides us with security monitoring services at its normal commercial rates. Bay Alarm Company purchased the real property at which our Oakland switch facility is located. In connection with that purchase, we negotiated a lease with Bay Alarm Company for our continued use of that commercial space. The monthly lease payments under the lease are approximately $13,000 effective December 1998. Sales to InReach Internet LLC accounted for approximately $1,122,000, $1,469,000 and $1,755,000, or 3.8%, 3.5% and 1.8%, of our revenue for the years ended December 31, 1997, 1998 and 1999, respectively.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) (1)  Financial Statements

              The financial statements of Pac-West Telecomm, Inc. for the year ended December 31, 1999, together with the Report of Independent Public Accountants, are set forth on Pages F-1 through F-19 of this Form 10-K. The supplemental financial information listed and appearing hereafter should be read in conjunction with the financial statements included in the Form 10-K.

         (2)  Financial Statement Schedules

              The following are included in Part IV of this Form 10-K for each of the years ended December 31, 1997, 1998 and 1999 as applicable:

              Report of Independent Public Accountants on Supplemental Schedule F-21

              Schedule II -Valuation and Qualifying Accounts F-22

              Financial statement schedules not included in this Form 10-K have been omitted either because they are not applicable or because the required information is shown in the financial statements or notes thereto, included in this Form 10-K.

         (3)  Exhibits

              The exhibits are filed herewith pursuant to Item 601 of Regulation S-K.

Exhibit
Number                              Description
------                              -----------
2.1 Agreement of Merger, dated September 16, 1998, between PWT Acquisition Corp. and Pac-West Telecomm, Inc., as amended (Incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement (No. 333-76779)).

2.2 Agreement and Plan of Merger, dated June 30, 1998, between PWT Acquisition Corp., Pac-West Telecomm, Inc., Bay Alarm Company and John
         K. La Rue, as amended (Incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement (No. 333-76779))

3.1(a) Amended and Restated Articles of Incorporation of Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 3.1(a) to the Registrant's Registration Statement (No. 333-86607)).

3.1(b) Certificate of Amendment of Articles of Incorporation (Incorporated by reference to Exhibit 3.1(b) to the Registrant's Registration Statement (No. 333-86607)).

3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Reg. No. 333-86607)).

4.1 Form of certificate representing common stock of Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement (No. 333-86607)).

10.1 Shareholders Agreement, dated September 16, 1998, between Pac-West, John K. La Rue, Bay Alarm Company, certain named investors and certain named executives (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement (No. 333-76779)).

10.2 Registration Rights Agreement, dated September 16, 1998, between Pac-West, John K. LaRue, Bay Alarm Company, certain investors and certain executives (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement (No. 333-86607)).

10.3 Stock Purchase Agreement, dated September 16, 1998, between PWT Acquisition Corp. and certain named investors (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement (No. 333-76779)).

10.4 Stock Purchase Agreement, dated September 16, 1998, between Pac-West and certain named investors (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement (No. 333-76779)).

10.5 Pledge and Security Agreement, dated January 29, 1999, between Pac-West and Norwest Bank Minnesota, N.A. (Incorporated by reference to
          Exhibit 10.5 to the Registrant's Registration Statement (No. 333-76779)).

**10.6(a) Pac-West Telecomm, Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6(a) to the Registrant's Registration Statement (No. 333-76779)).

**10.6(b) Pac-West Telecomm, Inc. 1999 Stock Incentive Plan form of notice of
          Stock Option Award and Stock Option Award Agreement between Pac-West and its grantees as designated (Incorporated by reference to Exhibit 10.6(b) to the Registrant's Registration Statement (No. 333-76779)).

**10.7    Employment Agreement, dated June 30, 1998, between Pac-West and John
          K. La Rue (Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement (No. 333-76779)).

**10.8 Executive Agreement, dated September 16, 1998, between Pac-West and Wallace W. Griffin (Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement (No. 333-76779)).

**10.9 Executive Agreement, dated October 30, 1998, between Pac-West and Richard E. Bryson (Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement (No. 333-76779)).

**10.10 Employment Agreement, dated October 21, 1998, between Pac-West and Dennis V. Meyer (Incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement (No. 333-76779)).

**10.11 Employment Agreement, dated September 14, 1998, between Pac-West and Jason R. Mills (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement (No. 333-76779)).

**10.12 Confidentiality Agreement, dated September 16, 1998, between Pac-West and John K. La Rue (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement (No. 333-76779)).

**10.13 Confidentiality Agreement, dated September 16, 1998, between Pac-West and Wallace W. Griffin (Incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement (No. 333-76779)).

**10.14 Confidentiality Agreement, dated September 16, 1998, between Pac-West and Richard E. Bryson (Incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement (No. 333-76779)).

**10.15 Confidentiality Agreement, dated October 22, 1998, between Pac-West and Dennis V. Meyer (Incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement (No. 333-76779)).

**10.16 Confidentiality Agreement, dated September 16, 1998, between Pac-West and Jason R. Mills (Incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement (No. 333-76779)).

10.17 Lease Agreement, dated as of June 23, 1995, as amended, by and between Geremia Brothers and Pac-West for 4202 and 4210 Coronado Avenue, Stockton, California (Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement (No. 333-76779)).

10.18 Lease Agreement, dated as of July 3, 1996, as amended, by and between One Wilshire Arcade Imperial, Ltd., Paramount Group, Inc. and Pac-West for 624 South Grand Avenue, Los Angeles, California (Incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement (No. 333-76779)).

10.19 Balco Properties Office Lease, dated as of November 10, 1998, by and between BalcoProperties and Pac-West for Franklin Building, 1624 Franklin Street, Suites 40, 100, Mezzanine, 201, 203, 210, 214 and 222, Oakland, California (Incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement (No. 333-76779)).

10.20 Lease Agreement, dated as of December 17, 1998, by and between Wing Fong & Associates LLC and Pac-West for 302 and 304 East Carson Street, Las Vegas, Nevada (Incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement (No. 333-76779)).

**10.21 Promissory Note, dated September 16, 1998, between Pac-West and Wallace W, Griffin, and related Executive Stock Pledge Agreement between same parties of even date (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement (No. 333-75779)).

**10.22 Promissory Note, dated October 30, 1998, between Pac-West and Richard Bryson, and related Executive Stock Pledge Agreement between same parties of even date (Incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement (No. 333-76779)).

10.23(a) Loan and Security Agreement dated June 15, 1999, between Pac-West, Union Bank of California and other lenders as designated (Incorporated by reference to Exhibit 10.23(a) to the Registrant's Registration Statement (No. 333-86607)).

10.23(b) Form of Addition of Lender and Consent and Amendment to Loan and Security Agreement (Incorporated by reference to Exhibit 10.23(b) to the Registrant's Registration Statement (No. 333-86607)).

10.24 Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996, dated June 29, 1999, between Pac-West and Pacific Bell, and related Errata to Approved Interconnection Agreement dated June 30, 1999 (Incorporated by reference to Exhibit
          10.24 to the Registrant's Registration Statement (No. 333-76779)).

10.25 Telecommunication Facility Interconnection Agreement, dated June 21, 1996, between Pac-West and GTE California Inc. (Incorporated by reference to Exhibit 10.25 to the Registrant's Registration Statement (No. 333-76779)).

10.26 Master Interconnection and Resale Agreement for the State of Nevada, dated January 15,1999, between Pac-West and The Nevada Division of Central Telephone Company d/b/a Sprint of Nevada (Incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement (No. 333-76779)).

10.27 Indenture, dated January 29, 1999 between Pac-West Telecomm, Inc. and Norwest Bank Minnesota, N.A., pursuant to which the Series B 131/2% Notes due 2009 will be issued (Incorporated by reference to Exhibit
          10.27 to the Registrant's Registration Statement (No. 333-76779)).

10.28 Registration Rights Agreement, dated January 29, 1999 between Pac-West Telecomm, Inc. and Nations Banc Montgomery Securities LLC, CIBC Oppenheimer Corp. and First Union Capital Markets, as initial purchasers of notes (Incorporated by reference to Exhibit 10.28 to the Registrant's Registration Statement (No. 333-76779)).

**10.29 Employment Agreement, dated September 11, 1998, between Pac-West and Gregory Joksch (Incorporated by reference to Exhibit 10.29 to the Registrant's Registration Statement (No. 333-86607)).

**10.30 Confidentiality Agreement, dated September 11, 1998 between Pac-West and Gregory Joksch (Incorporated by reference to Exhibit 10.30 to the Registrant's Registration Statement (No. 333-86607)).

*10.31 Agreement for Local Wireline Network Interconnection and Service Resale between Pac-West Telecomm, Inc. and U.S. West Communiations, Inc. for the State of Washington executed September 2, 1999.

*10.32 Agreement for Local Wireline Network Interconnection Between Citizens Telecommunication Company of California, Inc. and Pac-West Telecomm, Inc. dated November 1, 1999.

*10.33 Agreement for Local Wireline Network Interconnection and Service Resale Between Pac-West Telecomm, Inc. and US West Communications, Inc. for the State of Arizona dated September 2, 1999.

*10.34    Lease Agreement, dated as of September 10, 1999, by and between David
          A. and Sandra L. Sabey and Pac-West Telecomm, Inc. for 12201 Tukwila International Blvd., Building B, Second Floor, Tukwila, Washington.

*23.1     Consent of Arthur Andersen LLP

*27.1     Financial Data Schedule


*  Newly Filed

** Management contract or compensatory plan or arrangement


     (b) Reports on Form 8-K

         None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on March 24, 2000.

                                                PAC-WEST TELECOMM, INC.
                                                Registrant

                                            By: /s/ WALLACE W. GRIFFIN

                                                -----------------------
                                                Wallace W. Griffin
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated.



/s/ Wallace W. Griffin        President, Chief Executive Officer and Director
---------------------------
    Wallace W. Griffin        (Principal Executive Officer)

/s/ Richard E. Bryson         Chief Financial Officer
---------------------------
    Richard E. Bryson         (Principal Financial Officer)

/s/ Dennis V. Meyer           Vice President--Finance and Treasurer
---------------------------
    Dennis V. Meyer           (Principal Accounting Officer)

/s/ Jerry L. Johnson          Chairman of the Board of Directors
---------------------------
    Jerry L. Johnson

/s/ John K. La Rue            Director and Executive Vice President--
---------------------------
    John K. La Rue            Technology and Network Operations

/s/ David G. Chandler         Director
---------------------------
    David G. Chandler

/s/ Mark S. Fowler            Director
---------------------------
    Mark S. Fowler

/s/ Samuel A. Plum            Director
---------------------------
    Samuel A. Plum

/s/ Dr. Jagdish N. Sheth      Director
---------------------------
    Dr. Jagdish N. Sheth

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Arthur Andersen LLP, Independent Public Accountants..............  F-2

Balance Sheets.............................................................  F-3

Statements of Operations...................................................  F-5

Statements of Changes in Stockholders' Equity (Deficit)....................  F-6

Statements of Cash Flows...................................................  F-7

Notes to Financial Statements..............................................  F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Pac-West Telecomm, Inc.:

We have audited the accompanying balance sheets of Pac-West Telecomm, Inc. (a California corporation) as of December 31, 1998 and 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pac-West Telecomm, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



San Francisco, California,
 February 10, 2000

                            PAC-WEST TELECOMM, INC.


                                BALANCE SHEETS

                       AS OF DECEMBER 31, 1998 AND 1999


                                    ASSETS

                                                                                     1998              1999
                                                                              -----------------------------------
CURRENT ASSETS:
 Cash and cash equivalents                                                       $  15,236,000   $   82,688,000
 Restricted cash                                                                            --       10,087,000
 Short-term investments                                                                     --       70,138,000
 Trade accounts receivable, net of allowances of $400,000 and $675,000 in
  1998 and 1999, respectively                                                        4,623,000        8,339,000
 Accounts receivable from related parties                                               64,000           63,000
 Income tax receivable                                                               1,971,000          195,000
 Inventories                                                                           447,000          952,000
 Prepaid expenses and other current assets                                             861,000        2,786,000
 Deferred financing costs, net                                                         457,000          864,000
 Deferred tax assets                                                                   151,000          580,000
                                                                              -----------------------------------
        Total current assets                                                        23,810,000      176,692,000
                                                                              -----------------------------------

EQUIPMENT, VEHICLES AND LEASEHOLD IMPROVEMENTS:
 Network and other communication equipment                                          29,817,000       71,142,000
 Office furniture and equipment                                                      1,965,000        3,640,000
 Vehicles                                                                              717,000        1,199,000
 Leasehold improvements                                                              5,581,000       11,661,000
 Projects in progress (Note 2)                                                      25,597,000       32,405,000
                                                                              -----------------------------------
                                                                                    63,677,000      120,047,000
 Less:  Accumulated depreciation and amortization                                   (6,383,000)     (14,858,000)
                                                                              -----------------------------------
        Equipment, vehicles and leasehold improvements, net                         57,294,000      105,189,000
                                                                              -----------------------------------
OTHER ASSETS, net                                                                    1,389,000        8,219,000
                                                                              -----------------------------------
        Total assets                                                             $  82,493,000   $  290,100,000
                                                                              ===================================



   The accompanying notes are an integral part of these financial statements.

                            PAC-WEST TELECOMM, INC.


                                BALANCE SHEETS

                       AS OF DECEMBER 31, 1998 AND 1999


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                  1998             1999
                                                                            ---------------------------------
CURRENT LIABILITIES:
 Current portion of notes payable                                            $      132,000   $       99,000
 Accounts payable                                                                 5,147,000       13,158,000
 Accrued payroll and related expenses                                               846,000        1,719,000
 Accrued interest on Senior Notes                                                        --        8,435,000
 Other accrued liabilities                                                        2,153,000        1,269,000
 Income taxes payable                                                                    --          520,000
                                                                            ---------------------------------
     Total current liabilities                                                    8,278,000       25,200,000
                                                                            ---------------------------------

SENIOR NOTES                                                                             --      150,000,000

SENIOR SECURED BORROWINGS AND OTHER LONG-TERM                                   100,000,000               --
OBLIGATIONS (Note 3)

NOTES PAYABLE, less current portion                                                 116,000           17,000
                                                                            ---------------------------------
     Total long-term debt                                                       100,116,000      150,017,000
                                                                            ---------------------------------
DEFERRED INCOME TAXES                                                             1,888,000        8,633,000
                                                                            ---------------------------------
     Total liabilities                                                          110,282,000      183,850,000
                                                                            ---------------------------------
COMMITMENTS AND CONTINGENCIES (Note 5)

CONVERTIBLE REDEEMABLE PREFERRED STOCK, $0.001 par value;
 1,750,000 shares authorized; 1,750,000 and 0 issued and outstanding at
 December 31, 1998 and 1999 (preference in liquidation of $45,000,000,
 plus accrued cumulative dividends of $1,324,000 at December 31, 1998)           46,324,000               --

STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock, $0.001 par value:
  Authorized shares--50,000,000
  Issued and outstanding shares--17,587,458 and 35,393,326 at
   December 31, 1998 and 1999, respectively                                          18,000           35,000
 Additional paid-in capital                                                       8,905,000      173,345,000
 Notes receivable from stockholders                                                (233,000)        (233,000)
 Retained earnings (deficit)                                                    (82,803,000)     (66,897,000)
                                                                            ---------------------------------
     Total stockholders' equity (deficit)                                       (74,113,000)     106,250,000
                                                                            ---------------------------------
     Total liabilities and stockholders' equity (deficit)                    $   82,493,000   $  290,100,000
                                                                            =================================



  The accompanying notes are an integral part of these financial statements.

                            PAC-WEST TELECOMM, INC.


                           STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                                   1997             1998            1999
                                                                             -----------------------------------------------
REVENUES (Note 5)                                                            $   29,551,000   $   42,211,000   $   95,505,000
                                                                             ------------------------------------------------

COSTS AND EXPENSES:
 Operating                                                                       12,060,000       15,344,000       20,510,000
 Selling, general and administrative:
  Selling, general and administrative                                             7,367,000       10,779,000       22,855,000
  Transaction bonuses and consultant's costs (Note 1)                                    --        3,798,000               --
 Depreciation and amortization                                                    2,204,000        4,106,000        8,689,000
                                                                             ------------------------------------------------
     Total costs and expenses                                                    21,631,000       34,027,000       52,054,000
                                                                             ------------------------------------------------
     Income from operations                                                       7,920,000        8,184,000       43,451,000
                                                                             ------------------------------------------------

OTHER EXPENSE (INCOME):
 Interest expense                                                                   932,000        4,199,000       18,124,000
 Gain on disposal of answering service division                                    (385,000)              --               --
 Costs of merger with PWT Acquisition Corp. and recapitalization                         --        3,004,000               --
 Other income, net                                                                 (119,000)        (330,000)      (3,690,000)
                                                                             ------------------------------------------------
     Total other expense, net                                                       428,000        6,873,000       14,434,000
                                                                             ------------------------------------------------

     Income before provision for income taxes and extraordinary item              7,492,000        1,311,000       29,017,000

PROVISION FOR INCOME TAXES                                                        2,997,000        1,561,000       13,111,000
                                                                             ------------------------------------------------
     Income (loss) before extraordinary item                                      4,495,000         (250,000)      15,906,000

EXTRAORDINARY ITEM:  Loss on early extinguishment of debt, net of income
 tax benefit of $278,000                                                                 --         (417,000)              --
                                                                             ------------------------------------------------
     Net income (loss)                                                            4,495,000         (667,000)      15,906,000

ACCRUED PREFERRED STOCK DIVIDENDS                                                        --       (1,324,000)      (4,085,000)
                                                                             ------------------------------------------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                          $    4,495,000   $   (1,991,000)  $   11,821,000
                                                                             ================================================
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM PER SHARE:
 Basic                                                                       $        32.11   $        (0.30)  $         0.59
 Diluted                                                                     $        32.11   $        (0.30)  $         0.56

NET INCOME (LOSS) PER SHARE:
 Basic                                                                       $        32.11   $        (0.38)  $         0.59
 Diluted                                                                     $        32.11   $        (0.38)  $         0.56

WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic                                                                              140,000        5,244,191       20,172,968
 Diluted                                                                            140,000        5,244,191       21,293,828



  The accompanying notes are an integral part of these financial statements.

                            PAC-WEST TELECOMM, INC.


            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                                        Notes                              Total
                                                                   Additional       Receivable         Retained       Stockholders'
                                          Common Stock              Paid-in            from            Earnings           Equity
                                 ---------------------------
                                     Shares         Amount          Capital        Stockholders       (Deficit)         (Deficit)
                                 ------------    -----------     ------------      ------------     ------------      -------------
BALANCE, December 31, 1996            140,000    $ 4,037,000     $         --         $      --     $    140,000       $  4,177,000

 Net income                                --             --               --                --        4,495,000          4,495,000
                                 --------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997            140,000      4,037,000               --                --        4,635,000          8,672,000

 Conversion to $0.001 par value
  stock                                    --     (4,037,000)       4,037,000                --               --                 --
 Effect of merger with PWT
  Acquisition Corp. and
  recapitalization (Note 1)         7,176,988          7,000        1,193,000                --      (86,771,000)       (85,571,000)

 Issuance of common stock           9,658,012         10,000        4,708,000                --               --          4,718,000
 Accrued cumulative
  dividends - preferred
  stock                                    --             --       (1,324,000)               --               --         (1,324,000)
 Issuances of common stock
  for cash and notes
  receivable                          612,458          1,000          291,000          (233,000)              --             59,000
 Net loss                                  --             --               --                --         (667,000)          (667,000)
                                 ---------------------------------------------------------------------------------------------------
BALANCE, December 31, 1998         17,587,458         18,000        8,905,000          (233,000)     (82,803,000)       (74,113,000)

 Net proceeds from
  initial public offering
  of common stock                  12,765,000         12,000      118,121,000                --               --        118,133,000
 Conversion of preferred stock      5,040,868          5,000       50,404,000                --               --         50,409,000
 Accrued cumulative dividends -
  preferred stock                          --             --       (4,085,000)               --               --         (4,085,000)
 Net income                                --             --               --                --       15,906,000         15,906,000
                                  --------------------------------------------------------------------------------------------------
BALANCE, December 31, 1999         35,393,326    $    35,000     $173,345,000         $(233,000)    $(66,897,000)      $106,250,000
                                  ==================================================================================================



  The accompanying notes are an integral part of these financial statements.

                            PAC-WEST TELECOMM, INC.

                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                                        1997             1998             1999
                                                                                 --------------------------------------------------
OPERATING ACTIVITIES:
 Net income (loss)                                                                 $   4,495,000   $     (667,000)  $    15,906,000
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
 Extraordinary item--loss on early extinguishment of debt, net of income tax
  benefit                                                                                     --          417,000                --
 Costs of merger with PWT Acquisition Corp. and recapitalization                              --        3,004,000                --
 Depreciation and amortization                                                         2,204,000        4,106,000         8,689,000
 Amortization of deferred financing costs                                                     --        1,438,000         1,162,000
 Gain on disposal of answering service division                                         (385,000)              --                --
 Gain on disposal of equipment                                                           (15,000)              --                --
 Interest earned on restricted cash                                                           --               --          (629,000)
 Provision for doubtful accounts                                                         216,000          100,000           275,000
 Deferred income tax provision                                                           711,000          963,000         6,316,000
 Changes in operating assets and liabilities:
      Increase in trade accounts receivable                                           (2,034,000)      (1,061,000)       (3,991,000)
      Decrease (increase) in accounts receivable from related parties                    (67,000)          97,000             1,000
      Decrease (increase) in income tax receivable                                             0       (1,971,000)        1,776,000
      (Increase) decrease in inventories                                                 195,000         (117,000)         (505,000)
      Increase in prepaid expenses and other current assets                             (175,000)        (263,000)       (1,975,000)
      Decrease (increase) in other assets                                                (56,000)          91,000        (2,541,000)
      Increase in accounts payable                                                       654,000        3,988,000         8,011,000
      Increase in accrued interest on Senior Notes                                            --               --         8,435,000
      Increase in income taxes payable                                                        --               --           520,000
      Increase (decrease) in accrued payroll and related expenses and other
        liabilities                                                                      133,000        1,908,000           (11,000)
                                                                                 --------------------------------------------------
           Net cash provided by operating activities                                   5,876,000       12,033,000        41,439,000
                                                                                 --------------------------------------------------
INVESTING ACTIVITIES:
 Purchases of equipment, vehicles and leasehold improvements                          (7,103,000)     (42,176,000)      (56,370,000)
 Purchases of short-term investments                                                          --               --       (70,138,000)
 Purchase of restricted cash investments, net of redemptions of $10,238,000                   --               --        (9,458,000)
 Proceeds from disposal of answering service division                                    402,000               --                --
 Proceeds from disposal of equipment                                                      82,000          145,000                --
                                                                                 --------------------------------------------------
           Net cash used in investing activities                                      (6,619,000)     (42,031,000)     (135,966,000)
                                                                                 --------------------------------------------------
FINANCING ACTIVITIES:
 Proceeds from issuance of Senior Notes                                                       --               --       150,000,000
 Net proceeds from initial public offering of common stock                                    --               --       118,133,000
 Repayment of senior secured borrowings                                                       --               --      (100,000,000)
 Proceeds from notes payable                                                           5,931,000       10,514,000                --
 Repayments on notes payable                                                          (1,332,000)      (2,658,000)         (132,000)
 Principal payments on capital leases                                                   (730,000)        (828,000)               --
 Payment for deferred financing costs                                                         --       (1,195,000)       (6,022,000)
 Proceeds from senior secured borrowings                                                      --       15,587,000                --
 Increase in other long-term obligations                                                      --        9,000,000                --
 Proceeds from the issuance of common stock                                                   --            9,000                --
 Merger with PWT Acquisition Corp. and recapitalization:
      Proceeds from the issuance of preferred stock                                           --       31,844,000                --
      Proceeds from the issuances of common stock                                             --        5,968,000                --
      Proceeds from senior secured borrowings                                                 --       75,413,000                --
      Payments to existing stockholders                                                       --      (74,015,000)               --
      Extinguishments of notes payable and capital leases                                     --      (23,159,000)               --
      Payment for deferred financing costs                                                    --       (1,895,000)               --
      Costs of merger with PWT Acquisition Corp. and recapitalization                         --       (2,954,000)               --
 Repayment of loans payable to officers and stockholder                                 (211,000)              --                --
                                                                                 --------------------------------------------------
           Net cash provided by financing activities                                   3,658,000       41,631,000       161,979,000
                                                                                 --------------------------------------------------
           Net increase in cash and cash equivalents                                   2,915,000       11,633,000        67,452,000

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                                       688,000        3,603,000        15,236,000
                                                                                 --------------------------------------------------
 End of year                                                                       $   3,603,000   $   15,236,000   $    82,688,000
                                                                                 ==================================================


  The accompanying notes are an integral part of these financial statements.

                            PAC-WEST TELECOMM, INC.


                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1999



1.  ORGANIZATION:

Pac-West Telecomm, Inc. (the Company) is a rapidly-growing provider of integrated communications services in the western United States. The Company's customers include Internet Service Providers (ISPs), small and medium businesses and enhanced communications service providers, many of which are communications intensive users.

The Company was incorporated in May 1996 in the state of California as a wholly owned subsidiary of CalPage (a telephone, answering and paging services company), also formerly named Pac-West Telecomm, Inc. CalPage transferred its telephone and answering service divisions to the Company effective September 30, 1996 (the Initial Transfer).

During 1997, the Company sold the customer base and other assets of its answering service division (see Note 10).

The success of the Company is dependent upon several factors. These factors include the Company's ability to penetrate additional markets and to manage network growth and technological change within the telecommunications industry, the successful implementation of local and enhanced services to its customers and ISPs, and competition from preexisting and new providers of local and long-distance services, as well as positive and timely responses regarding governmental regulations.

On September 16, 1998, the Company completed a merger with PWT Acquisition Corp.
(PWT) and a recapitalization of the Company (the Transaction). PWT was formed by a group of investors (the New Stockholders) for the purpose of injecting additional equity into the Company and effecting the recapitalization. In connection with the Transaction, PWT was merged into the Company, with the Company being the surviving corporation. In connection with the Transaction, the existing stockholders of the Company, received cash payments of approximately $74 million, as well as shares of newly issued preferred and common stock of the Company in exchange for a substantial portion of their ownership interests. Additionally, at the consummation of the Transaction, the Company paid transaction bonuses and consultant's costs totaling approximately $3.8 million, which are included in the accompanying statements of operations. Under the terms of the Transaction, the existing stockholders of the Company were entitled to receive additional consideration up to $20 million in the event that certain billings under dispute were received subsequent to the recapitalization (see Note 5). After consummation of the Transaction, the existing stockholders continue to hold approximately 28 percent of the issued and outstanding common stock of the Company. As a result of the continued significant ownership interests of the existing stockholders, no adjustments have been made to the historical carrying amounts of the Company's assets and liabilities as a result of the Transaction.

On November 9, 1999, the Company consummated an initial public offering of its common stock. A total of 12,765,000 shares were issued in connection with the offering resulting in net proceeds after underwriters' discount and expenses of approximately $118.1 million. In addition, concurrent with the offering, all outstanding preferred stock and related accrued cumulative dividends were converted into 5,040,868 shares of the Company's common stock.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Concentration of Customers and Suppliers

The relative concentrations of customers and suppliers of the Company are:

                                                                                1997     1998     1999
                                                                              ---------------------------
          Revenues (percent of revenues):  Incumbent Local Exchange
           Carriers (ILECs, see Note 5)                                          37%      37%      58%
          Suppliers (percent of operating costs):  largest supplier              44%      50%      49%

In 1997, 1998 and 1999, the Company's largest supplier was also the largest
ILEC.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Regulation and Competition

Rates charged by the Company for certain telephone services are subject to the approval of various regulatory authorities. Trends in the telecommunications industry point toward increased competition in virtually all markets and the continued deregulation or alternative regulation of telecommunications services in many jurisdictions.

Revenue Recognition

Revenues from the sale of telecommunications products are recognized in the month in which the service is provided, except for reciprocal compensation generated by calls placed to ISPs connected through the Company's network. The rights of competitive local exchange carriers, such as the Company, to receive this type of compensation is the subject of numerous regulatory and legal challenges (see Note 5). Until this issue is ultimately resolved, the Company will continue to recognize this revenue on a cash-received basis.

Revenues from the sale of telecommunications products are recognized upon installation, or if no installation is required, upon shipment. Initial non-recurring revenues from the installation of telecommunication products are recognized upon completion of installation to the extent of direct costs incurred. Any initial non-recurring installation revenue in excess of direct costs is deferred and amortized over the expected service contract period, generally two years or less.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less from the date of acquisition to be cash equivalents.

Restricted Cash

Restricted cash represents short-term investments deposited in an interest reserve trust account to fund the initial interest payments through February 1, 2000 under the $150,000,000 Senior Notes. All such interest payments have been made.

Short-Term Investments

All investments with an original maturity of greater than three months from the date of acquisition are accounted for under Financial Accounting Standards Board
(FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. All investments as of December 31, 1999 were classified as available-for-sale and appropriately carried at fair value. Realized gains and losses are included in other income, net in the accompanying statements of operations. Differences between cost and fair value are recorded as unrealized gains and losses in a separate component of stockholders' equity. As of December 31, 1999, the cost of these investments approximated market.

Inventories

Inventories consist of telephone equipment, parts and installation materials, which are valued at the lower of cost or market. Cost is determined by the average-cost method. Provision is made to reduce slow moving inventory to reflect its estimated net realizable value.

Equipment, Vehicles and Leasehold Improvements

Equipment, vehicles and leasehold improvements are stated at cost and include network and other communication equipment, office furniture and equipment, vehicles, leasehold improvements, projects -in progress and equipment deposits. Equipment includes assets acquired under capital leases. Expenditures for maintenance are charged to expense as incurred. Upon retirement, the asset cost and related accumulated depreciation are relieved from the financial statements. Gains and losses associated with dispositions of equipment, vehicles and leasehold improvements are reflected as a component of other income, net in the accompanying statements of operations. Depreciation and amortization is computed using the straight-line method based on the following estimated useful lives:

           Equipment                               3 to 7 years
           Vehicles                                5 years
           Leasehold improvements                  10 years or life of lease,
                                                      whichever is shorter

The Company capitalizes interest on capital projects when the project involves considerable time and major expenditures. Such interest is capitalized as part of the cost of the equipment and leasehold improvement and is amortized over the remaining life of the assets. Interest is capitalized based on rates for borrowings that are outstanding over the period required to complete the asset. In 1998 and 1999, the Company capitalized $303,000 and $2,346,000, respectively, of interest related to capital projects. Capitalizable interest in 1997 was insignificant.

Depreciation and amortization of equipment, vehicles and leasehold improvements was $2,204,000, $4,106,000 and $8,475,000 for the years ended December 31, 1997,
1998 and 1999, respectively.

Included in projects -in progress at December 31, 1998 is $20,828,000 for deposits paid or payable on equipment not in service at year-end.

Deferred Financing Costs, Net

Deferred financing costs, net consist primarily of capitalized amounts for underwriter fees, professional fees and other expenses related to the issuance and subsequent registration of the $150,000,000 Senior Notes. These deferred financing costs are being amortized on a straight-line basis (which approximates the effective interest method) over the estimated 10-year term of the notes beginning January 29, 1999. Other deferred financing costs are for the senior notes exchange offering and costs relating to the senior credit facility. Amortization expense for the years ended December 31, 1998 and 1999, was $1,438,000 and $1,162,000, respectively, and is included within interest expense in the accompanying statements of operations.

Other Assets

At December 31, other assets consist of the following:

                                                                               1998               1999
                                                                           ------------------------------
               Deferred financing costs                                     $1,195,000         $5,648,000
               Acquisition of lease rights                                          --          1,513,000
               Long-term portion of prepaid expenses and deposits                   --            849,000
               Long-term portion of covenant not to compete                    150,000                 --
               Other                                                            44,000            209,000
                                                                           ------------------------------
                                                                            $1,389,000         $8,219,000
                                                                           ==============================

During 1999, the Company purchased lease rights of additional space in its Los Angeles facility. This amount is included in other assets as listed above and is being amortized over the life of the lease.

Other Accrued Liabilities

Other accrued liabilities include approximately $1,018,000 and $397,000 as of December 31, 1998 and 1999, respectively, of amounts collected from customers for taxes due to various governmental and regulatory authorities.

Supplemental Statements of Cash Flow Information

                                                                                1997        1998         1999
                                                                           --------------------------------------
     Cash paid during the period for:
      Interest (net of amount capitalized)                                   $  924,000  $ 2,565,000   $8,723,000
      Income taxes (net of refunds)                                           2,351,000    2,195,000    4,499,000
     Supplemental disclosure of noncash transactions:
      Acquisition of fixed assets using capital lease obligations             4,781,000      290,000           --
      Issuance of the Preferred Stock in conjunction with the Transaction            --   13,156,000           --
      Refinancing of capital lease obligation with note payable                      --    1,599,000           --

Income Taxes

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying the applicable statutory tax rate to the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date based on the applicable tax rate.

Other Comprehensive Income

In September 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes the disclosure requirements for comprehensive income and its components within the financial statements. There were no items of other comprehensive income for the years ended December 31, 1997, 1998 and 1999; therefore, comprehensive income is the same as net income (loss) for each of these years.

Segment Reporting

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." As an integrated telecommunications provider, the Company has one reportable operating segment. While the Company's chief decision-maker monitors the revenue streams of various services, operations are managed and financial performance is evaluated based upon the delivery of multiple services over common networks and facilities. This allows the Company to leverage its costs in an effort to maximize return. As a result, there are many shared expenses generated by the various revenue streams; because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management does not currently make such allocations internally. The chief decision-maker does, however, monitor revenue streams at a more detailed level than those depicted in the Company's historical general purpose financial statements.

Specifically, the following table presents revenues by service type:

                                           1997                1998                1999
                                      -----------------------------------------------------
     Local services                     $17,810,000         $28,147,000         $79,071,000
     Long-distance services               5,133,000           6,328,000           7,974,000
     Dedicated transport services         3,312,000           4,155,000           5,162,000
     Products and services                2,073,000           2,104,000           1,485,000
     Other                                1,223,000           1,477,000           1,813,000
                                      -----------------------------------------------------
                                        $29,551,000         $42,211,000         $95,505,000
                                      =====================================================

Local services revenues for the year ended December 31, 1999 include $26,308,000 of reciprocal compensation settlement payments (Note 5).

Other Recent Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and for Hedging Activities," effective for fiscal years beginning after June 15, 1999. Management does not expect adoption of SFAS No. 133 in future periods to have a significant impact on the Company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements, and is effective for us in the second quarter of 2000. While we believe that SAB 101 will have no material effect on our current accounting policies, we will evaluate our current policies to insure that they are in accordance with SAB 101.

Income (Loss) Per Share

Income (loss) per share has been calculated under SFAS No. 128, "Earnings per Share." SFAS No. 128 requires companies to compute income (loss) per share under two methods (basic and diluted). Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share information considers the effect of dilutive securities (stock options and convertible preferred stock) as follows:


                                                                        For the Year Ended
                                                                        December 31, 1999
                                                     --------------------------------------------------------
                                                          Income               Shares              Per Share
     Basic net income per share:
      Net income applicable to common stockholders        $11,821,000        20,172,968              $0.59

     Effect of dilutive securities:
      Convertible redeemable preferred stock                       --                --
      Stock options                                                --         1,120,860
                                                     --------------------------------------
     Diluted net income per share:
      Income available to common stockholders and
     assumed conversions                                  $11,821,000        21,293,828              $0.56
                                                     ======================================


Conversion of the convertible redeemable preferred stock for the years ended December 31, 1998 and 1999 and the effect of the exercise of stock options for year ended December 31, 1998 are antidilutive and have been excluded from the calculation of diluted income (loss) per share. The Company consummated an initial public offering of its common stock a and conversion of all outstanding convertible redeemable preferred stock on November 9, 1999 (see Note 1).

Basic and diluted income per share was the same for the year ended December 31, 1997 as there were no convertible preferred stock or stock options outstanding during 1997.

The Company evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98 and concluded that there are no nominal issuances of common stock or potential common stock that would be required to be shown as outstanding for all periods presented herein as outlined in SAB No. 98.

3.  LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS:

Long-term debt and other long-term obligations consisted of the following at December 31, 1998 and 1999:

                                                                        1998             1999
                                                                 -------------------------------------
Senior Notes                                                       $          --          $150,000,000
Senior secured borrowings and other long-term obligations            100,000,000                    --
Notes payable, less current portion                                      116,000                17,000
                                                                 -------------------------------------
                                                                    $100,116,000          $150,017,000
                                                                 =====================================


On January 29, 1999, the Company issued $150,000,000 of Senior Notes at par. The Senior Notes bear interest at 13.5 percent payable in semiannual installments, with principal due on February 1, 2009.

Proceeds of the Senior Notes were used to repay $100,000,000 of senior secured borrowings (including $9,000,000 of other long-term obligations subsequently financed through senior secured borrowings) and to establish an interest reserve account to cover initial interest payments due under the Senior Notes through February 1, 2000.

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

The basic covenants of these notes restrict (subject to certain limitations) the Company's future ability to pay dividends, repurchase stock, pledge or sell assets as security for other transactions, or engage in mergers and business
combinations.   The covenants allow the Company to incur additional debt subject to various limitations.

The Company has a three-year senior credit facility expiring June 15, 2002 that provides for maximum borrowings of $40 million to finance working capital, the cost of the Company's planned capital expansion and other corporate transactions. The borrowings are secured by substantially all of the Company's assets. Borrowings under this senior credit facility will bear interest, at the Company's option, at (1) the Base Rate (as defined) or (2) the LIBOR Rate (as defined) plus between 2.25 percent and 3.5 percent. As of December 31, 1999, there were no amounts outstanding under this facility and the borrowing rate would have been 9.25 percent. The credit facility requires the Company to meet certain financial tests, including, without limitation, maximum levels of debt as a ratio of earnings before interest, taxes, depreciation and amortization (as defined), minimum interest coverage and maximum amount of capital expenditures. The credit facility contains certain covenants which, among other things limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness (including the Senior Notes), liens and encumbrances and other matters customarily restricted in such agreements, unless specific consent is obtained.

At December 31, 1998 and 1999, notes payable consisted of contracts payable to banks and finance companies for vehicles, requiring monthly principal and interest payments of $602 to $1,510 at interest rates from 0.9 percent to 8.2 percent due through June 2001. Notes payable are secured by Company owned vehicles. Future principal payments consist of $99,000 and $17,000 in 2000 and 2001, respectively.

4.  EXTRAORDINARY ITEM--LOSS ON EARLY EXTINGUISHMENT OF DEBT:

In conjunction with the Transaction (see Note 1) and the receipt of the senior secured borrowings during 1998, as discussed in Note 3, the Company repaid certain amounts outstanding under notes payable and capital leases for equipment. The resulting loss in 1998 from the early extinguishment of the debt of $695,000, less the applicable income tax benefit of $278,000, has been reflected as an extraordinary item in the accompanying statements of operations for the year ended December 31, 1998.

5.  COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases its five principal facilities in Stockton, Oakland, Los Angeles, Las Vegas and Seattle pursuant to noncancellable operating leases that expire in June 2002, November 2003, September 2006, August 2009 and December 2009, respectively. The lease expiring in June 2002 also contains five two-year renewal options. The leases expiring in November 2003, September 2006, August 2009 and December 2009 also contain two five-year renewal options. The Company also leases telephone equipment sites and telephone circuits on month-to-month, annual and long-term noncancellable leases. Management of the Company expects that these leases will be renewed or replaced by other leases in the normal course of business.

The Company's future minimum lease payments with initial terms in excess of one year as of December 31, 1999, are as follows:

                                                  Operating Leases
                                         -------------------------------
                                                            Telephone
                                                          Circuits and
                                           Space             Equipment
                                         -------------------------------
                 2000                       $ 1,650,000      $ 6,894,000
                 2001                         1,584,000        6,535,000
                 2002                         1,400,000        4,805,000
                 2003                         1,113,000        3,105,000
                 2004                         1,043,000        1,462,000
                 2005 and thereafter          3,362,000               --
                                         -------------------------------
                                            $10,152,000      $22,801,000
                                         ===============================

Rental expense charged to operations for the years ended December 31, 1997, 1998 and 1999, for all operating leases for space was $432,000, $650,000 and $1,260,000, respectively, and is included in selling, general and administrative expense in the accompanying statements of operations. Rental expense charged to operations for telephone circuits of approximately $6,000,000, $9,935,000 and $12,729,000 for the years ended December 31, 1997, 1998 and 1999, respectively, is included in operating costs in the accompanying statements of operations.

Rental expense paid to related parties was approximately $ -0-, $35,000 and $163,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

Purchase Commitments

At December 31, 1999, the Company has approximately $19,000,000 of purchase orders outstanding for network equipment due for delivery during 2000. These purchase orders are cancelable up to 60 days prior to delivery without penalty and are expected to be financed from the proceeds received from the Senior Notes, from internally generated cash flows, from borrowings under the senior credit facility or from proceeds from the Company's initial public offering consummated November 9, 1999.

In addition, the Company is in the process of implementing a new billing and operations support system. Total estimated costs for this system aggregate approximately $16,500,000 of which approximately $9,000,000 was incurred in 1999, $6,000,000 is estimated to be incurred in 2000 and $1,500,000 in 2001.
All of the amounts incurred in 1999 are recorded in projects in progress at December 31, 1999.

During 1998 and 1999, the Company purchased approximately 50 percent and 56 percent of total fixed assets, respectively, from a single vendor.

Employment Agreements

The Company has entered into employment agreements with certain key executives that provide for minimum annual base salaries, bonus entitlements upon the achievement of certain objectives, and the issuance of stock options.

These employment agreements, which were approved by the Company's stockholders in 1998 in connection with the Transaction (see Note 1), granted options to two executives to purchase up to 568,750 shares of the Company's common stock. The exercise price of these options of $0.48 per share approximated the fair market value of the Company's common stock at the date of grant. These options vest over various dates through October 2001 and expire at various dates through October 2008 (see Note 6.

The employment agreements were effective as of or subsequent to the close of the Transaction and have terms varying from one to three years; however, they may be terminated by either party at an earlier date under certain circumstances. As of December 31, 1998 and 1999, the Company accrued approximately $304,000 and $811,000 in accrued payroll and related expenses in the accompanying balance sheets for bonuses payable under these agreements.

Revenue Recognition and Legal Proceedings

The Company has established interconnection agreements with certain Incumbent Local Exchange Carriers (ILECs). The Telecommunications Act of 1996 requires ILECs to enter into interconnection agreements with Competitive Local Exchange Companies (CLECs, such as the Company) and other competitors and requires state Public Utilities Commissions (PUCs) to arbitrate such agreements.

The interconnection agreements outline, among other items, compensation arrangements for calls originating or terminating in the other party's switching equipment, payment terms, and level of services.

Various ILECs have disputed, and are continuing to dispute, that internet traffic calls made to an ISP are not local calls, and as such are not covered by the interconnection agreements. Further, two ILECs with which the Company has interconnection agreements had withheld payments from amounts billed by the Company under their agreements since August 1997, and have filed complaints with the Superior Court of the State of California and the California and Nevada Public Utility Commissions (PUC's). The Superior Court ordered the complaint stayed pending the California PUC's review of the issues raised by the complaint.

In February 1999, the Federal Communications Commission (FCC) issued a Declaratory Ruling on the issue of reciprocal compensation for calls bound to ISPs. The FCC ruled that the calls are jurisdictionally interstate calls. The FCC, however, determined that this issue did not resolve the question of whether reciprocal compensation is owed. The FCC noted a number of factors that would allow the state PUCs to leave their decisions requiring the payment of compensation undisturbed.

On June 24, 1999, the California PUC adopted a decision in the arbitration proceeding between the Company and Pacific Bell which held that reciprocal compensation would be payable for ISP calls under the new interconnection agreement with Pacific Bell which became effective on June 29, 1999. Pacific Bell has requested a rehearing of the decision, although Pacific Bell has paid the full amount of billings for calls since the effective date of the new agreement.

On September 9, 1999, the Company entered into a settlement agreement with Pacific Bell regarding its claims for unpaid reciprocal compensation under their prior interconnection agreement. Under the terms of the settlement agreement, Pacific Bell agreed to pay $20.0 million to the Company and $20.0 million to certain stockholders of the Company as of the date of the recapitalization (see
Note 1), in settlement of those claims. As a result of these payments, the terms of the September 1998 recapitalization requiring additional distribution to certain shareholders have been satisfied.

On September 2, 1999, Nevada Bell named the Company and others as defendants in a suit to reverse the decision of the Public Utilities Commission of Nevada. The Company is contesting the claims of Nevada Bell and no assurances can be given concerning the outcome of this case or any resulting appeal.

On August 25, 1999, the Company along with the commissioners of the California Public Utilities Commission and others, were named as a defendant in an action filed by GTE California (GTE). The action challenges the legality of the California Public Utilities Commission's decision regarding requiring reciprocal compensation for traffic termination to ISPs. GTE argues that such calls to ISPs are not local calls within the meaning of its agreement with the Company even though they are dialed and billed as local calls. The Company is contesting the claims of GTE.

In October 1999, GTE paid, and the Company recorded as revenue, $6,308,000 of reciprocal compensation that GTE had preciously withheld. GTE has not waived its rights to appeal, contest and seek subsequent reimbursements of amounts paid for reciprocal compensation.

In February 2000, the California Public Utilities Commission commenced a separate generic proceeding to develop its policy regarding reciprocal compensation.

The Company cannot predict the impact of the FCC's ruling on existing state decisions or the outcome of pending appeals or on additional cases in this matter. Given the uncertainty concerning the final outcome of the PUC proceedings, the possibility of future extended appeals or additional litigation, and future decisions by the FCC, the Company continues to record the revenue associated with reciprocal compensation billings to ILECs on a cash-received basis.

The amounts withheld by the two ILECs which had withheld payments from amounts billed by the Company under their agreements during the years ended December 31, 1997, 1998 and 1999 are as follows:

                                                                              1997           1998           1999
                                                                        --------------------------------------------
      Total amount billed to specified ILECs during the year               $14,858,000   $ 48,264,000   $ 58,866,000
      Amount withheld by specified ILECs and not recorded as revenue in     (3,793,000)   (32,845,000)   (29,855,000)
         the Company's statements of operations
      Amounts received for prior withholding and recorded as revenue                --        254,000     26,308,000
                                                                        --------------------------------------------
            Net amount recorded as revenue from the specified ILECs
             during the year                                               $11,065,000   $ 15,673,000   $ 55,319,000
                                                                        ============================================

6.  STOCKHOLDERS' EQUITY:

Common Stock

In connection with the transactions in September 1998, certain stockholders of the Company entered into a Registration Agreement, whereby at any time prior to September 26, 2001, one of the stockholders of the Company may request that the Company grant holders of the common stock of that stockholder the right to purchase a certain number of shares of the Company's common stock (the "Rights Offering"). The Rights Offering, covering 924,165 shares offered from the stockholder to its shareholders, was consummated in connection with the initial public offering of the Company's common stock in November 1999. Following 180 days after the Rights Offering, subject to certain limitations, stockholders of the Company who are party to the Registration Agreement may request that the Company register all or any portion of such stockholder's common stock in the Company with the Securities and Exchange Commission (SEC). In addition, the Registration Agreement provides that, subject to certain limitations, the parties to the Registration Agreement and certain transferors of common stock originally issued to the parties of the Registration Agreement may request that the Company include any common stock held by such persons or entities with any of the Company's common stock that the Company proposes to register.


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

Convertible Redeemable Preferred Stock

The preferred stock has preference over common stock in liquidation equal to its liquidation value of $25.72 per share, plus accrued dividends computed at a 10 percent rate, compounded quarterly (collectively, the Preference Amount). After payment of the Preference Amount, the preferred stock and the common stock share ratably in any distributions by the Company. As of the date of the initial public offering in November 1999, all of the outstanding preferred stock and cumulative dividends then outstanding were converted into common stock.

Stock Options

In January 1999, the Company's Board of Directors approved the terms of the 1999 Stock Incentive Plan (the "Plan") which authorizes the granting of stock options, including restricted stock, stock appreciation rights, dividend equivalent rights, performance units, performance shares or other similar rights or benefits to employees, directors, consultants and advisors. Options granted under the Plan have a term of ten years. In addition, options have been granted to two senior officers outside of the 1999 Plan but governed by the rules of the 1999 plan. An aggregate of 3,150,000 shares of common stock have been reserved for option grants.

A summary of the status of the Company's stock options plan at December 31, 1999 and changes during the years ended December 31, 1998 and 1999 are presented in the table below:

                                                                                                    Weighted
                                                                                        Weighted     Average
                                                                                        Average    Fair Value
                                                                                        Exercise   Of Options
                                            Outstanding   Nonqualifying      Total       Price       Granted
                                         ---------------------------------------------------------------------
     Balance, December 31, 1997                     --              --           --           --
      Granted                                       --         568,750      568,750        $0.48        $0.08
                                         ----------------------------------------------
     Balance, December 31, 1998                     --         568,750      568,750         0.48
      Granted                                1,325,865         366,335    1,692,200         5.06         3.00
      Cancelled                                (36,300)             --      (36,300)        2.57
                                         ----------------------------------------------
     Balance, December 31, 1999              1,289,565         935,085    2,224,650         3.93
                                         ==============================================

Options outstanding, exercisable and vested by price rage at December 31, 1999 are as follows:

                                                                             Number
                Range of                 Number      Weighted Average      Vested and
             Exercise Price           Outstanding    Contractual Life     Exercisable
          -----------------------------------------------------------------------------
                 $  0.48                 568,750           8.8                  422,917
                    2.14               1,215,900           9.3                       --
                   10.00                 319,000           9.8                  224,000
                   22.06                 121,000           9.9                       --
                                 ---------------                        ---------------
                                       2,224,650                                646,917
                                 ===============                        ===============

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation expense for the Plan been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company's earnings and earnings per share would have been as follows:

                                                                        1997          1998              1999
                                                                    --------------------------------------------
     Net income (loss) attributable to common shareholders:
      As reported                                                  $4,495,000     $(1,991,000)      $11,821,000
      Pro forma                                                     4,495,000      (2,020,000)       11,423,000
     Basic earnings per common share
      As reported                                                  $    32.11     $     (0.38)      $      0.59
      Pro forma                                                         32.11           (0.38)             0.57
     Diluted earrings per common share:
      As reported                                                       32.11           (0.38)             0.56
      Pro forma                                                         32.11           (0.38)             0.54

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants: expected dividend yield of 0 percent in all periods; expected volatility of 74 percent for 1999 and 0 percent for 1997 and 1998; weighted average risk-free interest rates ranging from 4.9 percent to 6.17 percent for all periods presented in the table above; and expected lives of four years for all periods.

7.  INCOME TAXES:

The provision for income taxes consists of the following:

                                                       1997                1998             1999
                                                ----------------------------------------------------
                         Current:
                          Federal                   $1,783,000         $  353,000        $ 6,795,000
                          State                        503,000            245,000                 --

                         Deferred:
                          Federal                      546,000            861,000          5,595,000
                          State                        165,000            102,000            721,000
                                                ----------------------------------------------------
                                                    $2,997,000         $1,561,000        $13,111,000
                                                ====================================================


The Company's provision for income tax differed from the amount computed by applying the statutory federal income tax rate to income before income taxes and extraordinary item, as follows:

                                                         1997       Rate         1998       Rate       1999         Rate
                                                   ------------------------------------------------------------------------
Income tax determined by applying the statutory
 federal income tax rate to income before income
 taxes and extraordinary item                         $2,547,000    33.9%     $  446,000   34.0%    $10,156,000     35.0%
State income taxes, net of federal income tax
 benefit                                                 450,000     6.0         230,000   17.5         470,000      1.6
Federal income tax effect of nondeductible costs
 related to the Transaction (see Note 1)                      --      --         885,000   67.6              --       --
Reciprocal compensation settlement                            --      --              --     --       1,500,000      5.2
Changes in reserves                                           --      --              --     --         936,000      3.2
Other                                                         --      --              --     --          49,000      0.2
                                                   ------------------------------------------------------------------------
Provision for income taxes                            $2,997,000    39.9%     $1,561,000  119.1%    $13,111,000     45.2%
                                                   ========================================================================

The cumulative balance sheet effects of deferred tax items are:

                                                                            1997               1998              1999
                                                                  ------------------------------------------------------
          Trade accounts receivable allowances                          $   129,000        $   171,000       $   173,000
          Vacation and other accrued expenses                                26,000             76,000           130,000
          Inventory reserves                                                 46,000             46,000            95,000
          Tax credits                                                            --            876,000           151,000
          State taxes                                                       250,000            163,000           152,000
                                                                  ------------------------------------------------------
              Deferred tax assets                                           451,000          1,332,000           701,000
                                                                  ------------------------------------------------------
          Depreciation and amortization                                  (1,097,000)        (2,834,000)       (5,982,000)
          Capitalized interest                                                   --           (130,000)         (884,000)
          Reciprocal compensation settlement                                     --                 --          (980,000)
          Other reserves                                                   (128,000)          (105,000)       (2,068,000)
                                                                  ------------------------------------------------------
              Deferred tax liabilities                                   (1,225,000)        (3,069,000)       (9,914,000)
                                                                  ------------------------------------------------------
          Net deferred tax liability                                       (774,000)        (1,737,000)       (9,213,000)
          Less:  Amount classified as current deferred tax asset            160,000            151,000           580,000
                                                                  ------------------------------------------------------
              Net noncurrent deferred tax liability                     $  (934,000)       $(1,888,000)      $(8,633,000)
                                                                  ======================================================

Tax credits of $876,000 and $151,000, shown above, represent unused tax credits associated with the payment of Alternative Minimum Tax (AMT) as of December 31, 1998 and 1999, respectively. Such credits, which do not expire, may be used to offset future income taxes payable.

8.  RELATED-PARTY TRANSACTIONS:

Bay Alarm Company (Bay Alarm)

Bay Alarm (a stockholder of the Company) and its subsidiary, InReach Internet, LLC, are collectively one of the Company's largest customers of telephone network services, comprising approximately $2,109,000, $2,680,000 and $2,667,000, or 7.1 percent, 6.3 percent and 2.8 percent, of the Company's revenues for the years ended December 31, 1997, 1998 and 1999, respectively. The Company also had amounts due from Bay Alarm at December 31, 1998 and 1999. These amounts are included in accounts receivable from related parties in the accompanying balance sheets.

Bay Alarm provides the Company with security monitoring services at its normal commercial rates. The Company has recorded $48,000, $58,000 and $60,000 as selling, general and administrative expense for these services for the years ended December 31, 1997, 1998 and 1999, respectively.

As outlined in Note 5, the Company leases its facility in Oakland from Bay Alarm. In addition to rent paid under this lease, the company recorded selling, general and administrative expense of $0, $59,000 and $35,000 for the years ended 1997, 1998 and 1999, respectively, for related utility charges. In May 1999, the Company restructured the agreement to allow for direct payments to the utility company.

Notes Receivable from Stockholder

In connection with the Transaction, a stockholder of the Company, who is also an officer, purchased 37,500 shares of common stock from the Company for $250,000. The Company received $50,000 in cash from the stockholder and entered into a note receivable for the remaining balance of $200,000. Subsequent to the Transaction, another officer of the Company acquired 6,247 shares of common stock for $42,000. The Company received $9,000 in cash and entered into a note receivable for the remaining $33,000 due from the officer. The notes accrue interest at 5.54 percent and 5.12 percent, respectively, compounded annually, with any unpaid accrued interest and principal due at the earlier of (1) the sale of the above stock with proceeds received first applied to unpaid interest, then to principal; (2) sale of the Company; (3) 60 days from the date the stockholder is no longer an employee of the Company or a subsidiary; or (4) September 16, 2003 and October 16, 2003, respectively.

9.  RETIREMENT PLAN:

In October 1996, the Company adopted a 401(k) retirement plan (the Plan) for all full-time employees who have completed six months of service. The plan year is from January 1 to December 31, and the Company will contribute $0.50 for every $1.00 contributed by the employee, subject to the Company's contribution not exceeding 3 percent of the employee's salary. Participants become fully vested after six years of service, although they vest incrementally on an annual basis after two years of service and until the six-year period is completed. The Company recorded selling, general and administrative expense of $63,000, $58,000 and $134,000 for the years ended December 31, 1997, 1998 and 1999, respectively, for the Company's matching contributions.

Employees of the Company previously contributing to the CalPage 401(k) retirement plan (with identical provisions to the Plan) were able to roll their accumulated benefits into the Plan at date of commencement (October 1, 1996), with all prior employer contributions becoming fully vested on the date of rollover.

10. SALE OF ANSWERING SERVICE DIVISION:

In March 1997, the Company sold the customer base and other assets of its answering service division for $420,000, payable $200,000 in cash and a promissory note of $220,000. The promissory note was paid in October 1997 at a discount of $18,000. The Company recognized a net gain of $385,000 on the sale in the year ended December 31, 1997.

                                 Exhibit Index

   Exhibit
   Number                              Description
   ------                              -----------

     2.1 Agreement of Merger, dated September 16, 1998, between PWT Acquisition Corp. and Pac-West Telecomm, Inc., as amended (Incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement (No. 333-76779)).

     2.2 Agreement and Plan of Merger, dated June 30, 1998, between PWT Acquisition Corp., Pac-West Telecomm, Inc., Bay Alarm Company and John K. La Rue, as amended (Incorporated by reference to Exhibit
              2.2 to the Registrant's Registration Statement (No. 333-76779))

     3.1(a) Amended and Restated Articles of Incorporation of Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 3.1(a) to the Registrant's Registration Statement (No. 333-86607)).

     3.1(b) Certificate of Amendment of Articles of Incorporation (Incorporated by reference to Exhibit 3.1(b) to the Registrant's Registration Statement (No. 333-86607)).

     3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Reg. No. 333-86607)).

     4.1 Form of certificate representing common stock of Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement (No. 333-86607)).

    10.1 Shareholders Agreement, dated September 16, 1998, between Pac-West, John K. La Rue, Bay Alarm Company, certain named investors and certain named executives (Incorporated by reference to Exhibit
              10.1 to the Registrant's Registration Statement (No. 333-76779)).

    10.2 Registration Rights Agreement, dated September 16, 1998, between Pac-West, John K. LaRue, Bay Alarm Company, certain investors and certain executives (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement (No. 333-86607)).

    10.3 Stock Purchase Agreement, dated September 16, 1998, between PWT Acquisition Corp. and certain named investors (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement (No. 333-76779)).

    10.4 Stock Purchase Agreement, dated September 16, 1998, between Pac-West and certain named investors (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement (No. 333-76779)).

    10.5 Pledge and Security Agreement, dated January 29, 1999, between Pac-West and Norwest Bank Minnesota, N.A. (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement (No. 333-76779)).

  **10.6(a)   Pac-West Telecomm, Inc. 1999 Stock Incentive Plan (Incorporated by
              reference to Exhibit 10.6(a) to the Registrant's Registration
              Statement (No. 333-76779)).

  **10.6(b)   Pac-West Telecomm, Inc. 1999 Stock Incentive Plan form of notice of Stock Option Award and Stock Option Award Agreement between
              Pac-West and its grantees as designated (Incorporated by reference to Exhibit 10.6(b) to the Registrant's Registration Statement (No.
              333-76779)).

  **10.7 Employment Agreement, dated June 30, 1998, between Pac-West and John K. La Rue (Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement (No. 333-76779)).

  **10.8 Executive Agreement, dated September 16, 1998, between Pac-West and Wallace W. Griffin (Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement (No. 333-76779)).

  **10.9 Executive Agreement, dated October 30, 1998, between Pac-West and Richard E. Bryson (Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement (No. 333-76779)).

 **10.10 Employment Agreement, dated October 21, 1998, between Pac-West and Dennis V. Meyer (Incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement (No. 333-76779)).

 **10.11 Employment Agreement, dated September 14, 1998, between Pac-West and Jason R. Mills (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement (No. 333-76779)).

 **10.12 Confidentiality Agreement, dated September 16, 1998, between Pac-West and John K. La Rue (Incorporated by reference to Exhibit
              10.12 to the Registrant's Registration Statement (No. 333-76779)).

 **10.13 Confidentiality Agreement, dated September 16, 1998, between Pac-West and Wallace W. Griffin (Incorporated by reference to Exhibit
              10.13 to the Registrant's Registration Statement (No. 333-76779)).

 **10.14 Confidentiality Agreement, dated September 16, 1998, between Pac-West and Richard E. Bryson (Incorporated by reference to Exhibit
              10.14 to the Registrant's Registration Statement (No. 333-76779)).

 **10.15 Confidentiality Agreement, dated October 22, 1998, between Pac-West and Dennis V. Meyer (Incorporated by reference to Exhibit
              10.15 to the Registrant's Registration Statement (No. 333-76779)).

 **10.16 Confidentiality Agreement, dated September 16, 1998, between Pac-West and Jason R. Mills (Incorporated by reference to Exhibit
              10.16 to the Registrant's Registration Statement (No. 333-76779)).

   10.17 Lease Agreement, dated as of June 23, 1995, as amended, by and between Geremia Brothers and Pac-West for 4202 and 4210 Coronado Avenue, Stockton, California (Incorporated by reference to Exhibit
              10.17 to the Registrant's Registration Statement (No. 333-76779)).

   10.18 Lease Agreement, dated as of July 3, 1996, as amended, by and between One Wilshire Arcade Imperial, Ltd., Paramount Group, Inc. and Pac-West for 624 South Grand Avenue, Los Angeles, California (Incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement (No. 333-76779)).

   10.19 Balco Properties Office Lease, dated as of November 10, 1998, by and between BalcoProperties and Pac-West for Franklin Building, 1624 Franklin Street, Suites 40, 100, Mezzanine, 201, 203, 210, 214 and 222, Oakland, California (Incorporated by reference to
              Exhibit 10.19 to the Registrant's Registration Statement (No. 333-76779)).

   10.20 Lease Agreement, dated as of December 17, 1998, by and between Wing Fong & Associates LLC and Pac-West for 302 and 304 East Carson Street, Las Vegas, Nevada (Incorporated by reference to
              Exhibit 10.20 to the Registrant's Registration Statement (No. 333-76779)).

 **10.21 Promissory Note, dated September 16, 1998, between Pac-West and Wallace W, Griffin, and related Executive Stock Pledge Agreement between same parties of even date (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement (No. 333-75779)).

 **10.22 Promissory Note, dated October 30, 1998, between Pac-West and Richard Bryson, and related Executive Stock Pledge Agreement between same parties of even date (Incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement (No. 333-76779)).

   10.23(a) Loan and Security Agreement dated June 15, 1999, between Pac-West, Union Bank of California and other lenders as designated (Incorporated by reference to Exhibit 10.23(a) to the Registrant's Registration Statement (No. 333-86607)).

   10.23(b) Form of Addition of Lender and Consent and Amendment to Loan and Security Agreement (Incorporated by reference to Exhibit 10.23(b) to the Registrant's Registration Statement (No. 333-86607)).

   10.24 Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996, dated June 29, 1999, between Pac-West and Pacific Bell, and related Errata to Approved Interconnection Agreement dated June 30, 1999 (Incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement (No. 333-76779)).

   10.25 Telecommunication Facility Interconnection Agreement, dated June 21, 1996, between Pac-West and GTE California Inc. (Incorporated by reference to Exhibit 10.25 to the Registrant's Registration Statement (No. 333-76779)).

   10.26 Master Interconnection and Resale Agreement for the State of Nevada, dated January 15,1999, between Pac-West and The Nevada Division of Central Telephone Company d/b/a Sprint of Nevada (Incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement (No. 333-76779)).

   10.27 Indenture, dated January 29, 1999 between Pac-West Telecomm, Inc. and Norwest Bank Minnesota, N.A., pursuant to which the Series B 131/2% Notes due 2009 will be issued (Incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement (No. 333-76779)).

   10.28 Registration Rights Agreement, dated January 29, 1999 between Pac-West Telecomm, Inc. and Nations Banc Montgomery Securities LLC, CIBC Oppenheimer Corp. and First Union Capital Markets, as initial purchasers of notes (Incorporated by reference to Exhibit 10.28 to the Registrant's Registration Statement (No. 333-76779)).

 **10.29 Employment Agreement, dated September 11, 1998, between Pac-West and Gregory Joksch (Incorporated by reference to Exhibit 10.29 to the Registrant's Registration Statement (No. 333-86607)).

 **10.30 Confidentiality Agreement, dated September 11, 1998 between Pac-West and Gregory Joksch (Incorporated by reference to Exhibit
              10.30 to the Registrant's Registration Statement (No. 333-86607)).

  *10.31 Agreement for Local Wireline Network Interconnection and Service Resale between Pac-West Telecomm, Inc. and U.S. West Communiations, Inc. for the State of Washington executed September 2, 1999.

  *10.32 Agreement for Local Wireline Network Interconnection Between Citizens Telecommunication Company of California, Inc. and Pac-West Telecomm, Inc. dated November 1, 1999.

  *10.33 Agreement for Local Wireline Network Interconnection and Service Resale Between Pac-West Telecomm, Inc. and US West Communications, Inc. for the State of Arizona dated September 2, 1999.

  *10.35 Lease Agreement, dated as of September 10, 1999, by and between David A. and Sandra L. Sabey and Pac-West Telecomm, Inc. for 12201 Tukwila International Blvd., Building B, Second Floor, Tukwila, Washington.

  *23.1       Consent of Arthur Andersen LLP

  *27.1       Financial Data Schedule


*   Newly Filed
**  Management contract or compensatory plan or arrangement