Form 10-Q
period 2000-03-31
PAC-WEST TELECOMM INC
filed 2000-05-15
CIK 1071598

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended March 31, 2000

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of April 30, 2000, the Company had an aggregate of 35,861,519 shares of common stock issued and outstanding.

================================================================================

                            PAC-WEST TELECOMM, INC.
                               Table of Contents

                                                                                                 PAGE
                                                                                                 ----
PART I                                   FINANCIAL INFORMATION
     Item 1.   Financial Statements
               Condensed Consolidated Balance Sheets (Unaudited) - March 31, 2000
                 and December 31, 1999......................................................        1
               Condensed Consolidated Statements of Operations and Comprehensive
                 Income (Unaudited) - Three month periods ended
                 March 31, 2000 and 1999....................................................        2
               Condensed  Consolidated Statements of Cash Flows (Unaudited) - Three
                 month periods ended March 31, 2000 and 1999................................        3
               Notes to Unaudited Condensed Consolidated Financial Statements...............        4

     Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................................       11

     Item 3.   Quantitative and Qualitative Disclosures About Market Risks..................       17


PART II                                  OTHER INFORMATION
     Item 1.   Legal Proceedings............................................................       18
     Item 2.   Changes in Securities and Use of Proceeds....................................       18
     Item 4.   Submission of Matters to a Vote of Security Holders..........................       18
     Item 6.   Exhibits and Reports on Form 8-K.............................................       18

SIGNATURES..................................................................................       20

EXHIBIT INDEX...............................................................................       21

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

                            PAC-WEST TELECOMM, INC.

               Condensed Consolidated Balance Sheets (Unaudited)

                                    ASSETS

                                                                         March 31,                December 31,
                                                                           2000                     1999
                                                                      -------------              -------------
Current Assets:
     Cash & cash equivalents                                          $  66,748,000              $  82,688,000
     Restricted cash                                                              -                 10,087,000
     Short-term investments                                              72,221,000                 70,138,000
     Trade accounts receivable, net of allowances for doubtful
       accounts of $ 1,067,000 at March 31, 2000 and
       $ 675,000 at December 31, 1999, respectively.                     11,240,000                  8,339,000
     Accounts receivable from related parties                                77,000                     63,000
     Income taxes receivable                                                195,000                    195,000
     Inventories                                                          3,901,000                    952,000
     Prepaid expenses and other current assets                            3,260,000                  2,786,000
     Deferred financing costs, net                                          853,000                    864,000
     Deferred tax assets                                                    628,000                    580,000
                                                                      -------------              -------------
          Total current assets                                          159,123,000                176,692,000

Equipment, Vehicles and Leasehold Improvements, net                     114,116,000                105,189,000
Costs in excess of net assets of acquired businesses, net                18,251,000                    210,000
Other Assets                                                              8,207,000                  8,009,000
                                                                      -------------              -------------
          Total assets                                                $ 299,697,000              $ 290,100,000
                                                                      =============              =============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current portion of notes payable                                 $      82,000              $      99,000
     Accounts payable                                                    12,562,000                 13,158,000
     Accrued payroll and related expenses                                 1,767,000                  1,719,000
     Customer deposits                                                    1,016,000                          -
     Accrued interest on Senior Notes                                     3,375,000                  8,435,000
     Income taxes currently payable                                       1,621,000                    520,000
     Other accrued liabilities                                            3,021,000                  1,269,000
                                                                      -------------              -------------
          Total current liabilities                                      23,444,000                 25,200,000
Long-Term Debt                                                          150,006,000                150,017,000
Deferred Income Taxes                                                     9,409,000                  8,633,000
                                                                      -------------              -------------
          Total liabilities                                             182,859,000                183,850,000
                                                                      -------------              -------------
Commitments and Contingencies

Stockholders' Equity:
     Common stock, $0.001 par value; 50,000,000 shares authorized;
       35,841,869 and 35,393,326 shares issued and outstanding
       at March 31, 2000 and December 31, 1999, respectively                 36,000                     35,000
     Additional paid-in capital                                         182,650,000                173,345,000
     Notes receivable from stockholders                                    (200,000)                  (233,000)
     Retained earnings (deficit)                                        (64,587,000)               (66,897,000)
     Unrealized loss on investments                                        (219,000)                         -
     Deferred stock compensation                                           (842,000)                         -
                                                                      -------------              -------------
          Total stockholders' equity                                    116,838,000                106,250,000
                                                                      -------------              -------------
          Total liabilities and stockholders' equity                  $ 299,697,000              $ 290,100,000
                                                                      =============              =============




        See notes to these condensed consolidated financial statements.

                            PAC-WEST TELECOMM, INC.

               Condensed Consolidated Statements of Operations
                     and Comprehensive Income (Unaudited)

                                                            Three Month Period Ended
                                                      --------------------------------------
                                                      March 31, 2000          March 31, 1999
                                                      --------------          --------------
Revenues (Note 3)                                     $   30,807,000          $   14,416,000
                                                      --------------          --------------
Costs and Expenses:
   Cost of sales and operating                            10,024,000               4,062,000
   Selling, general and administrative                    10,194,000               4,303,000
   Depreciation and amortization                           4,129,000               1,449,000
                                                      --------------          --------------
        Total costs and expenses                          24,347,000               9,814,000
                                                      --------------          --------------
        Income from operations                             6,460,000               4,602,000

Other Expense (Income):
   Interest expense                                        4,647,000               4,050,000
   Interest income                                        (2,306,000)               (527,000)
   Other income                                               (8,000)                      -
                                                      --------------          --------------
        Total other expense, net                           2,333,000               3,523,000
                                                      --------------          --------------
        Income before provision for income taxes           4,127,000               1,079,000
Provision for Income Taxes                                 1,819,000                 432,000
                                                      --------------          --------------
        Net income                                         2,308,000                 647,000
Accrued Preferred Stock Dividends                                  -              (1,142,000)
                                                      --------------          --------------
Net income (loss) applicable to
   common stockholders                                $    2,308,000          $     (495,000)
                                                      ==============          ==============

Basic net income (loss) per share                     $         0.06          $        (0.03)
Diluted net income (loss) per share                   $         0.06          $        (0.03)

Basic weighted average shares outstanding                 35,575,092              17,587,458
Diluted weighted average shares outstanding               37,543,674              17,587,458

Comprehensive Income:
   Net income                                         $    2,308,000          $      647,000
   Other comprehensive loss from net
      unrealized investment losses                          (219,000)                      -
                                                      --------------          --------------
        Comprehensive income                          $    2,089,000          $      647,000
                                                      ==============          ==============

        See notes to these condensed consolidated financial statements.

                            PAC-WEST TELECOMM, INC.

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                Three Month Period Ended
                                                                          ------------------------------------
                                                                          March 31, 2000        March 31, 1999
                                                                          --------------        --------------
Operating Activities:
   Net income                                                             $    2,308,000        $      647,000
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                          4,129,000             1,449,000
        Amortization of deferred financing costs                                 213,000               625,000
        Amortization of deferred stock compensation                               66,000                     -
        Unrealized loss on investments                                          (219,000)                    -
        Interest earned on restricted cash                                       (38,000)             (148,000)
        Provision for doubtful accounts                                           75,000                50,000
        Deferred income tax provision                                            736,000                73,000
        Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable                                                   (864,000)              (60,000)
          Income taxes receivable                                                      -             1,427,000
          Inventories                                                         (1,688,000)               (3,000)
          Prepaid expenses and other current assets                             (470,000)             (128,000)
          Other assets                                                          (419,000)             (120,000)
          Accounts payable and accrued liabilities                            (2,877,000)           (2,885,000)
          Accrued interest on Senior Notes                                    (5,060,000)            3,485,000
          Income taxes payable                                                 1,084,000               132,000
                                                                          --------------        --------------
            Net cash provided (used) by operating activities                  (3,024,000)            4,544,000
                                                                          --------------        --------------
Investing Activities:
   Purchase of equipment, vehicles and leasehold improvements                (11,610,000)           (3,633,000)
   (Purchase) redemption of investments                                        8,042,000           (19,696,000)
   Costs of acquisitions, net of cash received                                (9,351,000)                    -
                                                                          --------------        --------------
            Net cash used in investing activities                            (12,919,000)          (23,329,000)
                                                                          --------------        --------------
Financing Activities:
   Proceeds from issuance of Senior Notes                                              -           150,000,000
   Proceeds from repayment of note receivable from officer                        33,000                     -
   Payments for financing costs                                                   (2,000)           (5,040,000)
   Repayment of senior secured borrowings                                              -          (100,000,000)
   Principal payments on notes payable                                           (28,000)              (39,000)
                                                                          --------------        --------------
            Net cash provided by financing activities                              3,000            44,921,000
                                                                          --------------        --------------
            Net increase (decrease) in cash and cash equivalents             (15,940,000)           26,136,000

Cash and Cash Equivalents:
   Beginning of period                                                        82,688,000            15,236,000
                                                                          --------------        --------------
   End of period                                                          $   66,748,000        $   41,372,000
                                                                          ==============        ==============

        See notes to these condensed consolidated financial statements.

                            PAC-WEST TELECOMM, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2000

1.  Basis of Presentation:

  These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods indicated, have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto of Pac-West Telecomm, Inc. (the Company) as of and for the year ended December 31, 1999.

  These consolidated financial statements include the results of operations of Napa Valley Telecom (Napa Telecom) and Installnet, Inc. and two other related companies (collectively referred to as Installnet) since their acquisitions in January and February 2000, respectively (see Note 2).

2.  Organization:

  Pac-West Telecomm, Inc. is a rapidly-growing provider of integrated communications services in the western United States. Our customers include Internet service providers (ISPs), small and medium businesses and enhanced communications service providers, many of which are communications intensive users.

  In January 2000, the Company acquired the customer base and certain other assets of Napa Telecom, a switched-based, long distance telecommunications company headquartered in Napa Valley, California. In February 2000, the Company acquired all of the outstanding stock of Installnet, which is headquartered in Southern California. Installnet is primarily in the business of telecommunications equipment installation. These acquisitions are being accounted for using the purchase method of accounting.

  The total purchase price of Napa Telecom, which was paid in cash, was approximately $4,400,000 plus additional payments not to exceed $500,000 if certain revenue targets are met. In connection with this acquisition, the Company granted certain key employees of Napa Telecom options to purchase the Company's common stock at its November 1999 initial public offering price of $10. As a result, the Company will recognize deferred compensation of approximately $900,000, which will be amortized as an operating expense over the four year vesting term of such options. For the three month period ended March 31, 2000, $66,000 of this amount was amortized.

  The total purchase price of Installnet, which was paid in a combination of cash and stock, approximated $13,300,000 plus additional payments not to exceed $1,500,000 if certain revenue targets are met. In addition, the Company has granted options to certain Installnet employees to purchase an aggregate of 105,000 shares of the Company's common stock at the market price on the date of grant.

  As of March 31, 2000, no revenue earnout milestones have been reached under either of these agreements. Therefore, no accruals have been recorded for any of these potential increases to the purchase prices.

     Following is a summary of the acquired assets and liabilities:

                                                   Napa
                                                 Telecom            Installnet         Total
                                             ---------------     ---------------  --------------
Cash.......................................        $  35,000         $    30,000     $    65,000
Accounts receivable........................          770,000           1,673,000       2,443,000
Allowance for doubtful accounts............         (142,000)           (175,000)       (317,000)
Inventories................................           50,000           1,211,000       1,261,000
Prepaid expenses...........................              ---              54,000          54,000
Current tax assets.........................              ---              48,000          48,000
Equipment and vehicles.....................          134,000           1,105,000       1,239,000
Accumulated depreciation...................              ---            (455,000)       (455,000)
Other assets...............................              ---              41,000          41,000
                                             ---------------     ---------------  --------------
Total assets acquired......................          847,000           3,532,000       4,379,000
                                             ---------------     ---------------  --------------
Accounts payable and accrued
  liabilities..............................              ---           5,097,000       5,097,000
Income taxes payable.......................              ---              17,000          17,000
Deferred income taxes......................              ---              40,000          40,000
                                             ---------------     ---------------  --------------
Total liabilities acquired.................              ---           5,154,000       5,154,000
                                             ---------------     ---------------  --------------
Net assets (liabilities) acquired..........        $ 847,000         $(1,622,000)    $  (775,000)
                                             ===============     ===============  ==============



3.   Revenue Recognition:

     Revenues from the sale of telecommunications products are recognized in the month in which the service is provided, except for reciprocal compensation generated by calls placed to ISPs connected through the Company's network. The rights of Competitive Local Exchange Carriers (CLECs), such as the Company, to receive this type of compensation is the subject of numerous regulatory and legal challenges (see Note 16). Until this issue is ultimately resolved, the Company will continue to recognize this revenue when received in cash or when collectibility is reasonably assured.

     Revenues from the sale of telecommunications products are recognized upon installation, or if no installation is required, upon shipment.


4.   Short-Term Investments:

     All investments with an original maturity of greater than three months from the date of acquisition are accounted for under Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. All investments as of March 31, 2000 were classified as available-for-sale and appropriately carried at fair value. Realized gains and losses are included in other income, net in the accompanying statements of operations. Differences between cost and fair value are recorded as unrealized gains and losses in a separate component of stockholders' equity. At March 31, 2000, $219,000 was recorded as unrealized losses from investments.

5.  Equipment, Vehicles and Leasehold Improvements:

  Equipment, vehicles and leasehold improvements include network and other communication equipment, office furniture and equipment, vehicles, leasehold improvements, projects-in-progress and equipment deposits. These assets are stated at cost, which includes direct costs and capitalized interest, and are depreciated once placed in service using the straight-line method. Capitalized interest of $658,000 and $624,000 was recorded during the three month periods ended March 31, 2000 and 1999, respectively. Repair and maintenance costs are expensed as incurred.

  Equipment, vehicles and leasehold improvements at March 31, 2000 and December 31, 1999 consist of the following:

                                                            March 31, 2000         December 31, 1999
                                                            --------------         -----------------
Network and other communications
    equipment.................................                 $85,157,000               $71,142,000
Office furniture and equipment................                   5,498,000                 3,640,000
Vehicles......................................                   1,412,000                 1,199,000
Leasehold improvements........................                  12,594,000                11,661,000
Projects-in-progress (Note 13)................                  28,168,000                32,405,000
                                                            --------------         -----------------
                                                               132,829,000               120,047,000
Less: Accumulated depreciation and
    amortization..............................                 (18,713,000)              (14,858,000)
                                                            --------------         -----------------
Equipment, vehicles and leasehold
    improvements, net.........................                $114,116,000              $105,189,000
                                                            ==============         =================

6.  Costs in Excess of Net Assets of Acquired Businesses:

  Costs in excess of net assets of acquired businesses primarily related to the acquisitions of Napa Telecom and Installnet as described in Note 2. These costs consist of the following at March 31, 2000:

                                                Napa
                                              Telecom              Installnet               Other*               Total
                                          ---------------      ------------------      ---------------     -----------------
Purchase Price:
   Cash.................................       $4,361,000              $4,892,000             $203,000            $9,456,000
   Common stock.........................              ---               8,400,000                  ---             8,400,000
   Expenses.............................           36,000                 144,000                4,000               184,000
                                          ---------------      ------------------      ---------------     -----------------
   Total................................        4,397,000              13,436,000              207,000            18,040,000
   Less net assets (deficit) acquired...          847,000              (1,622,000)                 ---               775,000
                                          ---------------      ------------------      ---------------     -----------------
   Total excess costs...................        3,550,000              15,058,000              207,000            18,815,000
                                          ---------------      ------------------      ---------------     -----------------
   Less accumulated amortization........         (180,000)               (360,000)             (24,000)             (564,000)
                                          ---------------      ------------------      ---------------     -----------------
   Unamortized balance at
      March 31, 2000....................       $3,370,000             $14,698,000             $183,000           $18,251,000
                                          ===============      ==================      ===============     =================

* Acquired prior to January 2000.

  The Napa Telecom costs in excess of net assets acquired are being amortized over 60 months from January 1, 2000, and the Installnet costs in excess of net assets acquired are being amortized over 84 months from February 1, 2000.

7.   Other Assets:

     At March 31, 2000 and December 31, 1999, other assets consist of the following:

                                                          March 31, 2000                  December 31, 1999
                                                          --------------                  -----------------
     Deferred financing costs................                 $5,448,000                         $5,648,000
     Acquisitions of lease rights............                  1,451,000                          1,513,000
     Long-term portion of prepaid
     expenses and deposits...................                  1,308,000                            848,000
                                                          --------------                  -----------------
                                                              $8,207,000                         $8,009,000
                                                          ==============                  =================

     Deferred financing costs consist primarily of capitalized amounts for underwriter fees, professional fees and other expenses related to the issuance and subsequent registration of the $150,000,000 Senior Notes. These deferred financing costs are being amortized on a straight-line basis (which approximates the effective interest method) over the estimated 10-year term of the notes beginning January 29, 1999. Amortization of deferred financing costs for the three month periods ended March 31, 2000 and 1999 was $213,000 and $625,000, respectively, and is included within interest expense in the accompanying statements of operations.

     Acquisition of lease rights pertain to the purchase in 1999 of lease rights for additional space in Los Angeles, and is being amortized over the life of the lease.


8.   Other Accrued Liabilities:

     Other accrued liabilities at March 31, 2000 include $850,000 in acquisition related hold-backs pertaining to the Napa Telecom acquisition, and $433,000 in Installnet accrued accumulated warranty and maintenance on their equipment sales.


9.   Income Taxes:

     The Company's effective income tax rate for the three month period ended March 31, 2000 was 44%. Such rate reflects the applicable federal and state statutory income tax rates along with the tax impact of the non-deductibility of certain acquisition related amortization and deferred stock compensation. The effective income tax rate for the three month period ended March 31, 1999 was 40%.


10.  Other Comprehensive Income:

     In September 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes the disclosure requirements for comprehensive income and its components within the financial statements. For the three month period ended March 31, 2000, there was $219,000 of other comprehensive loss pertaining to the net unrealized investment loss during the three months. There were no items of other comprehensive income for the three month period ended March 31, 1999; therefore, comprehensive income is the same as net income for that period.

11.  Other Recent Pronouncements:

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," effective for fiscal years beginning after June 15, 1999. Management does not expect adoption of SFAS No. 133 to have a significant impact on the Company's financial statements in future periods.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements, and is effective for the Company during the second quarter of 2000. We are currently evaluating the impact of SAB 101 on our revenue recognition policies.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44 (Interpretation No. 44), "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB No. 25". Interpretation No. 44 is effective July 1, 2000. Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a compensatory plan, (c) the accounting consequence of various modifications to the terms of a previous fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. We do not anticipate that the adoption of Interpretation No. 44 will have a material impact on our financial position or on the results of our operations.


12.  Long-Term Debt:

     Long-term debt at March 31, 2000 and December 31, 1999 consist of the following:

                                                       March 31, 2000                   December 31, 1999
                                                       --------------                   -----------------
     Senior notes...........................             $150,000,000                        $150,000,000
     Notes payable, less current portion                        6,000                              17,000
                                                       --------------                   -----------------
     Total long-term debt......................          $150,006,000                        $150,017,000
                                                       ==============                   =================

     The Company has a three-year senior credit facility expiring June 15, 2002 that provides for maximum borrowings of $40.0 million to finance working capital, the costs in connection with the Company's planned capital expansion and other corporate transactions. The borrowings are secured by substantially all of the Company's assets. Borrowings under this senior credit facility bear interest, at the Company's option, at (1) the Base Rate (as defined in our senior credit facility) or (2) the LIBOR Rate (as defined in our senior credit facility) plus between 2.25% and 3.5%. As of March 31, 2000, there were no amounts outstanding under this facility and the borrowing rate would have been 8.38%.


13.  Purchase Commitments:

     At March 31, 2000, the Company has approximately $10,000,000 of purchase orders outstanding for network equipment due for delivery during 2000. These purchase orders are cancelable up to 60 days prior to delivery without penalty and are expected to be financed from existing cash and investments, from internally generated cash flows, or from borrowings under the senior credit facility.

     In addition, the Company is in the process of implementing a new billing and operations support system. Total estimated costs for this system aggregate approximately $15,000,000, of which approximately $9,600,000 of the total cost has been incurred through March 31, 2000, $3,900,000 and $1,500,000 of the total cost is expected to be incurred during the balance of 2000 and 2001, respectively. The $9,600,000 incurred to date is recorded in projects-in-progress at March 31, 2000.

14.  Stockholders' Equity:

     Stock Options

     An aggregate of 3,150,000 shares of common stock have been reserved for option grants under the Company's 1999 Stock Incentive Plan and the employment agreements of Wallace W. Griffin and Richard E. Bryson. Options to purchase 500,850 shares of common stock were granted, options to purchase 23,925 shares of common stock canceled and options to purchase 6,700 shares of common stock were exercised during the three month period ended March 31, 2000.

     The following table summarizes information about the Company's stock options outstanding as of March 31, 2000:

                      Options Outstanding                                             Options Exercisable
---------------------------------------------------------------             --------------------------------------
 Number Outstanding           Weighted             Weighted                       Number              Weighted
  at March 31, 2000           Average              Average                    Exercisable at          Average
                            Contractual         Exercise Price                March 31, 2000       Exercise Price
                           Life Remaining
                              (Years)
---------------------   ------------------   ------------------             -----------------   ------------------
            2,620,625            9.2                     $ 7.58                  830,522                $3.41
               74,250            9.9                     $35.00                     --                   --
---------------------                                                       -----------------
            2,694,875            9.2                     $ 8.34                  830,522                $3.41
=====================                                                       =================

15.  Income (Loss) Per Share:

     Diluted net income per share for the three month period ended March 31, 2000 has been determined as follows:

                                                                    For the Three Month Period Ended
                                                                             March 31, 2000
                                                   ----------------------------------------------------------------

                                                          Income                   Shares               Per-share
                                                        (Numerator)             (Denominator)             Amount

                                                   ------------------      --------------------      --------------
Basic net income per share:
Net income applicable
  to common stockholders                                   $2,308,000                35,575,092               $0.06
                                                                                                      ==============

Effect of Dilutive Securities:
  Stock options                                                     0                 1,968,582
                                                    ------------------      --------------------

Diluted net income per share:
Income available to common
  stockholders
                                                           $2,308,000                37,543,674               $0.06
                                                    ==================      ====================      ==============

     Diluted net income per share information for the three month period ended March 31, 1999 is presented in the accompanying statements of operations as being the same as basic net income per share information since the impact of the potential issuance of common stock from the exercise of common stock options is antidilutive.

16.  Legal Proceedings:

     The Company has established interconnection agreements with certain Incumbent Local Exchange Carriers (ILECs). The Telecommunications Act of 1996 requires ILECs to enter into interconnection agreements with CLECs, such as the Company and other competitors, and requires state Public Utilities Commissions
(PUCs) to arbitrate such agreements.

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

     The Company is a party to various legal proceedings, including the Pacific Bell and California Public Utilities Commission (CPUC) and the Nevada Bell and Public Utilities Commission of Nevada proceedings, relating to reciprocal compensation payment and other interconnection agreement issues.

     In addition, in February 1999 the Federal Communications Commission (FCC) issued a Declaratory Ruling on the issue of reciprocal compensation for calls bound to ISPs. The FCC ruled that the calls are jurisdictionally mixed, but largely interstate calls. The FCC, however, determined that this issue did not resolve the question of whether reciprocal compensation is owed. The FCC noted a number of factors that would allow the state PUCs to leave their decisions requiring the payment of compensation undisturbed. On March 17, 2000, the U.S. Courts of Appeals for the District of Columbia vacated the FCC's declaratory ruling and remanded the matter to the FCC. The court determined that the FCC has not provided a reasonable basis for treating calls to ISP's differently from other local calls, and therefore reciprocal compensation should apply.

     Further, in February 2000 the CPUC commenced a separate generic proceeding to develop its policy regarding reciprocal compensation.

     We cannot predict the impact of the FCC's ruling on existing state decisions or the outcome of pending appeals or on additional cases in this matter. Given the uncertainty concerning the final outcome of the PUCs proceedings, the possibility of future extended appeals or additional litigation, and future decisions by the FCC, we continue to recognize the revenue associated with reciprocal compensation billings to ILECs when received in cash or when collectibility is reasonably assured.

17.  Segment Reporting:

     The following table presents consolidated revenues by service type:


                                                       Three Month Period Ended
                                                       ------------------------
                                                        March 31,     March 31,
                                                          2000          1999
                                                       -----------  -----------
Local services........................................ $22,769,000  $10,930,000
Long distance service.................................   3,924,000    1,611,000
Dedicated transport services..........................   1,749,000    1,132,000
Product and services..................................   1,759,000      345,000
Other ................................................     606,000      398,000
                                                       -----------  -----------

                                                       $30,807,000  $14,416,000
                                                       ===========  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks, and as a result, our actual results may differ materially from those discussed here. These uncertainties and risks include among others, the successful execution of our expansion activities into new geographic markets on a timely and cost-effective basis; the pace at which new competitors enter our existing and planned markets; competitive responses of the Incumbent Local Exchange Carriers (ILECs); execution of interconnection agreements with ILEC's on terms satisfactory to us; maintenance of our supply agreements for transmission facilities; continued acceptance of our services by new and existing customers; the outcome of legal and regulatory proceedings regarding reciprocal compensation for Internet-related calls and certain of our product offerings; the ability to attract and retain talented employees; and our ability to successfully access markets, install switching electronics, and obtain the use of leased fiber transport facilities and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory term and conditions, as well as regulatory, legislative and judicial developments that could cause actual results to differ materially from the future results indicated, expressed, or implied, in such forward-looking statements. These and other factors are discussed in our Prospectus dated November 3, 1999, and in our annual report as of December 31, 1999, on Form 10-K as filed with the Securities and Exchange Commission (SEC).



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

     For the three month periods ended March 31, 2000 and March 31, 1999, recognizing compensation from other communications companies for completing their customers' calls only to the extent such compensation was actually received in cash or when collectibility was reasonably assured, we had net revenues of approximately $30.8 million and $14.4 million, respectively, and EBITDA of approximately $10.6 million and $6.1 million, respectively.

     As of March 31, 2000, we had 124,340 lines in service, an 84% increase from March 31, 1999. For the quarter ended March 31, 2000 our minutes of use were 5.4 billion, an increase of 74% over the first quarter of 1999.


Factors Affecting Operations:

     Revenues. We derive our revenues from monthly recurring charges, usage charges and initial non-recurring charges and telephone equipment sales and service. Monthly recurring charges include the fees paid by customers for lines in service and additional features on those lines, as well as equipment collocation services. Usage charges consist of fees paid by end users for each call made, fees paid by ILECs as reciprocal compensation for completion of their customers' calls through Pac-West, and access charges paid by carriers for long distance traffic terminated by Pac-West. Initial non-recurring charges are paid by end users, if applicable, for the installation of our service.

     We derive a substantial portion of our revenues from reciprocal compensation paid by ILECs with which we have interconnection agreements. Reciprocal compensation revenue increased in recent fiscal quarters as a result of increasing inbound call volume from our ISP and other customers in addition to the effect of certain ILEC's discontinuing the withholding of certain reciprocal compensation payments. Such increases in revenues, however, were offset by lower contractual rates for reciprocal compensation. For the three month periods ended March 31, 2000 and March 31, 1999, recorded reciprocal compensation accounted for 46.3 % and 42.1%, respectively, of our revenues.

     As recently as fiscal year 1999, two ILECs with which we have interconnection agreements, Pacific Bell and GTE, refused to pay that portion of reciprocal compensation due under their interconnection agreements that they estimated was the results of inbound calls terminating to ISPs. These ILECs contended that such ISP calls are not local calls within the meaning of their respective interconnection agreements and claimed that no reciprocal compensation was therefore payable. While these ILECs have been paying us the full amount of our reciprocal compensation billings since the latter half of 1999, some of these payments may be subject to a reservation of rights to appeal, contest or seek subsequent reimbursement of amounts previously paid by them for reciprocal compensation.

     We expect that reciprocal compensation will continue to represent a significant portion of our revenues in the future. We are currently negotiating and implementing new interconnection agreements and the terms of the related reciprocal compensation. The per minute reciprocal compensation rate we receive from Pacific Bell under our 1999 renewal agreement is significantly lower than it was under our previous agreement. Based on current market conditions, we also expect that the per minute reciprocal compensation rate will decline from historic rates under other future interconnection agreements.

     Operating Costs. Operating costs are comprised primarily of leased transport charges, usage charges for long distance and intrastate calls and, to a lesser extent, reciprocal compensation related to calls that originate with a Pac-West customer and terminate on the network of an ILEC or other Competitive Local Exchange Carrier (CLEC). Our leased transport charges are the lease payments we incur for the transmission facilities used to connect our customers to our switches and to connect to the ILEC and other CLEC networks. Our strategy of leasing rather than building our own transport facilities results in our operating costs being a significant component of total costs and expenses.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses include network operation, development, administration and maintenance costs, selling and marketing, customer service, information technology, billing, corporate administration and personnel. We expect to incur significant selling and marketing costs as we continue to expand our operations, a significant amount of which will be incurred in a particular market before the switch becomes operational and begins to generate revenue. Consequently, selling and marketing expenses are expected to increase until implementation of our expansion plan is substantially complete. We will incur other costs and expenses, including the costs associated with the development and maintenance of our networks, administrative overhead, premises leases and bad debts. We expect that these costs will grow significantly as we expand our operations and that sales and marketing and administrative overhead will be a large portion of these expenses during the start-up phase in each of our new markets.

Quarterly Operating and Statistical Data:

     The following tables summarize the results of operations as a percentage of revenues for the three month periods ended March 31, 2000 and 1999. The following data should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this report:

                                                                                  Three Month Period Ended
                                                                                          March 31,
                                                                                  2000                  1999
                                                                                ------                ------
           Consolidated Statements of Operations Data:

           Revenue.............................                                  100.0%                100.0%
           Operating costs.....................                                   32.5%                 28.2%
           Selling, general and administrative
                 expenses......................                                   33.1%                 29.8%
           Depreciation and amortization
                 expenses......................                                   13.4%                 10.1%
           Income from operations..............                                   21.0%                 31.9%
           Net income..........................                                    7.5%                  4.5%

  The following table sets forth unaudited statistical data for each of the specific quarters of 1999 and 2000. The statistical data for any quarter is not necessarily indicative of results for any future period.

                                                               Quarter Ended
                                                                   1999                      2000
                                         ----------------------------------------------   ---------
                                          Mar. 31     Jun. 30      Sept. 30     Dec. 31     Mar. 31
                                         --------    ---------    ---------    --------   ---------
Ports equipped........................    251,520      309,120      309,120     460,800     460,800
Lines sold to date....................     74,026       80,984       97,117     116,391     135,143
Lines in service to date..............     67,691       76,263       88,009     105,147     124,340
Estimated data lines (% of installed
     lines)...........................         85%          82%          76%         73%         72%
Lines on switch %.....................         96%          96%          96%         96%         94%
Internet service provider and
     enhanced communications
     service provider customer lines
     collocated %.....................         83%          81%          83%         83%         84%
Quarterly minutes of use switched
     (in millions)....................      3,116        3,523        4,020       4,552       5,378

Metropolitan statistical areas served          25           25           25          25          26
Capital expenditures (in thousands)...   $  3,633     $ 18,275     $ 11,371    $ 23,091    $ 11,610
Employees (consolidated)..............        168          187          216         271         482

Three Month Period Ended March 31, 2000 Compared to Three Month Period Ended March 31, 1999:

     Consolidated revenues for the three month period ended March 31, 1999 increased $16.4 million to $30.8 million from $14.4 million for the corresponding period in 1999. The increase in revenues was primarily attributed to an increase of $8.2 million in paid local interconnection revenues, an increase of $1.3 million in recurring charges and installation charges billed directly to ISPs, an increase of $2.0 million in local and long distance usage revenues, of which $1.4 million was attributed to customers acquired in connection with our acquisition of Napa Telecom in January 2000, and $1.6 million in product and service revenues for the two months of consolidation of Installnet, which we acquired in February 2000.

     In the first half of 1999, we activated a new higher capacity switch in Oakland, continued to expand our switching capacity in Los Angeles and finished construction of a switching facility in Las Vegas. During the fourth quarter of 1999, we installed a second switching system at our Los Angeles facility and constructed a switching facility in Seattle. Our revenues for the three month period ended March 31, 2000 also increased from the three month period ended March 31, 1999 as a result of additional switch capacities, and increased utilization of our expanded switch capacities, primarily attributable to ISP customers. In addition, new service orders from small and medium businesses have continued to accelerate in 2000 as we have built our sales force, with a 200% increase in lines sold to small and medium business from March 31, 1999 to March 31, 2000.

     The number of access lines in service increased 84% to 124,340 as of March 31, 2000 from 67,691 as of March 31, 1999. Billable minutes of use were 5.4 billion in the first three months of 2000, up 74% from 3.1 billion for the first three months of 1999.

     The number of inbound local calls and the minutes subject to reciprocal compensation revenues in accordance with interconnection agreements increased 44% and 73% for the first three months of 2000 over the first three months of 1999, respectively. The effect of these significant increases in inbound local calls and minutes, combined with Pacific Bell and GTE no longer withholding payment on a portion of our billings, and offset by lower contractual rates with Pacific Bell, resulted in an $8.2 million or 135% increase in paid interconnection revenues for the period ended March 31, 2000 over the corresponding period in 1999.

     The $1.3 million increase in the first three months of 2000 over the first three months of 1999 in direct billings to ISPs represented a 32% year to year increase. Lines used by our ISPs increased in the first three months of 2000 over the corresponding period in 1999, to 89,436 lines in service by ISPs at March 31, 2000, from 56,320 lines in service at March 31, 1999.

     Lines in service to our small and medium business customers also increased significantly to 21,300 lines in service at March 31, 2000 from 7,458 lines in service at March 31, 1999, which is an increase of 186%.

     The $2.0 million increase in outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, represented a 104% increase for the three months ended March 31, 2000 over the corresponding period in 1999. Internal growth and the acquisition of Napa Valley Telecom customers accounted for a 36% and 68% increase, respectively, in outbound local and long distance revenues. These increases are directly related to our focus on providing services to high-volume, telecommunication intensive users and small and medium businesses.

     Our consolidated operating costs for the three month period ended March 31, 2000 increased $5.9 million, to $10.0 million from $4.1 million for the corresponding period in 1999. The increase in operating costs was primarily due to an increase in network operations associated with a higher level of telecommunications activity. In addition, we made significant investments in our telephone infrastructure during the last nine months of 1999 and the first three months of 2000 to accommodate future growth of our communications services. Of the $10.0 million in operating costs for the three month period ended March 31, 2000, $1.3 million was attributable to Installnet and $1.0 million was attributable to Napa Telecom. Excluding revenues and operating expenses attributable to these acquisitions, operating costs were 28.0% of revenues compared to 28.2% for the corresponding 1999 three months.

     Our consolidated selling, general and administrative expenses for the three month period ended March 31, 2000 increased $5.9 million to $10.2 million from $4.3 million for the corresponding period in 1999. The increase in selling, general and administrative expenses was primarily due to the addition of 68 employees in Pac-West's sales and marketing departments; an increase in network operational, development and administration costs, including 30 additional network employees; an increase of 25 service technicians and 39 customer service representatives; and 43 additional employees in other administration and information technology functions. The total number of Pac-West employees increased from 167 at March 31, 1999 to 372 at March 31, 2000. In addition, Installnet accounted for $0.9 million of the increase in selling, general and administrative expenses and added an additional 110 employees to bring our combined employee count to 482 at March 31, 2000. Excluding revenues and selling, general and administrative expenses for the acquisitions, our selling, general and administrative expenses were 31.9% of revenues for the three months in 2000 as compared to 29.8% for the corresponding period in 1999.

     Our consolidated depreciation and amortization expense for the three month period ended March 31, 2000 increased $2.7 million to $4.1 million from $1.4 million for the corresponding period in 1999. The increase in depreciation and amortization expense was primarily due to the additional depreciation on the $56.4 million of equipment acquired during 1999.

     Our consolidated interest expense for the three month period ended March 31, 2000 increased $0.6 million to $4.6 million from $4.0 million in the corresponding period in 1999. The increase in interest expense was primarily due to three months of interest expense in the three months ended March 31, 2000 on the $150 million senior notes issued on January 29, 1999, compared to two months of interest expense during the corresponding period in 1999. Interest expense is net of amounts capitalized of $0.7 million and $0.6 million for the three months ended March 31, 2000 and 1999, respectively.

     The Company's effective income tax rate for the three month period ended March 31, 2000 was 44%. Such rate reflects the applicable federal and state statutory income tax rates along with the tax impact of the non-deductibility of certain acquisition-related amortization and deferred stock compensation expense. The effective income tax rate for the three month period ended March 31, 1999 was 40%.


Liquidity and Capital Resources:

     Net cash provided (used) by operating activities was $(3.0) million for the three month period ended March 31, 2000 compared to $4.5 million for the corresponding period in 1999. This decrease is primarily attributable to a $10.1 million semi-annual interest payment on the senior notes in the first quarter of 2000, increases in accounts receivable of $1.6 million and inventories of $1.7 million, offset by an increase in income from operations of $1.9 million and an increase in interest income of $1.8 million in the first quarter of 2000 over the corresponding period in1999.

     Net cash used in investing activities was $12.9 million for the three month period ended March 31, 2000 compared to $23.3 million for the corresponding period in 1999. During the three month period ended March 31, 2000, the Company invested $11.6 million in new switching and related equipment as compared to $3.6 million during the corresponding period in 1999. In 1999, $19.7 million of the proceeds from the senior note offering were used to purchase short-term investments to fund the interest reserve trust account for the first two scheduled interest payments on the notes, and in 2000 the remaining $10.2 million was redeemed to pay the second scheduled interest payment. Also, in 2000, $9.4 million was paid to acquire Napa Telecom and Installnet.

     Net cash provided by financing activities was $3,000 for the three month period ended March 31, 2000 compared to $44.9 million for the corresponding period in 1999. The net cash provided in the three month period ended March 31, 1999 was primarily attributable to proceeds from the issuance of $150 million of our senior notes reduced by the payoff of $100 million of senior secured borrowings.

     The local telecommunications services business is capital intensive. Our operations have required and will continue to require substantial capital investment for the design, acquisition, construction and implementation of our network. Capital expenditures were $11.6 million for the first three months of 2000, and $56.4 million for the year ended December 31, 1999. Of the capital expenditures during 1999 and the first quarter of 2000, $28.2 million was included in projects-in-progress at March 31, 2000 and therefore is not being depreciated until placed in service in 2000. We are budgeted to make additional capital expenditures of approximately $100 million during the balance of 2000, excluding acquisitions. The actual cost of our planned expansion will depend on a variety of factors, including the cost of the development of our network in each of our new markets, the extent of competition and pricing of the telecommunications services in such markets and the acceptance of our services. Accordingly, our actual capital requirements may exceed the amounts described above.

     Our senior credit facility provides for maximum borrowings of $ 40.0 million for working capital and other general corporate purposes, and bears interest, at our option, at: (1) the Base Rate, as defined in our senior credit facility; or (2) the LIBOR rate, as defined in our senior credit facility plus between 2.25% and 3.5%.

     As of March 31, 2000, there were no amounts outstanding under this facility and the borrowing rate would have been approximately 8.38%. Our borrowings under our senior credit facility will be secured by all of our assets. Our senior credit facility has a three year term expiring June 2002.

     Our principal sources of funds for the balance of 2000 are anticipated to be current cash and investment balances, cash flows from operating activities, and if necessary, borrowings under the senior credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to fund our business plan for the balance of 2000. No assurance can be given, however, that this will be the case. The foregoing statements do not take into account additional acquisitions which, if made, are expected to be funded through a combination of cash and equity. Depending upon our rate of growth and profitability, especially if we pursue any significant acquisitions, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

     Instruments governing our indebtedness, including the senior credit facility and the senior notes indenture, contain financial and other covenants that restrict, among other things, our ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of our assets. Such limitations, could limit corporate and operating activities, including our ability to respond to market conditions to provide for unanticipated capital investments or to take advantage of business opportunities.


Year 2000 Issues:

     During 1999, management completed the process of preparing for the Year 2000 date changes. This process involved identifying and remediating date recognition problems in computer systems, software and other operating equipment, working with third parties to address their Year 2000 issues, and developing contingency plans to address potential risks in the event of Year 2000 failures. To date, we have successfully managed the transition. Although considered unlikely, unanticipated problems in our core business processes, including problems associated with non-compliant third parties and disruptions to the economy in general could still occur despite efforts to date to remediate affected systems and develop contingency plans. Management will continue to monitor all business processes, including interaction with our customers, vendors and other third parties, throughout 2000 to address any issues and ensure all processes continue to function properly.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At March 31, 2000 we had $150 million of fixed rate notes outstanding, and consequently we currently have no risk exposure associated with increasing interest rates on our debt. In addition, we have a line of credit which may, at our option, have a variable interest rate tied to LIBOR; however there were no amounts outstanding at March 31, 2000. We are however exposed to changes in interest rates on our investments in cash equivalents and short-term investments. Substantially all of our investments in cash equivalents and short-term investments are in money market funds that hold short-term investment grade commercial paper, treasury bills or other U.S. government obligations. Currently this reduces our exposure to long-term interest rate changes. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $139.0 million of cash equivalent and short-term investment at March 31, 2000 by approximately $1,390,000.

                                    PART II
                               OTHER INFORMATION

ITEM 1. Legal Proceedings

        See Note 16 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operations-- Revenues" for a description of certain legal proceedings involving the Company.

ITEM 2. Changes in Securities and Use of Proceeds

        In February 2000, the Company acquired all of the outstanding equity of Installnet in exchange for a combination of cash and common stock for an aggregate purchase price of approximately $13,300,000. The terms of the acquisition provide that the common stock component of the total purchase price may vary between a minimum of approximately 295,730 shares of common stock and a maximum of 443,593 shares of common stock based on the market price of the Company's common stock six months from the date of the acquisition. In connection with this arrangement, 443,593 shares of common stock were issued and are currently outstanding, with 283,899 shares of common stock issued to the former owners of Installnet and 159,694 shares of common stock issued into escrow. The issuance of these securities was intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) or Regulation D thereunder.

ITEM 4. Submission of Matters to a Vote of Security Holders

        None submitted during quarter ended March 31, 2000.

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        The following exhibits are filed in connection with Item 601 of Regulation S-K:

           Exhibit
           Number            Description
           -------           -----------

            10.34 Interconnection Agreement Under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Nevada Bell and Pac-West Telecomm, Inc. executed August 25, 1999.

            10.36 Pac-West Telecomm, Inc. and US West Communications, Inc. Interconnection Agreement for the State of Oregon dated January 31, 2000

            10.37 Adoption Letter dated February 3, 2000 between Pac-West Telecomm, Inc. and GTE Northwest Incorporated of Interconnection, Resale and Unbundling Agreement Between GTE Northwest Incorporated and Electric Lightwave, Inc. for the State of Oregon

            10.38 Interconnection, Resale and Unbundling Agreement between GTE Northwest Incorporated and Electric Lightwave, Inc. for the State of Oregon.

           Exhibit
           Number            Description
           -------           -----------

            10.39 Lease Agreement, dated as of February 4, 2000, by and between North Valley Tech LLC and Pac-West Telecomm, Inc. for 550 E. 84th Avenue, Suite 100, Thornton, Colorado

            10.40 Lease Agreement, dated February 4, 2000, by and between Park Central Mall, L.L.C. and Pac-West Telecomm, Inc. for 3110 North Central Avenue, Suite 75, Building 2, Phoenix, Arizona

            27.1      Financial Data Schedule


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2000.




                                    PAC-WEST TELECOMM, INC.

                                    /s/ Richard E. Bryson
                                    ---------------------
                                    Richard E. Bryson
                                    Chief Financial Officer
                                    (Principal Financial Officer)


                                    /s/ Dennis V. Meyer
                                    ---------------------
                                    Dennis V. Meyer
                                    Vice President-Finance
                                    (Principal Accounting Officer)

                                 EXHIBIT INDEX


           Exhibit
           Number            Description
           -------           -----------

            10.34 Interconnection Agreement Under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Nevada Bell and Pac-West Telecomm, Inc. executed August 25, 1999.

            10.36 Pac-West Telecomm, Inc and US West Communications, Inc. Interconnection Agreement for the State of Oregon dated January 31, 2000

            10.37 Adoption Letter dated February 3, 2000 between Pac-West Telecomm, Inc. and GTE Northwest Incorporated of Interconnection, Resale and Unbundling Agreement Between GTE Northwest Incorporated and Electric Lightwave, Inc for the State of Oregon

            10.38 Interconnection, Resale and Unbundling Agreement between GTE Northwest Incorporated and Electric Lightwave, Inc. for the State of Oregon.

            10.39 Lease Agreement, dated as of February 4, 2000, by and between North Valley Tech LLC and Pac-West Telecomm, Inc. for 550 E. 84th Avenue, Suite 100, Thornton, Colorado

            10.40 Lease Agreement, dated February 4, 2000, by and between Park Central Mall, L.L.C. and Pac-West Telecomm, Inc. for 3110 North Central Avenue, Suite 75, Building 2, Phoenix, Arizona

            27.1      Financial Data Schedule