Form 10-Q
period 2000-06-30
PAC-WEST TELECOMM INC
filed 2000-08-14
CIK 1071598

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

                  For the Quarterly Period Ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 000-27743
                             PAC-WEST TELECOMM, INC.
             (Exact name of registrant as specified in its charter)


                California                           68-0383568
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

       1776 West March Lane, Suite 250               95207
       Stockton, California                          (Zip Code)
       (Address of principal executive offices)

                                 (209) 926-3300
              (Registrant's telephone number, including area code)

                              4210 Coronado Avenue
                           Stockton, California 95204
                                (Former Address)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of July 31, 2000, the Company had an aggregate of 35,865,693 shares of common stock issued and outstanding.

                             PAC-WEST TELECOMM, INC.
                                Table of Contents


                                                                            PAGE
                                                                            ----
PART I                  FINANCIAL INFORMATION

    Item 1.  Financial Statements
             Condensed Consolidated Balance Sheets (Unaudited) -
                 June 30, 2000 and December 31, 1999..........................1
             Condensed Consolidated Statements of Operations
                 and Comprehensive Income (Unaudited) - Three and
                 six month periods ended June 30, 2000 and 1999 ..............2
             Condensed Consolidated Statements of Cash Flows (Unaudited) -
                 Six month periods ended June 30, 2000 and 1999...............3
             Notes to Unaudited Condensed Consolidated Financial
                 Statements...................................................4

    Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................11

    Item 3.  Quantitative and Qualitative Disclosures About Market Risks.....18


PART II                        OTHER INFORMATION

    Item 1.  Legal Proceedings...............................................19
    Item 6.  Exhibits and Reports on Form 8-K................................19


SIGNATURES...................................................................20

EXHIBIT INDEX................................................................21

                                     PART I


ITEM 1. FINANCIAL STATEMENTS

                             PAC-WEST TELECOMM, INC.

                Condensed Consolidated Balance Sheets (Unaudited)


                                     ASSETS

                                                                                   June 30,       December 31,
                                                                                     2000            1999
                                                                                -------------    -------------
Current Assets:
    Cash & cash equivalents                                                     $  54,632,000    $  82,688,000
    Restricted cash                                                                      --         10,087,000
    Short-term investments                                                         80,300,000       70,138,000
    Trade accounts receivable, net of allowances for doubtful
       accounts of $946,000 at June 30, 2000 and
       $675,000 at December 31, 1999, respectively                                 13,200,000        8,339,000
    Accounts receivable from related parties                                           64,000           63,000
    Income taxes receivable                                                           663,000          195,000
    Inventories                                                                     2,827,000          952,000
    Prepaid expenses and other current assets                                       3,160,000        2,786,000
    Deferred financing costs, net                                                     853,000          864,000
    Deferred tax assets                                                               628,000          580,000
                                                                                -------------    -------------
                    Total current assets                                          156,327,000      176,692,000

Equipment, Vehicles and Leasehold Improvements, net                               153,621,000      105,189,000

Costs in Excess of Net Assets of Acquired Businesses, net                          17,782,000          210,000

Other Assets                                                                        7,886,000        8,009,000
                                                                                -------------    -------------

                    Total assets                                                $ 335,616,000    $ 290,100,000
                                                                                =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current portion of notes payable                                           $      62,000    $      99,000
     Accounts payable                                                              41,839,000       13,158,000
     Accrued payroll and related expenses                                           2,225,000        1,719,000
     Customer deposits                                                                650,000             --
     Accrued interest on Senior Notes                                               8,438,000        8,435,000
     Income taxes currently payable                                                      --            520,000
     Other accrued liabilities                                                      3,189,000        1,269,000
                                                                                -------------    -------------
                    Total current liabilities                                      56,403,000       25,200,000

Long-Term Debt                                                                    150,000,000      150,017,000

Deferred Income Taxes                                                              10,896,000        8,633,000
                                                                                -------------    -------------

                    Total liabilities                                             217,299,000      183,850,000
                                                                                -------------    -------------

Commitments and Contingencies

Stockholders' Equity:
     Common stock, $0.001 par value; 50,000,000 shares authorized;
        35,863,543 and 35,393,326 shares issued and outstanding
        at June 30, 2000 and December 31, 1999, respectively                           36,000           35,000
     Additional paid-in capital                                                   182,707,000      173,345,000
     Notes receivable from stockholders                                              (200,000)        (233,000)
     Retained earnings (deficit)                                                  (63,270,000)     (66,897,000)
     Unrealized losses on investments                                                (180,000)            --
     Deferred stock compensation                                                     (776,000)            --
                                                                                -------------    -------------
                    Total stockholders' equity                                    118,317,000      106,250,000
                                                                                -------------    -------------

                    Total liabilities and stockholders' equity                  $ 335,616,000    $ 290,100,000
                                                                                =============    =============


             See notes to these consolidated financial statements.

                             PAC-WEST TELECOMM, INC.

                 Condensed Consolidated Statements of Operations
                      and Comprehensive Income (Unaudited)


                                                                Three Month Period Ended         Six Month Period Ended
                                                              -----------------------------   ----------------------------
                                                              June 30, 2000   June 30, 1999   June 30, 2000  June 30, 1999
                                                              -------------   -------------   -------------  --------------
Revenues (Note 3)                                             $ 33,340,000    $ 15,848,000    $ 64,147,000    $ 30,264,000
                                                              ------------    ------------    ------------    ------------

Costs and Expenses:
   Cost of sales and operating                                  10,181,000       4,691,000      20,205,000       8,753,000
   Selling, general and administrative                          12,828,000       5,260,000      23,022,000       9,563,000
   Depreciation and amortization                                 4,848,000       1,843,000       8,977,000       3,292,000
                                                              ------------    ------------    ------------    ------------

                   Total costs and expenses                     27,857,000      11,794,000      52,204,000      21,608,000
                                                              ------------    ------------    ------------    ------------

                   Income from operations                        5,483,000       4,054,000      11,943,000       8,656,000

Other Expense (Income):
   Interest expense                                              4,697,000       4,452,000       9,344,000       8,502,000
   Interest income                                              (1,771,000)       (658,000)     (4,077,000)     (1,185,000)
   Other income                                                    (10,000)           --           (18,000)           --
                                                              ------------    ------------    ------------    ------------
                   Total other expense, net                      2,916,000       3,794,000       5,249,000       7,317,000
                                                              ------------    ------------    ------------    ------------
                   Income before provision for income taxes      2,567,000         260,000       6,694,000       1,339,000

Provision for Income Taxes                                       1,250,000         103,000       3,069,000         535,000
                                                              ------------    ------------    ------------    ------------

                   Net income                                    1,317,000         157,000       3,625,000         804,000

Accrued Preferred Stock Dividends                                     --        (1,183,000)           --        (2,325,000)
                                                              ------------    ------------    ------------    ------------

Net income (loss) applicable to
   common stockholders                                        $  1,317,000    $ (1,026,000)   $  3,625,000    $ (1,521,000)
                                                              ============    ============    ============    ============


Basic net income (loss) per share                             $       0.04    $      (0.06)   $       0.10    $      (0.09)
Diluted net income (loss) per share                           $       0.04    $      (0.06)   $       0.10    $      (0.09)

Basic weighted average shares outstanding                       35,693,856      17,587,458      35,637,123      17,587,458
Diluted weighted average shares outstanding                     37,504,492      17,587,458      37,537,912      17,587,458


Comprehensive Income:
   Net income                                                 $  1,317,000    $    157,000    $  3,625,000    $    804,000
   Other comprehensive income (loss) from net
      unrealized investment losses                                  39,000            --          (180,000)           --
                                                              ------------    ------------    ------------    ------------

                   Comprehensive income                       $  1,356,000    $    157,000    $  3,445,000    $    804,000
                                                              ============    ============    ============    ============



             See notes to these consolidated financial statements.

                             PAC-WEST TELECOMM, INC.

           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                               Six Month Period Ended
                                                                            ------------------------------
                                                                            June 30, 2000    June 30, 1999
                                                                            -------------    -------------
Operating Activities:
   Net income                                                               $   3,625,000    $     804,000
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                           8,977,000        3,292,000
        Amortization of deferred financing costs                                  426,000          775,000
        Amortization of deferred stock compensation                               132,000             --
        Unrealized loss on investments                                           (180,000)            --
        Gain on disposal of vehicles                                              (18,000)            --
        Interest earned on restricted cash                                        (38,000)        (370,000)
        Provision for doubtful accounts                                           (46,000)          63,000
        Deferred income tax provision                                           2,223,000          165,000
        Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable                                                  (2,690,000)        (551,000)
          Income taxes receivable                                                (468,000)       1,597,000
          Inventories                                                            (614,000)        (182,000)
          Prepaid expenses and other current assets                              (420,000)          (1,000)
          Other assets                                                           (265,000)        (180,000)
          Accounts payable and accrued liabilities                             26,660,000        6,782,000
          Accrued interest on Senior Notes                                          3,000        8,547,000
          Income taxes payable                                                   (537,000)            --
                                                                            -------------    -------------
                    Net cash provided by operating activities                  36,770,000       20,741,000
                                                                            -------------    -------------

 Investing Activities:
    Purchases of equipment, vehicles and leasehold improvements               (55,128,000)     (21,908,000)
    Proceeds from disposal of vehicles                                             29,000             --
    Purchase of investments, net                                                  (37,000)     (19,696,000)
    Costs of acquisitions, net of cash received                                (9,612,000)            --
                                                                            -------------    -------------
                    Net cash used in investing activities                     (64,748,000)     (41,604,000)
                                                                            -------------    -------------

 Financing Activities:
    Proceeds from issuance of Senior Notes                                           --        150,000,000
    Proceeds from stock option exercises                                           57,000             --
    Proceeds from repayment of note receivable from stockholders                   33,000             --
    Payments for financing costs                                                 (114,000)      (5,415,000)
    Repayment of senior secured borrowings                                           --       (100,000,000)
    Principal payments on notes payable                                           (54,000)         (72,000)
                                                                            -------------    -------------
                    Net cash provided (used) by financing activities              (78,000)      44,513,000
                                                                            -------------    -------------

                    Net increase (decrease) in cash and cash equivalents      (28,056,000)      23,650,000

 Cash and Cash Equivalents:
    Beginning of period                                                        82,688,000       15,236,000
                                                                            -------------    -------------

    End of period                                                           $  54,632,000    $  38,886,000
                                                                            =============    =============


             See notes to these consolidated financial statements.

                             PAC-WEST TELECOMM, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

1.   Basis of Presentation:

     These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods indicated, have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto of Pac-West Telecomm, Inc. (the Company) as of and for the year ended December 31, 1999.

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

     In January 2000, the Company acquired the customer base and certain other assets of Napa Telecom, a switch-based, long distance telecommunications company which was headquartered in Napa Valley, California. In February 2000, the Company acquired all of the outstanding stock of Installnet, which is headquartered in Southern California. Installnet was primarily in the business of telecommunications equipment installation. Costs in excess of net assets acquired in these acquisitions were approximately $18.9 million (see Note 6) plus additional payments not to exceed $2.0 million if certain revenue targets are met. These acquisitions are being accounted for using the purchase method of accounting. As of June 30, 2000, no revenue earnout milestones have been reached under either of these agreements. Therefore, no accruals have been recorded for any of these potential increases to the purchase prices.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements, and will be effective for the Company during the fourth quarter of 2000. We are currently evaluating the impact of SAB 101 on our revenue recognition policies.

     Revenues from the sale of telecommunications products are recognized upon installation, or if no installation is required, upon shipment.

4.   Short-Term Investments:

     All investments with an original maturity of greater than three months from the date of acquisition are accounted for under Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. All investments as of June 30, 2000 were classified as available-for-sale and appropriately carried at fair value. Realized gains and losses are included in interest income in the accompanying statements of operations. Differences between cost and fair value are recorded as unrealized gains and losses as a separate component of stockholders' equity. At June 30, 2000, $180,000 was recorded as unrealized losses on investments.

5.   Equipment, Vehicles and Leasehold Improvements:

     Equipment, vehicles and leasehold improvements include network and other communication equipment, office furniture and equipment, vehicles, leasehold improvements, projects-in-progress and equipment deposits. These assets are stated at cost, which includes direct costs and capitalized interest, and are depreciated once placed in service using the straight-line method. Capitalized interest of $630,000 and $658,000 was recorded during the six month periods ended June 30, 2000 and 1999, respectively. Repair and maintenance costs are expensed as incurred.

     Equipment, vehicles and leasehold improvements at June 30, 2000 and December 31, 1999 consist of the following:

                                           June 30, 2000    December 31, 1999
                                           -------------    -----------------
    Network and other communications
         equipment........................ $100,389,000       $ 71,142,000
    Office furniture and equipment.......     6,249,000          3,640,000
    Vehicles..............................    1,660,000          1,199,000
    Leasehold improvements..............     16,771,000         11,661,000
    Projects-in-progress (Note 13)........   51,201,000         32,405,000
                                           ------------       ------------
                                            176,270,000        120,047,000
    Less: Accumulated depreciation and
           amortization...................
                                             22,649,000         14,858,000
                                           ------------       ------------
    Equipment, vehicles and leasehold
           improvements, net.............. $153,621,000       $105,189,000
                                           ============       ============


6.   Costs in Excess of Net Assets of Acquired Businesses:

     Costs in excess of net assets of acquired businesses primarily related to the acquisitions of Napa Telecom and Installnet as described in Note 2. These costs consist of the following at June 30, 2000:

                                     Napa
                                    Telecom     Installnet  Other*     Total
                                   ----------  ----------- -------- -----------
 Costs in excess of net assets
    acquired...................... $3,571,000  $15,301,000 $204,000 $19,076,000
 Less: accumulated amortization...    360,000      900,000   34,000   1,294,000
                                   ----------  ----------- -------- -----------
 Unamortized balance at
    June 30, 2000................. $3,211,000  $14,401,000 $170,000 $17,782,000
                                   ==========  =========== ======== ===========

    * Acquired prior to January 2000.

     The Napa Telecom costs in excess of net assets acquired are being amortized over 60 months from January 1, 2000, and the Installnet costs in excess of net assets acquired are being amortized over 84 months from February 1, 2000. The amortization amounts are included within depreciation and amortization in the accompanying statements of operations.

7.   Other Assets:

     At June 30, 2000 and December 31, 1999, other assets consist of the following:

                                               June 30, 2000   December 31, 1999
                                               -------------   -----------------
    Deferred financing costs...............     $5,347,000       $5,648,000
    Acquisitions of lease rights............     1,386,000        1,513,000
    Long-term portion of prepaid
          expenses and deposits.............     1,153,000          848,000
                                                -----------      -----------
                                                $7,886,000       $8,009,000
                                                ===========      ===========

     Deferred financing costs consist primarily of capitalized amounts for underwriter fees, professional fees and other expenses related to the issuance and subsequent registration of the $150,000,000 Senior Notes. These deferred financing costs are being amortized on a straight-line basis (which approximates the effective interest method) over the estimated 10-year term of the notes beginning January 29, 1999. Amortization of deferred financing costs for the six month periods ended June 30, 2000 and 1999 was $426,000 and $775,000, respectively, and was $213,000 and $150,000 for the three month periods ended June 30, 2000 and 1999, respectively. These amortization amounts are included within interest expense in the accompanying statements of operations.

     Acquisition of lease rights pertain to the purchase of lease rights in 1999 for additional space in Los Angeles, which costs are being amortized over the life of the lease.


8.   Other Accrued Liabilities:

     Other accrued liabilities at June 30, 2000 include $850,000 in acquisition related hold-backs pertaining to the Napa Telecom acquisition, and $388,000 of accrued accumulated warranty and maintenance on Installnet's equipment sales.


9.   Income Taxes:

     The Company's effective income tax rate for the three and six month periods ended June 30, 2000 was 49% and 46%, respectively. These rates reflect the applicable federal and state statutory income tax rates along with the tax impact of the non-deductibility of certain acquisition related amortization. The effective income tax rate for both the three and six month periods ended June 30, 1999 was 40%.


10.  Other Comprehensive Income:

     In September 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes the disclosure requirements for comprehensive income and its components within the financial statements. For the three and six month periods ended June 30, 2000, there was $39,000 and $(180,000), respectively, of other comprehensive income (loss) pertaining to net unrealized investment losses. There were no items of other comprehensive income for the three and six month periods ended June 30, 1999; therefore, comprehensive income was the same as net income for those periods.


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


12.  Long-Term Debt:

     Long-term debt at June 30, 2000 and December 31, 1999 consist of the following:

                                            June 30, 2000    December 31, 1999
                                            -------------    -----------------
    Senior Notes...........................  $150,000,000       $150,000,000
    Notes payable, less current portion               --              17,000
                                             ------------       ------------
    Total long-term debt..................   $150,000,000       $150,017,000
                                             ============       ============

     The Company has a three-year senior credit facility expiring June 15, 2002 that provides for maximum borrowings of $40.0 million to finance working capital, the costs in connection with the Company's planned capital expansion and other corporate transactions. The borrowings are secured by substantially all of the Company's assets. Borrowings under this senior credit facility bear interest, at the Company's option, at (1) the Base Rate (as defined in our senior credit facility) or (2) the LIBOR Rate (as defined in our senior credit facility) plus between 2.25% and 3.5%. As of June 30, 2000, there were no amounts outstanding under this facility and the borrowing rate would have been 8.89%.


13.  Purchase Commitments:

     At June 30, 2000, the Company had approximately $7.0 million of purchase orders outstanding for network equipment due for delivery during 2000. These purchase orders are cancelable up to 60 days prior to delivery without penalty and are expected to be financed from existing cash and investments, from internally generated cash flows, or from borrowings under the senior credit facility.

     The Company is in the process of implementing new billing and operations support systems. Total estimated costs for these systems aggregate approximately $15.0 million, of which approximately $11.1 million of the total cost has been incurred through June 30, 2000 and $2.4 million and $1.5 million of the total cost is expected to be incurred during the balance of 2000 and 2001, respectively. The $11.1 million incurred to date is recorded in projects-in-progress at June 30, 2000.

     The Company is also in the process of implementing a new Oracle business enterprise and financial software system. Estimated costs for this system are $5.0 million, of which $1.3 million has been incurred and is recorded in projects-in-process at June 30, 2000.

     On June 30, 2000, the Company entered into an Indefeasible Right of Use ("IRU") agreement to acquire dedicated fiber optics circuits of OC-48 capacity connecting major metropolitan areas in California. The IRU agreement is for a term of 20 years and includes one dollar purchase options at the end of the term. The total cost of the IRU is approximately $23.0 million of which $5.7 million was paid on July 28, 2000 and the balance is payable on June 30, 2001. The purchase price of approximately $23.0 million is included in projects-in-progress and in accounts payable at June 30, 2000.

14.  Stockholders' Equity:

     Stock Options

     As of June 30, 2000 an aggregate of 3,150,000 shares of common stock have been reserved for option grants under the Company's 1999 Stock Incentive Plan, the 1998 Griffin and Bryson Non-Qualified Stock Incentive Plans and the Company's 2000 Non-Qualified Napa Valley Stock Incentive Plan. During the six month period ended June 30, 2000, options to purchase 767,050 shares of common stock were granted, options to purchase 93,938 shares of common stock were canceled and options to purchase 26,624 shares of common stock were exercised.

     The following table summarizes information about the Company's stock options outstanding as of June 30, 2000:

                    Options Outstanding                   Options Exercisable
---------------------------------------------------  ---------------------------
                          Weighted
                          Average                                      Weighted
                         Contractual   Weighted         Number         Average
 Number Outstanding at    Remaining     Average      Exercisable at    Exercise
     June 30, 2000          Life     Exercise Price  June 30, 2000       Price
-----------------------  ----------- --------------  -------------     --------
      2,494,138             8.9        $6.08         847,920            $3.42
        377,000             9.6       $30.33            --               --
      ---------                                      -------
      2,871,138             9.0        $9.27         847,920            $3.42
      =========                                      =======


15.  Income (Loss) Per Share:

     Diluted net income per share for the three month period ended June 30, 2000 has been determined as follows:

                                            For the Three Month Period Ended
                                                     June 30, 2000
                                  ----------------------------------------------
                                      Income           Shares          Per-Share
                                   (Numerator)     (Denominator)        Amount
                                  -------------    ------------       ---------
Basic net income per share:
Net income applicable
 to common stockholders              $1,317,000     35,693,856         $0.04
                                                                       =====
Effect of Dilutive Securities:
 Stock options                                0      1,810,636
                                  --------------    ----------
Diluted net income per share:
Income available to common
 stockholders                        $1,317,000     37,504,492         $0.04
                                  ==============    ==========         =====

     Diluted net income per share for the six month period ended June 30, 2000 has been determined as follows:

                                               For the Six Month Period Ended
                                                     June 30, 2000
                                          -------------------------------------

                                             Income          Shares   Per-Share
                                          (Numerator)    (Denominator)  Amount
                                          -----------    -------------  ------
     Basic net income per share:
     Net income applicable
      to common stockholders              $3,625,000      35,637,123    $0.10
                                                                        =====
     Effect of Dilutive Securities:
      Stock options                                0       1,900,789
                                          ----------      ----------
     Diluted net income per share:
     Income available to common
      stockholders                        $3,625,000      37,537,912    $0.10
                                          ==========      ==========    =====

     Diluted net income per share information for the three and six month periods ended June 30, 1999 is presented in the accompanying statements of operations as being the same as basic net income per share information since the impact of the potential issuance of common stock from the exercise of common stock options is antidilutive.


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

     Various ILECs have alleged, and are continuing to allege, that internet traffic calls made to an ISP are not local calls, and as such are not covered by the interconnection agreements.

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



17.  Segment Reporting:

     The following tables present consolidated revenues by service type:

                                                  Three Month Periods Ended
                                               -------------------------------
                                                June 30,             June 30,
                                                  2000                 1999
                                               -----------         -----------
     Local services.......................     $23,811,000         $12,150,000
     Long distance service................       4,210,000           1,901,000
     Dedicated transport services.........       1,915,000           1,122,000
     Product and services.................       2,699,000             263,000
     Other................................         705,000             412,000
                                               -----------         -----------
                                               $33,340,000         $15,848,000
                                               ===========         ===========

                                                    Six Month Periods Ended
                                               -------------------------------
                                                June 30,             June 30,
                                                  2000                 1999
                                               -----------         -----------
     Local services.......................     $46,580,000         $22,812,000
     Long distance service................       8,134,000           3,780,000
     Dedicated transport services.........       3,664,000           2,253,000
     Product and services.................       4,458,000             608,000
     Other................................       1,311,000             811,000
                                               -----------         -----------
                                               $64,147,000         $30,264,000
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


Overview

     Pac-West Telecomm, Inc. is a rapidly-growing provider of integrated communications services in the western United States. Our customers include Internet service providers (ISPs), small and medium businesses and enhanced communications service providers, many of which are communications intensive users. Our predecessor, also known as Pac-West Telecomm, Inc., began selling office phone systems in 1980 and reselling long distance service to small and medium businesses and residential customers in 1982. Beginning in 1986, our predecessor began offering paging and telephone answering services to its customers. Effective September 30, 1996, our predecessor transferred its telephone and answering service divisions to us. Prior to September 30, 1996, we did not conduct any operations and, since that time, we have disposed of the answering service division and have focused our business strategy on operating as a provider of integrated communications services. As discussed in Note 2 in the accompanying financial statements, the Company acquired the customer base and certain assets of Napa Valley Telecom ("Napa Telecom") in January 2000, and acquired all of the outstanding stock of Installnet, Inc. and two related companies (Installnet) in February 2000.

     For the three and six month periods ended June 30, 2000, recognizing compensation from other communications companies for completing their customers' calls only to the extent such compensation was actually received in cash or when collectibility was reasonably assured, we had net revenues of $33.3 million and $64.1 million, respectively, and EBITDA of $10.3 million and $20.9 million, respectively.

     As of June 30, 2000, we had 151,957 lines in service, a 99% increase from June 30, 1999. For the three and six month periods ended June 30, 2000 our minutes of use were 5.6 billion and 11.0 billion, respectively, an increase of 60% and 67%, respectively, over the same periods in 1999.


Factors Affecting Operations:

     Revenues. We derive our revenues from monthly recurring charges, usage charges, initial non-recurring charges and sales and service of telephone equipment. Monthly recurring charges include the fees paid by customers for lines in service and additional features on those lines, as well as equipment collocation services. Usage charges consist of fees paid by end users for each call made, fees paid by ILECs as reciprocal compensation for completion of their customers' calls through Pac-West, and access charges paid by carriers for long distance traffic terminated by Pac-West. Initial non-recurring charges are paid by end users, if applicable, for the installation of our service.

     We derive a substantial portion of our revenues from reciprocal compensation paid by ILECs with which we have interconnection agreements. Reciprocal compensation revenue increased in recent fiscal quarters as a result of increasing inbound call volume from our ISP and other customers, and, as described below, the effect of certain ILEC's discontinuing the withholding of certain reciprocal compensation payments. Such increases in revenues, however, were partially offset by lower contractual rates for reciprocal compensation. For the three and six month periods ended June 30, 2000, recorded reciprocal compensation accounted for 44% and 45%, respectively, of our revenues. For both the three and six month periods ended June 30, 1999, recorded reciprocal compensation accounted for 42% of our revenues.

     As recently as fiscal year 1999, two ILECs with which we have interconnection agreements, Pacific Bell and GTE, refused to pay that portion of reciprocal compensation due under their interconnection agreements that they estimated was the result of inbound calls terminating to ISPs. These ILECs contend that such ISP calls are not local calls within the meaning of their respective interconnection agreements and claimed that no reciprocal compensation was therefore payable. While these ILECs have been paying us the full amount of our reciprocal compensation billings since the latter half of 1999, some of these payments may be subject to a reservation of rights to appeal, contest or seek subsequent reimbursement of amounts previously paid by them for reciprocal compensation.

     We expect that reciprocal compensation will continue to represent a significant portion of our revenues in the future. We are currently negotiating and implementing new interconnection agreements and the terms of the related reciprocal compensation. The per minute reciprocal compensation rate we receive from Pacific Bell under our 1999 renewal agreement is significantly lower than it was under our previous agreement. Based on current market conditions, we also expect that the per minute reciprocal compensation rate will decline from historic rates under interconnection agreements in the future.

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

     Selling, General and Administrative Expenses. Our selling, general and administrative ("S,G&A") expenses include network operation, development, administration and maintenance costs, selling and marketing, customer service, information technology, billing, corporate administration and personnel. We expect to incur significant selling and marketing costs as we continue to expand our operations, a significant amount of which will be incurred in a particular market before the switch becomes operational and begins to generate revenue. Consequently, selling and marketing expenses are expected to increase until implementation of our expansion plan is substantially complete. We will incur other costs and expenses, including the costs associated with the development and maintenance of our networks, administrative overhead and premise leases. We expect that these costs will grow significantly as we expand our operations and that sales, marketing and administrative overhead will be a large portion of these expenses during the start-up phase in each of our new markets.

Quarterly Operating and Statistical Data:

     The following tables summarize the results of operations as a percentage of revenues for the three and six month periods ended June 30, 2000 and 1999. The following data should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this report:

                                                            Three Month Periods
                                                               Ended June 30,
                                                            --------------------
                                                             2000          1999
                                                            ------       -------
Consolidated Statements of Operations Data:

Revenue..................................................   100.0%       100.0%
Costs of sales and operating costs.......................    30.5%        29.6%
Selling, general and administrative
  expenses...............................................    38.5%        33.2%
Depreciation and amortization expenses...................    14.5%        11.6%
Income from operations...................................    16.5%        25.6%
Net income...............................................     4.0%         1.0%

                                                              Six Month Periods
                                                               Ended June 30,
                                                            --------------------
                                                             2000         1999
                                                            ------       -------
Consolidated Statements of Operations Data:

Revenue..................................................   100.0%       100.0%
Costs of sales and operating costs.......................    31.5%        28.9%
Selling, general and administrative
  expenses...............................................    35.9%        31.6%
Depreciation and amortization expenses...................    14.0%        10.9%
Income from operations...................................    18.6%        28.6%
Net income...............................................     5.7%         2.7%


     The following table sets forth unaudited statistical data for each of the specified quarters of 1999 and 2000. The statistical data for any quarter is not necessarily indicative of results for any future period.

                                                               Quarter Ended
                                      ---------------------------------------------------------------------
                                                          1999                                  2000
                                      ---------------------------------------------     -------------------
                                      Mar. 31      Jun. 30    Sept. 30      Dec. 31     Mar. 31     Jun. 30
                                      -------      -------     -------      -------     -------     -------
Ports equipped.....................   251,520      309,120     309,120      460,800     460,800     518,400
Lines sold to date.................    74,026       80,984      97,117      116,391     135,143     164,800
Lines in service to date...........    67,691       76,263      88,009      105,147     124,340     151,957
Estimated data lines (% of
  installed lines).................        85%          82%         76%          73%         72%         77%
Lines on switch %..................        96%          96%         96%          96%         94%         96%
Internet service provider and
  enhanced communications
  service provider customer
  lines collocated %...............        83%          81%         83%          83%         84%         88%
Quarterly minutes of use switched
  (in millions)....................     3,116        3,523       4,020        4,552       5,378       5,626
Metropolitan statistical areas
   served..........................        25           25          25           25          26          26
Capital expenditures (in
   thousands)......................    $3,633      $18,275     $11,371      $23,091     $11,610     $43,518
Employees (consolidated)...........       168          187         216          271         482         551


Three Month Period Ended June 30, 2000 Compared to the Three Month Period Ended June 30, 1999:

     Consolidated revenues for the three month period ended June 30, 2000 increased $17.5 million to $33.3 million from $15.8 million for the corresponding period in 1999. The increase in revenues was primarily attributed to an increase of $8.2 million in paid local interconnection revenues, an increase of $1.9 million in recurring charges and installation charges billed directly to ISPs, an increase of $2.3 million in local and long distance usage revenues, of which $1.2 million was attributed to customers acquired in connection with our acquisition of Napa Telecom in January 2000, and $2.1 million in product and service revenues from Installnet, which we acquired in February 2000.

     During the first half of 1999, we activated a new higher capacity switch in Oakland, continued to expand our switching capacity in Los Angeles and finished construction of a switching facility in Las Vegas. During the fourth quarter of 1999, we installed a second switching system at our Los Angeles facility and constructed a switching facility in Seattle. During the second quarter of 2000, we increased the capacity of our switching facilities in Oakland and Stockton. As a result of additional switch capacities and increased utilization of our expanded switch capacities, primarily attributable to ISP customers, our revenues for the three month period ended June 30, 2000 increased 111% from the three month period ended June 30, 1999. Additionally, the Company increased access lines to small and medium businesses to 34,463 as of June 30, 2000, a 156% increase from the same period ended in 1999. The Company attributes this growth to its increased sales force and continued strong demand for bundled communications services.

     The total number of access lines in service increased 99% to 151,957 as of June 30, 2000 from 76,263 lines as of June 30, 1999. Billable minutes of use were 5.6 billion during the three months ended June 30, 2000, up 60% from the
3.5 billion billed during the same period in 1999.

     The number of inbound local calls and the minutes subject to reciprocal compensation revenues in accordance with interconnection agreements increased 35% and 59% during the second quarter of 2000 over the second quarter of 1999, respectively. The effect of these significant increases in inbound local calls and minutes combined with Pacific Bell and GTE no longer withholding payment on a portion of our billings, partially offset by lower contractual rates with Pacific Bell, resulted in an $8.2 million, or 125%, increase in paid interconnection revenues for the three month period ended June 30, 2000 over the corresponding period in 1999.

     Direct billings to ISPs also increased in the second quarter of 2000 by $1.9 million, or 43%, from the three month period ended in 1999. Lines in service to ISPs increased from 60,401 lines at June 30, 1999 to 110,630 lines at June 30, 2000, an increase of 83%.

     The $2.3 million increase in outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, represented a 121% increase for the three months ended June 30, 2000 over the corresponding period in 1999. Internal growth accounted for 58 percentage points of increase and the acquisition of Napa Telecom customers, acquired in January 2000, accounted for 63 percentage points of increase in outbound local and long distance revenues. These increases are directly related to Pac-West's focus on providing services to high-volume, telecommunications intensive users and small and medium businesses.

     Our consolidated cost of sales and operating costs for the three month period ended June 30, 2000 increased $5.5 million, to $10.2 million from $4.7 million for the corresponding period in 1999. This increase in costs was primarily due to an increase in network operations associated with a higher level of telecommunications activity. In addition, we continue to make significant investments in our telephone infrastructure to accommodate future growth of our communications services. Of the $10.2 million in cost of sales and operating costs incurred during the second quarter of 2000, $1.2 million was attributable to Installnet and $1.0 million was attributable to Napa Telecom. Excluding revenues and operating expenses attributable to these acquisitions, cost of sales and operating costs represented 27% of revenues in the second quarter of 2000 compared to 30% for the corresponding 1999 three month period.

     Our consolidated S,G&A expenses for the three month period ended June 30, 2000 increased $7.5 million to $12.8 million from $5.3 million for the corresponding period in 1999. The increase in S,G&A expenses was primarily a result of additional employees hired to accommodate growth, including 76 employees in Pac-

West's sales and marketing departments; 46 additional network employees; 21 service technicians; 49 customer service representatives; and 59 employees in other administration and information technology functions. These new hires increased the total number of Pac-West employees from 187 at June 30, 1999 to 551 at June 30, 2000, which includes Installnet's 113 employees. The acquisition of Installnet accounted for $2.4 million of the increase in S,G&A expenses. Excluding revenues and S,G&A expenses attributed to the two acquisitions, Pac-West's S,G&A expenses were 34% of revenues for the three month period ended June 30, 2000 as compared to 33% for the corresponding period in 1999.

     Our consolidated depreciation and amortization expense for the three month period ended June 30, 2000 increased $3.0 million to $4.8 million from $1.8 million for the corresponding period in 1999. The increase in depreciation and amortization expense was primarily due to additional depreciation expense incurred on purchases of equipment between periods. During the twelve month period ended June 30, 2000, the Company purchased an additional $89.6 million of equipment.

     Our consolidated interest expense for the three month period ended June 30, 2000 slightly increased to $4.7 million from $4.5 million in the corresponding period in 1999. Interest expense is net of amounts capitalized of $0.6 million and $0.8 million for the three month periods ended June 30, 2000 and 1999, respectively.

     The Company's effective income tax rate for the three month period ended June 30, 2000 was 49%. This rate reflects the applicable federal and state statutory income tax rates along with the tax impact of the non-deductibility of certain acquisition-related amortization expense. The effective income tax rate for the three month period ended June 30, 1999 was 40%.


Six Month Period Ended June 30, 2000 Compared to the Six Month Period Ended June 30, 1999:

     Consolidated revenues for the six month period ended June 30, 2000 increased $33.8 million to $64.1 million from $30.3 million for the corresponding period in 1999. The increase in revenues was primarily attributed to an increase of $16.4 million in paid local interconnection revenues, an increase of $3.2 million in recurring charges and installation charges billed directly to ISPs, an increase of $4.3 million in local and long distance usage revenues, of which $2.6 million was attributed to customers acquired in connection with our acquisition of Napa Telecom in January 2000, and $3.7 million in product and service revenues from Installnet, which we acquired in February 2000.

     As a result of additional switch capacities and increased utilization of our expanded switch capacities, described above, our consolidated revenues for the six month period ended June 30, 2000 increased 112% from the six month period ended June 30, 1999. This increase in revenues was also the result of an increase in access lines to small and medium businesses totaling 34,463 as of June 30, 2000, a 156% increase from the same period ended in 1999. The Company attributes this growth to its increased sales force and continued strong demand for bundled communications services.

     The total number of access lines in service increased 99% to 151,957 as of June 30, 2000 from 76,263 as of June 30, 1999. Billable minutes of use were 11.0 billion during the six months ended June 30, 2000, up 67% from the 6.6 billion billed during the same period in 1999.

     The number of inbound local calls and the minutes subject to reciprocal compensation revenues in accordance with interconnection agreements increased 39% and 66% during the first six months of 2000 over the first six months of 1999, respectively. The effect of these significant increases in inbound local calls and minutes combined with Pacific Bell and GTE no longer withholding payment on a portion of our billings, partially offset by lower contractual rates with Pacific Bell, resulted in a $16.4 million, or 130%, increase in paid interconnection revenues for the six month period ended June 30, 2000 over the corresponding period in 1999.

     Direct billings to ISPs also increased in the first six months of 2000 by $3.2 million, or 38%, from the six month period ended 1999. Lines in service to ISPs increased from 60,401 lines at June 30, 1999 to 110,630 lines at June 30, 2000, an increase of 83%.

     The $4.3 million increase in outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, represented a 115% increase for the six months ended June 30, 2000 over the corresponding period in 1999. Internal growth accounted for 47 percentage points of increase and the acquisition of Napa Telecom customers, acquired in January 2000, accounted for 68 percentage points of increase in outbound local and long distance revenues. These increases are directly related to our focus on providing services to high-volume, telecommunications intensive users and small and medium businesses.

     Our consolidated cost of sales and operating costs for the six month period ended June 30, 2000 increased $11.4 million to $20.2 million from $8.8 million for the corresponding period in 1999. This increase in costs was primarily due to an increase in network operations associated with a higher level of telecommunications activity. In addition, we continue to make significant investments in our telephone infrastructure to accommodate future growth of our communications services. Of the $20.2 million in cost of sales and operating costs incurred during the first six months of 2000, $2.5 million was attributable to Installnet and $2.0 million was attributable to Napa Telecom. Excluding revenues and operating expenses attributable to these acquisitions, cost of sales and operating costs represented 27% of revenues compared to 29% for the corresponding six months in 1999.

     Our consolidated S,G&A expenses for the six month period ended June 30, 2000 increased $13.4 million to $23.0 million from $9.6 million for the corresponding period in 1999. This increase was primarily due to an increase in headcount as we hired employees to accommodate our growth. Additional employees, as described in further detail in the three month discussion above, increased the number of employees from 187 at June 30, 1999 to 551 at June 30, 2000, which includes Installnet's 113 employees. The acquisition of Installnet in February 2000 represented $3.3 million of the increase in S,G&A expenses. Excluding revenues and S,G&A expenses attributed to the two acquisitions, our S,G&A expenses were 33% of revenues for the six months ended June 30, 2000 as compared to 32% for the corresponding period in 1999.

     Our consolidated depreciation and amortization expense for the six month period ended June 30, 2000 increased $5.7 million to $9.0 million from $3.3 million for the corresponding period in 1999. The increase in depreciation and amortization expense was primarily due to additional depreciation expense incurred on purchases of equipment between periods. During the twelve month period ended June 30, 2000, the Company purchased an additional $89.6 million of equipment.

     Our consolidated interest expense for the six month period ended June 30, 2000 increased to 9.3 million from $8.5 million in the corresponding period in 1999. The increase in interest expense was primarily due to six months of interest expense in the six month period ended June 30, 2000 on the $150 million Senior Notes issued on January 29, 1999 compared to five months of interest expense during the corresponding period in 1999. Interest expense is net of amounts capitalized of $1.3 million and $1.4 million for the six month period ended June 30, 2000 and 1999, respectively.

     The Company's effective income tax rate for the six month period ended June 30, 2000 was 46%. This rate reflects the applicable federal and state statutory income tax rates along with the tax impact of the non-deductibility of certain acquisition-related amortization expense. The effective income tax rate for the six month period ended June 30, 1999 was 40%.

Liquidity and Capital Resources:

     Net cash provided by operating activities was $36.8 million for the six month period ended June 30, 2000 compared to $20.7 million for the corresponding period in 1999. This increase is primarily attributable to an increase in accounts payable and income from operations excluding depreciation. On June 30, 2000 the Company entered into an Indefeasible Right of Use ("IRU") agreement to acquire dedicated fiber optics circuits at a price of approximately $23 million. This price is included in accounts payable at June 30, 2000. Of this amount, $5.7 million was paid on July 28, 2000 and the balance is payable on June 30, 2001. (See Note 13 in the accompanying financial statements.) In addition, income from operations excluding depreciation increased $8.5 million for the six month period ended June 30, 2000 from the same six month period in 1999. Partially offsetting these favorable impacts on operating cash flow was a $10.1 million semi-annual interest payment on the Senior Notes in the first quarter of 2000, increases in accounts receivable of $2.7 million, and a decrease in all other accounts payable and accrued expenses of $3.1 million.

     Net cash used in investing activities was $64.7 million for the six month period ended June 30, 2000 compared to $41.6 million for the corresponding period in 1999. During the six month period ended June 30, 2000, the Company invested approximately $55.1 million in new switching and related equipment, and for network facilities, compared to $21.9 million during the corresponding period in 1999. (See Note 13 in the accompanying financial statements.) In 1999, $19.7 million of the proceeds from the senior note offering were used to purchase short-term investments to fund the interest reserve trust account for the first two scheduled interest payments on the Notes, and in 2000 the remaining $10.2 million was redeemed to pay the second scheduled interest payment. Also, in 2000, $9.6 million was paid to acquire Napa Telecom and Installnet.

     Net cash provided (used) by financing activities was $(78,000) for the six month period ended June 30, 2000 compared to $44.5 million for the corresponding period in 1999. Net cash provided in the six month period ended June 30, 1999 was primarily attributable to proceeds from the issuance of $150 million of our Senior Notes, which were partially offset by the payoff of $100 million of senior secured borrowings.

     The local telecommunications service business is capital intensive. Our operations have required and will continue to require substantial capital investment for the design, acquisition, construction and implementation of our network. Capital expenditures were $55.1 million for the first six months of 2000, and $56.4 million for the year ended December 31, 1999. Of the capital expenditures during 1999 and the first six months of 2000, $51.2 million was included in projects-in-progress at June 30, 2000 and therefore is not being depreciated until placed in service in 2000. We have budgeted to make additional capital expenditures of approximately $56 million during the balance of 2000, excluding acquisitions. The actual cost of our planned expansion will depend on a variety of factors, including the cost of the development of our network in each of our new markets, the extent of competition and pricing of the telecommunications services in such markets and the acceptance of our services. Accordingly, our actual capital requirements may exceed the amounts described above.

     Our senior credit facility provides for maximum borrowings of $40.0 million for working capital and other general corporate purposes, and bears interest, at our option, at: (1) the Base Rate, as defined in our senior credit facility; or (2) the LIBOR rate, as defined in our senior credit facility plus between 2.25% and 3.5%.

     As of June 30, 2000, there were no amounts outstanding under this facility and the borrowing rate would have been approximately 8.89%. Our borrowings under our senior credit facility will be secured by all of our assets. Our senior credit facility has a three year term expiring June 2002.

     Our principal sources of funds for the balance of 2000 are anticipated to be current cash and short-term investment balances, cash flows from operating activities, and if necessary, borrowings under the senior credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to fund our business plan for the balance of 2000. No assurance can be given, however, that this will be the case. The foregoing statements do not take into account additional acquisitions which, if made, are expected to be funded through a combination of cash and equity. Depending upon our rate of growth and profitability, especially if we pursue any significant acquisitions, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At June 30, 2000 we had $150 million of fixed rate notes outstanding, and consequently we currently have no risk exposure associated with increasing interest rates on our debt. In addition, we have a line of credit which may, at our option, have a variable interest rate tied to LIBOR; however there were no amounts outstanding at June 30, 2000. We are however exposed to changes in interest rates on our investments in cash equivalents and short-term investments. Substantially all of our investments in cash equivalents and short-term investments are in money market funds that hold short-term investment grade commercial paper, treasury bills or other U.S. government obligations. Currently this reduces our exposure to long-term interest rate changes. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $134.9 million of cash equivalents and short-term investments at June 30, 2000 by approximately $1,349,000.

                                     PART II
                                OTHER INFORMATION

ITEM 1. Legal Proceedings

     See Note 16 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operations--Revenues" for a description of certain legal proceedings involving the Company.


ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The following exhibits are filed in connection with Item 601 of Regulation S-K:

     Exhibit
      Number                                Description
      ------                                -----------
     10.41 Interconnection Agreement Between U S West Communications, Inc. and Pac-West Telecomm, Inc. For Colorado dated May 8, 2000

     10.42 Lease Agreement, dated March 8, 2000, by and between Stockton March Partners and Pac-West Telecomm, Inc. for 1776 West March Lane, Stockton, California

     10.43 IRU Agreement, dated June 30, 2000, by and between Qwest Communications Corporation and Pac-West Telecomm, Inc. (Confidential Materials omitted and filed separately with the Securities and Exchange Commission)

     27.1      Financial Data Schedule


     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.


Note:  ITEMS 2, 3, 4, and 5 are not applicable and have been omitted.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2000.





                                        PAC-WEST TELECOMM, INC.


                                        /s/ Richard E. Bryson
                                        ----------------------------------------
                                        Richard E. Bryson
                                        Chief Financial Officer
                                        (Principal Financial Officer)



                                        /s/ Dennis V. Meyer
                                        ----------------------------------------
                                        Dennis V. Meyer
                                        Vice President-Finance
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX


 Exhibit
 Number      Description
 ------      -----------
 10.41       Interconnection Agreement Between U S West Communications, Inc. and
             Pac-West Telecomm, Inc. For Colorado dated May 8, 2000

 10.42 Lease Agreement, dated March 8, 2000, by and between Stockton March Partners and Pac-West Telecomm, Inc. for 1776 West March Lane, Stockton, California

 10.43 IRU Agreement, dated June 30, 2000, by and between Qwest Communications Corporation and Pac-West Telecomm, Inc. (Confidential Materials omitted and filed separately with the Securities and Exchange Commission)

 27.1        Financial Data Schedule