Form 10-Q
period 2000-09-30
PAC-WEST TELECOMM INC
filed 2000-11-14
CIK 1071598

________________________________________________________________________________
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended September 30, 2000

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [___]

As of October 31, 2000, the Company had an aggregate of 35,934,951 shares of common stock issued and outstanding.

________________________________________________________________________________
                            PAC-WEST TELECOMM, INC.

                               Table of Contents

                                                                                                           PAGE
                                                                                                           ----
  PART I                     FINANCIAL INFORMATION

     Item 1. Financial Statements
             Condensed Consolidated Balance Sheets (Unaudited) - September 30, 2000
               and December 31, 1999...................................................................      1
             Condensed Consolidated Statements of Operations and Comprehensive
               Income (Unaudited) - Three and nine month periods ended
               September 30, 2000 and 1999.............................................................      2
             Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine
               month periods ended September 30, 2000 and 1999.........................................      3
             Notes to Unaudited Condensed Consolidated Financial Statements............................      4

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations...............................................................     13

     Item 3. Quantitative and Qualitative Disclosures About Market Risks...............................     20


  PART II                      OTHER INFORMATION

     Item 1. Legal Proceedings.........................................................................     21
     Item 4. Submission of Matters to a Vote of Security Holders.......................................     21
     Item 6. Exhibits and Reports on Form 8-K..........................................................     22

  SIGNATURES...........................................................................................     23
  EXHIBIT INDEX........................................................................................     24

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

                            PAC-WEST TELECOMM, INC.

               Condensed Consolidated Balance Sheets (Unaudited)

                                    ASSETS

                                                                   Sept. 30,      December 31,
                                                                     2000             1999
                                                                 ------------     -------------
Current Assets:
    Cash & cash equivalents                                      $ 44,232,000     $ 82,688,000
    Restricted cash                                                         -       10,087,000
    Short-term investments                                         60,683,000       70,138,000
    Trade accounts receivable, net of allowances for doubtful
      accounts of $1,612,000 at September 30, 2000 and
      $675,000 at December 31, 1999, respectively.                 17,217,000        8,339,000
    Accounts receivable from related parties                           22,000           63,000
    Income taxes receivable                                           195,000          195,000
    Inventories                                                     3,355,000          952,000
    Prepaid expenses and other current assets                       2,915,000        2,786,000
    Deferred financing costs, net                                     853,000          864,000
    Deferred tax assets                                               628,000          580,000
                                                                 ------------     ------------
                Total current assets                              130,100,000      176,692,000
Equipment, Vehicles and Leasehold Improvements, net               165,017,000      105,189,000
Costs in Excess of Net Assets of Acquired Businesses, net          17,898,000          210,000
Other Assets                                                        7,473,000        8,009,000
                                                                 ------------     ------------
                Total assets                                     $320,488,000     $290,100,000
                                                                 ============     ============

        See notes to these condensed consolidated financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Current portion of notes payable                             $     36,000            $     99,000
    Accounts payable                                               28,852,000              13,158,000
    Accrued payroll and related expenses                            3,268,000               1,719,000
    Accrued interest on Senior Notes                                3,375,000               8,435,000
    Income taxes currently payable                                     43,000                 520,000
    Other accrued liabilities                                       4,575,000               1,269,000
                                                                 ------------             -----------
        Total current liabilities                                  40,149,000              25,200,000
Long-Term Debt                                                    150,000,000             150,017,000
Deferred Income Taxes                                              10,896,000               8,633,000
                                                                 ------------            ------------
        Total liabilities                                         201,045,000             183,850,000
                                                                 ------------            ------------
Commitments and Contingencies
Stockholders' Equity:
    Common stock, $0.001 par value; 100,000,000 shares
       authorized; 35,897,870 and 35,393,326 shares issued and
       outstanding at September 30, 2000 and December 31, 1999,
       respectively                                                    36,000                  35,000
    Additional paid-in capital                                    182,784,000             173,345,000
    Notes receivable from stockholders                               (200,000)               (233,000)
    Retained earnings (deficit)                                   (62,508,000)            (66,897,000)
    Unrealized gains on investments                                    41,000                      -
    Deferred stock compensation                                      (710,000)                     -
                                                                 -------------           ------------
        Total stockholders' equity                                119,443,000             106,250,000
                                                                 ------------            ------------
        Total liabilities and stockholders' equity               $320,488,000            $290,100,000
                                                                 ============            ============

         See notes to these cndensed cnsolidated financial statements.

                            PAC-WEST TELECOMM, INC.

                Condensed Consolidated Statements of Operations
                     and Comprehensive Income (Unaudited)


                                                         Three Month Period Ended        Nine Month Period Ended
                                                      ------------------------------  ------------------------------
                                                      Sept. 30, 2000  Sept. 30, 1999  Sept. 30, 2000  Sept. 30, 1999
                                                      --------------  --------------  --------------  --------------
Revenues (Note 3)                                      $ 35,981,000     $37,016,000    $100,127,000    $67,280,000
                                                       ------------     -----------    ------------    -----------
Costs and Expenses:
  Cost of sales and operating                            10,919,000       5,794,000      31,123,000     14,547,000
  Selling, general and administrative                    14,587,000       5,463,000      37,607,000     15,026,000
  Depreciation and amortization                           5,774,000       2,455,000      14,752,000      5,747,000
                                                       ------------     -----------    ------------    -----------
    Total costs and expenses                             31,280,000      13,712,000      83,482,000     35,320,000
                                                       ------------     -----------    ------------    -----------
    Income from operations                                4,701,000      23,304,000      16,645,000     31,960,000

Other Expense (Income):
  Interest expense                                        4,818,000       4,732,000      14,354,000     13,234,000
  Interest income                                        (1,790,000)       (640,000)     (6,059,000)    (1,825,000)
  Other income                                                    -               -         (18,000)             -
                                                       ------------     -----------    ------------    -----------
    Total other expense, net                              3,028,000       4,092,000       8,277,000     11,409,000
                                                       ------------     -----------    ------------    -----------
    Income before provision for income taxes              1,673,000      19,212,000       8,368,000     20,551,000

Provision for Income Taxes                                  912,000       9,190,000       3,982,000      9,725,000
                                                       ------------     -----------    ------------    -----------
    Net income                                              761,000      10,022,000       4,386,000     10,826,000

Accrued Preferred Stock Dividends                                 -      (1,227,000)              -     (3,552,000)
                                                       ------------     -----------    ------------    -----------

Net income applicable to common stockholders            $   761,000     $ 8,795,000    $  4,386,000    $ 7,274,000
                                                        ===========     ===========    ============    ===========

Basic net income per share                              $      0.02     $      0.50    $       0.12    $      0.41
Diluted net income per share                            $      0.02     $      0.43    $       0.12    $      0.40
Basic weighted average shares outstanding                35,878,204      17,587,458      35,804,098     17,587,458
Diluted weighted average shares outstanding              37,595,140      23,577,623      37,656,095     18,241,468

Comprehensive Income:
  Net income                                            $   761,000     $ 8,795,000    $  4,386,000    $ 7,274,000
  Other comprehensive income from net
    unrealized investment gains                             221,000               -          41,000              -
                                                       ------------     -----------    ------------    -----------

    Comprehensive income                                $   982,000     $ 8,795,000    $ 4,427,000     $ 7,274,000
                                                        ===========     ===========    ============    ===========

        See notes to these condensed consolidated financial statements.

                            PAC-WEST TELECOMM, INC.

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                    Nine Month Period Ended
                                                                                -------------------------------
                                                                                Sept. 30, 2000   Sept. 30, 1999
                                                                                --------------   --------------
Operating Activities:
   Net income                                                                     $  4,386,000    $  10,826,000
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                                                14,752,000        5,747,000
       Amortization of deferred financing costs                                        640,000          950,000
       Amortization of deferred stock compensation                                     198,000              -
       Unrealized gain on investments                                                   41,000              -
       Gain on disposal of vehicles                                                    (18,000)             -
       Interest earned on restricted cash                                              (38,000)        (519,000)
       Provision for doubtful accounts                                                 570,000           75,000
       Deferred income tax provision                                                 2,223,000        5,243,000
       Changes in operating assets and liabilities, net of acquisitions:
         Accounts receivable                                                        (6,967,000)      (1,201,000)
         Income taxes receivable                                                           -          1,971,000
         Inventories                                                                  (917,000)        (149,000)
         Prepaid expenses and other current assets                                    (225,000)        (138,000)
         Other assets                                                                 (244,000)      (1,222,000)
         Accounts payable and accrued liabilities                                   15,427,000       13,666,000
         Accrued interest on Senior Notes                                           (5,060,000)       3,372,000
         Income taxes payable                                                         (494,000)       4,112,000
                                                                                  ------------    -------------
               Net cash provided by operating activities                            24,274,000       42,733,000
                                                                                  ------------    -------------


Investing Activities:
   Purchases of equipment, vehicles and leasehold improvements                     (71,420,000)     (33,279,000)
   Proceeds from disposal of vehicles                                                   29,000              -
   Redemption (purchase) of investments, net                                        19,580,000       (9,458,000)
   Costs of acquisitions, net of cash received                                     (11,005,000)             -
                                                                                  ------------    -------------
               Net cash used in investing activities                               (62,816,000)     (42,737,000)
                                                                                  ------------    -------------

Financing Activities:
   Proceeds from issuance of Senior Notes                                                  -        150,000,000
   Proceeds from stock option exercises                                                135,000              -
   Proceeds from repayment of note receivable from stockholders                         33,000              -
   Payments for financing costs                                                         (2,000)      (6,105,000)
   Repayment of senior secured borrowings                                                  -       (100,000,000)
   Principal payments on notes payable                                                 (80,000)        (104,000)
                                                                                  ------------    -------------
               Net cash provided by financing activities                                86,000       43,791,000
                                                                                  ------------    -------------
               Net increase (decrease) in cash and cash equivalents                (38,456,000)     (43,787,000)

Cash and Cash Equivalents:
   Beginning of period                                                              82,688,000       15,236,000
                                                                                  ------------    -------------
    End of period                                                                 $ 44,232,000    $  59,023,000
                                                                                  ============    =============

        See notes to these condened consolidated financial statements.

                            PAC-WEST TELECOMM, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER  30, 2000

     1.  Basis of Presentation:

     These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods indicated, have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto of Pac-West Telecomm, Inc. (the Company) as of and for the year ended December 31, 1999.

     These consolidated financial statements include the results of operations of Napa Valley Telecom (Napa Telecom), Installnet, Inc., and two other related companies (collectively referred to as Installnet) and BTC Corp. (Baron Telecommunications) since their acquisitions in January, February and September 2000, respectively (see Note 2).


     2.  Organization:

     Pac-West Telecomm, Inc. is a rapidly-growing provider of integrated communications services in the western United States. Our customers include Internet service providers (ISPs), small and medium businesses and enhanced communications service providers, many of which are communications intensive users.

     In January 2000, the Company acquired the customer base and certain other assets of Napa Telecom, a switch-based, long distance telecommunications company which was headquartered in Napa Valley, California. In February 2000, the Company acquired all of the outstanding stock of Installnet, which is headquartered in Southern California. Installnet was primarily in the business of selling, installing and maintaining telecommunications equipment. In September 2000, the Company acquired the customer base and certain other assets of Baron Telecommunications which was headquartered in Seattle, Washington. Baron Telecommunications provided telecommunications equipment to small and medium sized businesses in Seattle and surrounding areas (see Note 6).
Effective November 1, 2000, the Company acquired the business and assets of Communications Specialists, Inc., (CSI) a telecommunications company located in Salt Lake City, Utah for cash and stock (see Note 17). The acquisition of
CSI's business customer base, distribution channels, and experienced technical staff is consistent with Pac-West's strategy of accelerating our entry into new markets through strategic acquisitions.


     3.  Revenue Recognition:

     Revenues from the sale of telecommunications products are recognized in the month in which the service is provided, except for reciprocal compensation generated by calls placed to ISPs connected through the Company's network. The rights of Competitive Local Exchange Carriers (CLECs), such as the Company, to receive this type of compensation is the subject of numerous regulatory and legal challenges (see Note 15). Until this issue is ultimately resolved, the Company will continue to recognize reciprocal compensation revenue when received in cash or when collectibility is reasonably assured.

     Two Incumbent Local Exchange Carriers (ILECs) with which the Company has interconnection agreements (see Note 15) had withheld payments from amounts billed by the Company under their agreements since August 1997. In September 1999, a settlement was entered into with one of these ILECs. Under the terms of the settlement, the ILEC paid $20.0 million to the Company. This reciprocal compensation settlement is included in revenues for the three and nine month periods ended September 1999.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements, and will be effective for the Company during the fourth quarter of 2000. We are currently evaluating the impact of SAB 101, including recently released interpretations and guidance, on our revenue recognition policies. At this time, we do not expect that the effects of SAB 101 will have a material impact on the Company's financial results.

     Revenues from the sale of telecommunications products are recognized upon installation, or if no installation is required, upon shipment.


4.   Short-Term Investments:

     All investments with an original maturity of greater than three months from the date of acquisition are accounted for under Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. All investments as of September 30, 2000 were classified as available-for-sale and appropriately carried at fair value. Realized gains and losses are included in interest income in the accompanying statements of operations. Differences between cost and fair value are recorded as unrealized gains and losses as a separate component of stockholders' equity. At September 30, 2000, $41,000 was recorded as unrealized gains on investments.


5.   Equipment, Vehicles and Leasehold Improvements:

     Equipment, vehicles and leasehold improvements include network and other communications equipment, office furniture, business software and computer equipment, vehicles, leasehold improvements and projects-in-progress. These assets are stated at cost, which includes direct costs and capitalized interest, and are depreciated once placed in service using the straight-line method. Capitalized interest of $1,871,000 and $1,893,000 was recorded during the nine month periods ended September 30, 2000 and 1999, respectively. Repair and maintenance costs are expensed as incurred.

     Equipment, vehicles and leasehold improvements at September 30, 2000 and December 31, 1999 consist of the following:

                                                         September 30,      December 31,
                                                             2000               1999
                                                        --------------     --------------


Network and other communications
    equipment....................................        $106,041,000       $ 71,142,000

Office furniture.................................           1,698,000            934,000
Business software and computer equipment.........          17,547,000          2,706,000
Vehicles.........................................           1,983,000          1,199,000
Leasehold improvements...........................          25,142,000         11,661,000
Projects-in-progress (see Note 12)...............          40,184,000         32,405,000
                                                         ------------       ------------
                                                          192,595,000        120,047,000
Less: Accumulated depreciation and
    amortization.....................................      27,578,000         14,858,000
                                                         ------------       ------------
Equipment, vehicles and leasehold
    improvements, net................................    $165,017,000       $105,189,000
                                                         ============       ============

     Included in "network and other communications equipment" as of September 30, 2000 is approximately $8.2 million, net of networking equipment purchased from one supplier over the past 18 months. This equipment is being upgraded subsequent to September 30, 2000, and will be returned to the supplier. Management expects a full refund of all amounts paid related to this equipment (approximately $3.9 million is included in accounts payable as of September 30, 2000 related to this equipment returned but not yet paid for). See Notes 11 and 12 for discussion of purchase commitments and financing of the new equipment.

6.   Costs in Excess of Net Assets of Acquired Businesses:

     Costs in excess of net assets of acquired businesses primarily related to the acquisitions of Napa Telecom, Installnet and Baron Telecommunications as described in Note 2. Costs of all acquisitions consist of the following at September 30, 2000:

                                                                             September 30,
                                                                                 2000
                                                                             -------------
Napa Telecomm.....................................................            $ 3,612,000
Installnet........................................................             14,810,000
Baron Telecommunications..........................................              1,295,000
Other*............................................................                205,000
                                                                              -----------
                                                                              $19,922,000

Less: accumulated amortization ...................................              2,024,000
                                                                              -----------

Costs in excess of net assets of acquired businesses, net.........            $17,898,000
                                                                              ===========

* Acquired prior to January 2000.

     Costs in excess of net assets acquired are being amortized over a period of 60 months for Napa Telecom and 84 months for Installnet and Baron
Telecommunications. The amortization amounts are included within depreciation and amortization in the accompanying Consolidated Statements of Operations.


7.   Other Assets:

     At September 30, 2000 and December 31, 1999, other assets consist of the following:

                                                September 30,    December 31,
                                                    2000             1999
                                                -------------    ------------
Deferred financing costs................         $5,021,000       $5,648,000
Acquisitions of lease rights............          1,320,000        1,513,000
Long-term portion of prepaid
    expenses and deposits...............          1,132,000          848,000
                                                 ----------       ----------
                                                 $7,473,000       $8,009,000
                                                 ==========       ==========

     Deferred financing costs consist primarily of capitalized amounts for underwriter fees, professional fees and other expenses related to the issuance and subsequent registration of the $150,000,000 Senior Notes. These deferred financing costs are being amortized on a straight-line basis (which approximates the effective interest method) over the estimated 10-year term of the notes beginning January 29, 1999. Amortization of deferred financing costs for the nine month periods ended September 30, 2000 and 1999 were $640,000 and $950,000, respectively, and were $213,000 and $175,000 for the three month periods ended September 30, 2000 and 1999, respectively. These amortization amounts are included within interest expense in the accompanying statements of operations.

     Acquisition of lease rights pertain to the purchase of lease rights in 1999 for additional space in Los Angeles, which costs are being amortized over the life of the lease.

8.   Income Taxes:

     The Company's effective income tax rate for the three and nine month periods ended September 30, 2000 was 55% and 48%, respectively. The effective income tax rate for the three and nine month periods ended September 30, 1999 was 48% and 47%, respectively. These rates reflect the applicable federal and state statutory income tax rates along with the tax impact of the non-deductibility of certain acquisition related amortization and the previously stated reciprocal compensation settlement in 1999.


9.   Other Comprehensive Income:

     In September 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes the disclosure requirements for comprehensive income and its components within the financial statements. For the three and nine month periods ended September 30, 2000, there was $221,000 and $41,000, respectively, of other comprehensive income pertaining to net unrealized investment gains. There were no items of other comprehensive income for the three and nine month periods ended September 30, 1999; therefore, comprehensive income was the same as net income for those periods.


10.  Other Recent Pronouncements:

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities", effective for fiscal years beginning after June 15, 1999. Management does not expect adoption of SFAS No. 133 to have a significant impact on the Company's financial statements in future periods.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB No. 25". FIN 44 is effective July 1, 2000. FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previous fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company is in compliance with FIN 44.

11.  Long-Term Debt:

     Long-term debt at September 30, 2000 and December 31, 1999 consist of the following:

                                                  September 30, 2000     December 31, 1999
                                                  ------------------     -----------------
     Senior Notes............................        $150,000,000          $150,000,000
     Notes payable, less current portion.....                   -                17,000
                                                  ------------------     -----------------
     Total long-term debt....................        $150,000,000          $150,017,000
                                                  ==================     =================

     The Company has a three-year senior credit facility expiring June 15, 2002 that provides for maximum borrowings of $40.0 million to finance working capital, the costs in connection with the Company's planned capital expansion and other corporate transactions. The borrowings are secured by substantially all of the Company's assets. Borrowings under this senior credit facility bear interest, at the Company's option, at (1) the Base Rate (as defined in our senior credit facility) or (2) the LIBOR Rate (as defined in our senior credit facility) plus between 2.25% and 3.5%. As of September 30, 2000, there were no amounts outstanding under this facility and the borrowing rate would have been 8.87%.

     In October 2000, the Company secured a lease facility of up to $20 million to be used exclusively for networking products and services. Approximately $10 million of orders will be initially financed through this facility (see Note
12). The equipment financed under this facility will be leased for a term of 36 months at which time the Company may purchase the equipment at fair market value. Purchases under this facility will be accounted for as a capital lease.

12.  Purchase Commitments:

     At September 30, 2000, the Company had approximately $20 million of purchase orders outstanding for network products and services due for delivery in 2000. Approximately $10 million of these purchases will be financed through a lease facility (see Note 11) and the balance is expected to be financed from existing cash and short-term investments, from internally generated cash flows, or from borrowings under the senior credit facility.

     The Company is in the process of implementing new billing and operations support systems. Total estimated costs for these systems aggregate approximately $15.0 million, of which approximately $12.4 million of the total cost has been incurred through September 30, 2000 and $1.1 million and $1.5 million of the total cost is expected to be incurred during the balance of 2000 and 2001, respectively. The $12.4 million incurred to date is recorded in Business software and computers at September 30, 2000 (see Note 5).

     The Company is also in the process of implementing a new Oracle business enterprise and financial software system. Estimated costs for this system are $5.0 million, of which $2.6 million has been incurred and is also recorded in Business software and computers at September 30, 2000 (see Note 5).

     On June 30, 2000, the Company entered into an Indefeasible Right of Use ("IRU") agreement with Qwest Communications to acquire dedicated fiber optics circuits of OC-48 capacity connecting major metropolitan areas in California. The IRU agreement is for a term of 20 years and includes one dollar purchase options at the end of the term. The total cost of the IRU is approximately $23.0 million of which $5.7 million was paid on July 28, 2000 and the balance is payable on June 30, 2001. The purchase price of approximately $23.0 million is included in projects-in-progress and $17.2 million is in accounts payable at September 30, 2000.


13.  Stockholders' Equity:

     Common and Preferred Stock

     During the third quarter of 2000 the Board of Directors approved to amend and restate the Articles of Incorporation of the Company so that the number of authorized shares of common stock be increased from 50,000,000 to 100,000,000. The Board of Directors also authorized to issue 10,000,000 shares of preferred stock as they determine.

     Stock Options

     As of September 30, 2000 an aggregate of 5,375,500 shares of common stock have been reserved for option grants under the Company's 1999 Stock Incentive Plan, the 1998 Griffin and Bryson Non-Qualified Stock Incentive Plans and the Company's 2000 Napa Valley Non-Qualified Stock Incentive Plan. This amount includes an additional 2,225,500 of shares authorized during the third quarter of 2000. During the nine month period ended September 30, 2000, options to purchase 1,053,600 shares of common stock were granted, options to purchase 172,525 shares of common stock were canceled and options to purchase 62,441 shares of common stock were exercised.

  The following table summarizes information about the Company's stock options outstanding as of September 30, 2000:

                      Options Outstanding                                               Options Exercisable
----------------------------------------------------------------               ------------------------------------
                               Weighted
 Number Outstanding            Average                                              Number
  at September 30,           Contractual            Weighted                    Exercisable at          Weighted
        2000                Life Remaining          Average                      September 30,           Average
                               (Years)           Exercise Price                      2000            Exercise Price
--------------------     ------------------   ------------------             -------------------   -----------------
     2,595,934                    8.7               $ 6.44                       1,045,251               $3.10
       447,350                    9.4               $28.52                              --                  --
--------------------
     3,043,284                    8.8               $ 9.69                       1,045,251               $3.10
====================                                                         ===================

  Employee Stock Purchase Plan

  In the third quarter of 2000 the Company established the 2000 Employee Stock Purchase Plan (the Purchase Plan) under which 1,000,000 shares of common stock have been reserved for issuance. Employees who are eligible may designate up to 10% of their cash compensation, not to exceed $25,000 worth of common stock in any one calendar year, which is deducted each pay period for the purchase of
common stock under the Purchase Plan.   On the last business day of each six
month period, shares of common stock are purchased with the employees' payroll deductions at 85% of the lesser of the market price on the first or last day of
the six month period.   The Purchase Plan will terminate no later than May 2,
2020.

14.    Income Per Share:

  Net income per share for the three month periods ended September 30, 2000 and 1999 has been determined as follows:

                                                                    For the Three Month Period Ended
                                                                           September 30, 2000
                                                   -----------------------------------------------------------------
                                                          Income                   Shares                Per-Share
                                                        (Numerator)             (Denominator)             Amount
                                                   ------------------      --------------------      ---------------
Basic net income per share:
Net income applicable to common stockholders              $761,000                35,878,204                $0.02
                                                                                                            =====
Effect of Dilutive Securities:
 Stock options                                                    0                 1,716,936
                                                          ---------               -----------
Diluted net income per share:
Income available to common
 stockholders                                                $761,000                37,595,140              $0.02
                                                             ========                ==========              =====

                                                                        For the Three Month Period Ended
                                                                               September 30, 1999
                                                      -------------------------------------------------------------------
                                                             Income                   Shares                 Per-Share
                                                           (Numerator)             (Denominator)              Amount
                                                      ------------------      --------------------      -----------------
Basic net income per share:
Net income applicable
 to common stockholders                                      $ 8,795,000                17,587,458               $0.50
                                                                                                                 =====
Effect of Dilutive Securities:
Convertible redeemable preferred stock                         1,227,000                 4,864,900
 Stock options                                                         0                 1,125,265
                                                             -----------                ----------
Diluted net income per share:
Income available to common
 stockholders                                                $10,022,000                23,577,623               $0.43
                                                             ===========                ==========               =====

  Net income per share for the nine month periods ended September 30, 2000 and 1999 has been determined as follows

                                                                         For the Nine Month Period Ended
                                                                               September 30, 2000
                                                      -------------------------------------------------------------------
                                                             Income                   Shares                 Per-Share
                                                           (Numerator)             (Denominator)              Amount
                                                      ------------------      --------------------      -----------------
Basic net income per share:
Net income applicable
 to common stockholders                                       $4,386,000                35,804,098              $0.12
                                                                                                                =====
Effect of Dilutive Securities:
 Stock options                                                         0                 1,851,997
                                                              ----------                ----------

Diluted net income per share:
Income available to common
 stockholders                                                 $4,386,000                37,656,095              $0.12
                                                              ==========                ==========              =====

                                                     For the Nine Month Period Ended
                                                           September 30, 1999
                                               -------------------------------------------
                                                 Income           Shares         Per-Share
                                               (Numerator)     (Denominator)      Amount
                                               -----------     -------------     ---------
Basic net income per share:
Net income applicable
 to common stockholders                        $7,274,000       17,587,458         $0.41
                                                                                 =========

Effect of Dilutive Securities:
Convertible redeemable preferred stock (1)            N/A              N/A
 Stock options                                          0          654,010
                                               ----------      -----------

Diluted net income per share:
Income available to common
 stockholders                                  $7,274,000       18,241,468         $0.40
                                               ==========      ===========       =========

  (1) The impact of including assumed conversion of convertible redeemable preferred stock for the nine month period ended September 30, 1999 is antidilutive.


15.  Legal Proceedings:

     The Company has established interconnection agreements with certain ILECs. The Telecommunications Act of 1996 requires ILECs to enter into interconnection agreements with CLECs, such as the Company and other competitors, and requires state Public Utilities Commissions (PUCs) to arbitrate such agreements.

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

     Further, in February 2000 the CPUC commenced a separate generic proceeding to develop its policy regarding reciprocal compensation. Similarly, in September 2000 the Colorado Commission commenced a similar investigation into intercarrier compensation issues.

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

16.  Segment Reporting:

     The following tables present consolidated revenues by service type:

                                                                              Three Month Periods Ended
                                                                              -------------------------

                                                                            September 30,    September 30,
                                                                                2000             1999
                                                                            -------------    -------------
     Local services......................................................    $26,628,000      $32,606,000
     Long distance service...............................................      4,105,000        2,065,000
     Dedicated transport services........................................      1,860,000        1,346,000
     Product and services................................................      2,855,000          675,000
     Other ..............................................................        533,000          324,000
                                                                             -----------      -----------
                                                                             $35,981,000      $37,016,000
                                                                             ===========      ===========


                                                                               Nine Month Periods Ended
                                                                               ------------------------

                                                                            September 30,     September 30,
                                                                                2000              1999
                                                                            -------------     -----------

     Local services......................................................    $73,207,000      $55,418,000
     Long distance service...............................................     12,239,000        5,845,000
     Dedicated transport services........................................      5,524,000        3,599,000
     Product and services................................................      7,313,000        1,283,000
     Other...............................................................      1,844,000        1,135,000
                                                                             -----------      -----------
                                                                             $100,127,000     $67,280,000
                                                                             ============     ===========

17.  Subsequent Event:

     Effective November 1, 2000 the Company acquired the business and assets of Communications Specialists, Inc., a telecommunications company located in Salt Lake City, Utah. The total purchase price, which was paid in cash and stock was approximately $0.8 million. The acquisition will be accounted for using the purchase method.

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


Overview

     Pac-West Telecomm, Inc. is a rapidly-growing provider of integrated communications services in the western United States. Our customers include Internet service providers (ISPs), small and medium businesses and enhanced communications service providers, many of which are communications intensive users. Our predecessor, also known as Pac-West Telecomm, Inc., began selling office phone systems in 1980 and reselling long distance service to small and medium businesses and residential customers in 1982. Beginning in 1986, our predecessor began offering paging and telephone answering services to its customers. Effective September 30, 1996, our predecessor transferred its telephone and answering service divisions to us. Prior to September 30, 1996, we did not conduct any operations and, since that time, we have disposed of the answering service division and have focused our business strategy on operating as a provider of integrated communications services. As discussed in Note 2 in the accompanying Unaudited Condensed Consolidated Financial Statements, the Company acquired the customer base and certain assets of Napa Telecom in January 2000, acquired all of the outstanding stock of Installnet in February 2000 and acquired the customer base and certain assets of Baron Telecommunications in
September 2000.   Each of these acquisitions have been included in our results of operations from the date of acquisition.

     For the three and nine month periods ended September 30, 2000, recognizing compensation from other communications companies for completing their customers' calls only to the extent such compensation was actually received in cash or when collectibility was reasonably assured, we had net revenues of $36.0 million and $100.1 million, respectively, and EBITDA of $10.5 million and $31.4 million, respectively.

     As of September 30, 2000, we had 169,050 lines in service, a 92% increase from September 30, 1999. For the three and nine month periods ended September 30, 2000 our minutes of use were 6.1 billion and 17.1 billion, respectively, an increase of 52% and 61%, respectively, over the same periods in 1999.


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

     We derive a substantial portion of our revenues from reciprocal compensation paid by ILECs with which we have interconnection agreements. Reciprocal compensation revenue increased in recent fiscal quarters as a result of increasing inbound call volume from our ISP and other customers, and, as described below, the effect of certain ILEC's discontinuing the withholding of certain reciprocal compensation payments. Such increases in revenues, however, were partially offset by lower contractual rates for reciprocal compensation. As recently as fiscal year 1999, two ILECs with which we have interconnection agreements refused to pay that portion of reciprocal compensation due under their interconnection agreements that they estimated was the result of inbound calls terminating to ISPs. These ILECs contended, and continue to contend, that such ISP calls are not local calls within the meaning of their respective interconnection agreements and that no reciprocal compensation is therefore payable. In September 1999, a settlement agreement was entered into for previously withheld reciprocal compensation, whereby $20.0 million was paid to us and is included in revenue for the three month period ended September 30, 1999 (see Note 3 to accompanying Unaudited Condensed Consolidated Financial Statements). For both the three and nine month periods ended September 30, 2000, recorded reciprocal compensation accounted for 45% of revenues. For the three and nine month periods ended September 30, 1999, recorded reciprocal compensation accounted for 37% and 40%, respectively, of revenues excluding the $20.0 million reciprocal compensation revenue settlement, and 71% and 58%, respectively, of revenues including the settlement.

     While these ILECs have been paying us the full amount of our reciprocal compensation billings since the latter half of 1999, some of these payments may be subject to a reservation of rights to appeal, contest or seek subsequent reimbursement of amounts previously paid by them for reciprocal compensation.

     We expect that reciprocal compensation will continue to represent a significant portion of our revenues in the future. We are currently negotiating and implementing new interconnection agreements and the terms of the related reciprocal compensation. The per minute reciprocal compensation rate we receive from Pacific Bell under our 1999 renewal agreement is significantly lower than it was under our previous agreement. Based on current market conditions, we expect the per minute reciprocal compensation rate will continue to decline from historic rates under interconnection agreements in the future.

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

     Selling, General and Administrative Expenses. Our selling, general and administrative (S,G&A) expenses include network operation, development, administration and maintenance costs, selling and marketing, customer service, information technology, billing, corporate administration and personnel. We expect to incur significant selling and marketing costs as we continue to expand our operations, a significant amount of which will be incurred in a particular market before the switch becomes operational and begins to generate revenue. Consequently, selling and marketing expenses are expected to increase until implementation of our expansion plan is substantially complete. We will incur other costs and expenses, including the costs associated with the development and maintenance of our networks, administrative overhead and premise leases. We expect that these costs will grow significantly as we expand our operations and that sales, marketing and administrative overhead will be a large portion of these expenses during the start-up phase in each of our new markets.

Quarterly Operating and Statistical Data:

     The following tables summarize the results of operations as a percentage of revenues for the three and nine month periods ended September 30, 2000 and 1999. The following data should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report:

                                                                   Three Month Periods Ended
                                                                         September 30,
                                                             --------------------------------------
                                                              2000         1999            1999
                                                             --------------------------------------
        Consolidated Statements of Operations Data:                     (including      (excluding
                                                                        settlement)     settlement)
        Revenue.........................................     100.0%       100.0%          100.0%
        Costs of sales and operating costs..............      30.3%        15.7%           34.1%
        Selling, general and administrative expenses....      40.6%        14.8%           32.1%
        Depreciation and amortization expenses..........      16.0%         6.6%           14.4%
        Income from operations..........................      13.1%        62.9%           19.4%
        Net income (loss)...............................       2.1%        27.1%          (2.8)%

                                                                    Nine Month Periods Ended
                                                                          September 30,
                                                             ---------------------------------------
                                                              2000          1999            1999
                                                             ---------------------------------------
        Consolidated Statements of Operations Data:                      (including      (excluding
                                                                         settlement)     settlement)
       Revenue..........................................     100.0%        100.0%          100.0%
       Costs of sales and operating costs...............      31.1%         21.6%           30.8%
       Selling, general and administrative expenses.....      37.6%         22.3%           31.8%
       Depreciation and amortization expenses...........      14.7%          8.6%           12.1%
       Income from operations...........................      16.6%         47.5%           25.3%
       Net income.......................................       4.4%         16.1%            0.7%

  The following table sets forth unaudited statistical data for each of the specified quarters of 1999 and 2000. The statistical data for any quarter is not necessarily indicative of results for any future period.

                                                                          Quarter Ended
                                                               1999                                2000
                                      -------------------------------------------------------------------------------
                                      Mar. 31    Jun. 30     Sept. 30    Dec. 31     Mar. 31     Jun. 30     Sept. 30
                                      -------------------------------------------------------------------------------
Ports equipped....................    251,520     309,120     309,120     460,800     460,800     518,400     576,000
Lines sold to date................     74,026      80,984      97,117     116,391     135,143     164,800     181,045
Lines in service to date..........     67,691      76,263      88,009     105,147     124,340     151,957     169,050
Estimated data lines (% of
  installed lines) ...............         85%         82%         76%         73%         72%         77%         75%
Lines on switch % ................         96%         96%         96%         96%         94%         96%         96%
Internet service provider and
  enhanced communications
  service provider customer
  lines collocated %..............         83%         81%         83%         83%         84%         88%         76%
Quarterly minutes of use switched
  (in millions)...................      3,116       3,523       4,020       4,552       5,378       5,626       6,110
Metropolitan statistical areas
  served..........................         25          25          25          25          26          26          27
Capital expenditures (in
  thousands)......................   $  3,633    $ 18,275    $ 11,371    $ 23,091    $ 11,610    $ 43,518    $ 16,292
Employees (consolidated)..........        168         187         216         271         482         551         630

Three Month Period Ended September 30, 2000 Compared to the Three Month Period Ended September 30, 1999:

     Consolidated revenues for the three month period ended September 30, 2000 were $36.0 million compared to $37.0 million for the corresponding period in 1999, a decrease of 3%. The decrease in revenues is due to revenue that was received in connection with the reciprocal compensation settlement and recorded as revenue in the third quarter of 1999. Excluding the reciprocal compensation settlement, third quarter revenues increased 111% from revenues of $17.0 million in the third quarter of 1999. Local interconnection revenues increased $9.8 million (excluding the reciprocal compensation settlement), revenues from recurring charges and installation charges billed directly to ISPs increased $2.0 million and local and long distance usage revenues increased $1.9 million in the third quarter of 2000 compared to the same period ended 1999. In addition, during the third quarter of 2000, we recorded $2.7 million in product and service revenues from Installnet, which we acquired in February 2000.

     During the first nine months of 1999, we activated a new higher capacity switch in Oakland, continued to expand our switching capacity in Los Angeles and finished construction of a switching facility in Las Vegas. During the fourth quarter of 1999, we installed a second switching system at our Los Angeles facility and constructed a switching facility in Seattle. During the second quarter of 2000, we increased the capacity of our switching facilities in Oakland and Stockton. As a result of additional switch capacities, the increased utilization of our expanded switch capacities and the acquisitions completed during 2000, our revenues for the three month period ended September 30, 2000 increased 111% from the three month period ended September 30, 1999, excluding the reciprocal compensation settlement received in the third quarter of 1999. Additionally, the Company increased access lines to small and medium businesses to 41,842 as of September 30, 2000, a 127% increase from the same period ended in 1999. The Company attributes this growth to its increased sales force and continued strong demand for bundled communications services.

     The total number of access lines in service increased 92% to 169,050 as of September 30, 2000 from 88,009 lines as of September 30, 1999. Billable minutes of use were 6.1 billion during the three months ended September 30, 2000, up 52% from the 4.0 billion billed during the same period in 1999.

     The number of inbound local calls and the minutes subject to reciprocal compensation revenues in accordance with interconnection agreements increased 30% and 52% during the third quarter of 2000 over the third quarter of 1999, respectively. The effect of these significant increases in inbound local calls and minutes combined with Pacific Bell and GTE no longer withholding reciprocal compensation payments on a portion of our billings resulted in a $9.9 million, or 159%, increase in paid interconnection revenues for the three month period ended September 30, 2000 over the corresponding period in 1999, excluding the $20 million reciprocal compensation settlement received in the third quarter of 1999.

     Direct billings to ISPs increased in the third quarter of 2000 by $2.0 million, or 44%, from the corresponding three month period in 1999. Lines in service to ISPs increased from 64,795 lines at September 30, 1999 to 117,595 lines at September 30, 2000, an increase of 81%.

     The $1.9 million increase in outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, represented a 91% increase for the three months ended September 30, 2000 over the corresponding period in 1999. This increase is directly related to internal growth and the acquisition of Napa Telecom customers, acquired in January 2000. These increases are the result of Pac-West's focus on providing services to high-volume, telecommunications intensive users and small and medium businesses.

     Our consolidated cost of sales and operating costs for the three month period ended September 30, 2000 increased $5.1 million, to $10.9 million from $5.8 million for the corresponding period in 1999. This increase in costs was primarily due to an increase in network operations associated with a higher level of telecommunications activity. In addition, we continue to make significant investments in our telephone infrastructure to accommodate future growth of our communications services. Excluding the reciprocal compensation settlement in the third quarter of 1999 , cost of sales and operating costs represented 30% of revenues in the third quarter of 2000 compared to 34% for the corresponding 1999 three month period.

     Our consolidated S,G&A expenses for the three month period ended September 30, 2000 increased $9.1 million to $14.6 million from $5.5 million for the corresponding period in 1999. The increase in S,G&A expenses was primarily a result of additional employees hired to accommodate the growth in our business, including 127 additional employees in Pac-West's sales and marketing departments; 42 additional network employees; 88 additional service technicians; 54 additional customer service representatives; and 103 additional employees in other administration and information technology functions. These new hires increased the total number of Pac-West employees from 216 at September 30, 1999 to 630 at September 30, 2000, which includes employees from the acquired companies. S,G&A expenses were 41% of revenues for the three month period ended September 30, 2000 as compared to 32% for the corresponding period in 1999, excluding the $20 million revenue reciprocal compensation settlement in the third quarter of 1999. As expected, these costs are increasing and represent a larger percentage of revenue as we expand our operations.

     Our consolidated depreciation and amortization expense for the three month period ended September 30, 2000 increased $3.3 million to $5.8 million from $2.5 million for the corresponding period in 1999. The increase in depreciation and amortization expense was primarily due to additional depreciation expense incurred on purchases of equipment between periods. During the twelve months between September 30, 1999 and September 30, 2000, the Company purchased an additional $71.5 million of equipment, excluding $23 million of dedicated fiber optics circuits purchased in June 2000, which we have not started depreciating (see Note 12 in the accompanying financial statements).

     Our consolidated interest expense for the three month period ended September 30, 2000 slightly increased to $4.8 million from $4.7 million in the corresponding period in 1999. Interest expense is net of amounts capitalized of $0.6 million and $0.5 million for the three month periods ended September 30, 2000 and 1999, respectively.

     The Company's effective income tax rate for the three month periods ended September 30, 2000 and 1999 was 55% and 48%, respectively. These rates reflect the applicable federal and state statutory income tax rates along with the tax impact of the non-deductibility of certain acquisition-related amortization expense and the tax impact of the reciprocal compensation settlement in the third quarter of 1999.


Nine Month Period Ended September 30, 2000 Compared to the Nine Month Period Ended September 30, 1999:

     Consolidated revenues for the nine month period ended September 30, 2000 increased $32.8 million to $100.1 million from $67.3 million for the corresponding period in 1999. The increase in revenues is attributed to an increase in paid local interconnection revenues of $6.2 million, or a $26.2 million increase excluding the $20 million reciprocal compensation settlement in the third quarter of 1999, an increase of $5.2 million in recurring charges and installation charges billed directly to ISPs, an increase of $6.0 million in local and long distance usage revenues, and $6.8 million in product and service revenues from Installnet, which we acquired in February 2000.

     As a result of additional switch capacities and increased utilization of our expanded switch capacities, described above, our consolidated revenues for the nine month period ended September 30, 2000 increased 49%, or 112% excluding the $20 million reciprocal compensation settlement in the third quarter of 1999 from the nine month period ended September 30, 1999. This increase in revenues was also the result of an increase in access lines to small and medium businesses which total 41,842 lines as of September 30, 2000, a 127% increase from the same period ended in 1999. The Company attributes this growth to its increased sales force and continued strong demand for bundled communications services.

     The total number of access lines in service increased 92% to 169,050 as of September 30, 2000 from 88,009 lines as of September 30, 1999. Billable minutes of use were 17.1 billion during the nine months ended September 30, 2000, up 61% from the 10.7 billion billed during the same period in 1999.

     The number of inbound local calls and the minutes subject to reciprocal compensation revenues in accordance with interconnection agreements increased 36% and 60% during the first nine months of 2000 over the first nine months of 1999, respectively. The effect of these significant increases in inbound local calls and minutes combined with Pacific Bell and GTE no longer withholding reciprocal compensation payments on a portion of our billings, partially offset by lower contractual reciprocal compensation rates, resulted in a $6.2 million, or 15.9%, increase ($26.2, or 138% increase excluding the $20 million reciprocal compensation received in 1999) in paid interconnection revenues for the nine month period ended September 30, 2000 over the corresponding period in 1999.

     Direct billings to ISPs also increased in the first nine months of 2000 by $5.2 million, or 40%, from the nine month period ended 1999. Lines in service to ISPs increased from 64,715 lines at September 30, 1999 to 117,595 lines at September 30, 2000, an increase of 81%.

     The $6.0 million increase in outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, represented a 102% increase for the nine months ended September 30, 2000 over the corresponding period in 1999. This increase is directly related to internal growth and the acquisition of Napa Telecom customers, acquired in January 2000. These increases are the result of our focus on providing services to high-volume, telecommunications intensive users and small and medium businesses.

     Our consolidated cost of sales and operating costs for the nine month period ended September 30, 2000 increased $16.6 million to $31.1 million from $14.5 million for the corresponding period in 1999. This increase in costs is primarily due to an increase in network operations associated with a higher level of telecommunications activity. In addition, we continue to make significant investments in our telephone infrastructure to accommodate future growth of our communications services. Excluding the reciprocal compensation settlement in the third quarter of 1999, costs of sales and operating costs represented 31% of revenues for the nine month periods ended September 1999 and 2000.

     Our consolidated S,G&A expenses for the nine month period ended September 30, 2000 increased $22.6 million to $37.6 million from $15.0 million for the corresponding period in 1999. This increase is primarily due to an increase in headcount as we hired employees to accommodate the growth of our business. Specifically, we increased our employees from 216 at September 30, 1999 to 630 at September 30, 2000, including employees from the acquired companies. The acquisition of Installnet in February 2000 represented $5.7 million of the increase in S,G&A expenses. Our S,G&A expenses were 38% of revenues for the nine months ended September 30, 2000 as compared to 32% for the corresponding period in 1999, excluding the $20 million reciprocal compensation settlement in the third quarter of 1999. As expected, these costs are increasing and represent a larger percentage of revenue as we expand our operations.

     Our consolidated depreciation and amortization expense for the nine month period ended September 30, 2000 increased $9.1 million to $14.8 million from $5.7 million for the corresponding period in 1999. The increase in depreciation and amortization expense was primarily due to additional depreciation expense incurred on purchases of equipment between periods. During the twelve months between September 30, 1999 and September 30, 2000, the Company purchased an additional $71.5 million of equipment, excluding $23 million of dedicated fiber optics circuits purchased in June 2000, which we have not started depreciating (see Note 12 in the accompanying Unaudited Condensed Consolidated Financial Statements).

     Our consolidated interest expense for the nine month period ended September 30, 2000 increased to $14.4 million from $13.2 million in the corresponding period in 1999. The increase in interest expense was primarily due to nine months of interest expense in the nine month period ended September 30, 2000 on the $150 million Senior Notes issued on January 29, 1999 compared to eight months of interest expense during the corresponding period in 1999. Interest expense is net of amounts capitalized of $1.9 million in each of the nine month periods ended September 30, 2000 and 1999, respectively.

     The Company's effective income tax rate for the nine month period ended September 30, 2000 and 1999 was 48% and 47%, respectively. These rates reflect the applicable federal and state statutory income tax rates along with the tax impact of the non-deductibility of certain acquisition-related amortization expense and the tax impact of the reciprocal compensation settlement in the third quarter of 1999.

Liquidity and Capital Resources:

     Net cash provided by operating activities was $24.3 million for the nine month period ended September 30, 2000 compared to $42.7 million for the corresponding period in 1999. This decrease is primarily attributable to a $10.1 million semi-annual interest payment on the Senior Notes in the third quarter of 2000, increases in accounts receivable of $7.0 million, and the timing of cash payments for income taxes between periods. On June 30, 2000 the Company entered into an Indefeasible Right of Use ("IRU") agreement to acquire dedicated fiber optics circuits at a price of approximately $23 million. Of this amount, $5.7 million was paid on July 28, 2000 and the balance is in accounts payable which is payable on June 30, 2001. (See Note 12 in the accompanying Unaudited Condensed Consolidated Financial Statements.)

     Net cash used in investing activities was $62.8 million for the nine month period ended September 30, 2000 compared to $42.7 million for the corresponding period in 1999. During the nine month period ended September 30, 2000, the Company invested approximately $71.4 million in new switching and related equipment and network facilities, compared to $33.3 million during the corresponding period in 1999. (See Note 12 in the accompanying financial statements.) In 1999, $19.7 million of the proceeds from the senior note offering were used to purchase short-term investments to fund an interest reserve trust account for the first two scheduled interest payments on the Senior Notes, less redemption of $10.2 million to pay the first scheduled interest payment. In February 2000, the remaining balance of the interest reserve trust account was redeemed to pay the second scheduled interest payment of $10.1 million. Also, in 2000, $11.0 million was paid to acquire Napa Telecom, Installnet and Baron Telecommunications.

     Net cash provided by financing activities was $0.1 million for the nine month period ended September 30, 2000 compared to $43.8 million for the corresponding period in 1999. Net cash provided in the nine month period ended September 30, 1999 was primarily attributable to proceeds from the issuance of $150 million of our Senior Notes, which were partially offset by the payoff of $100 million of senior secured borrowings.

     The local telecommunications service business is capital intensive. Our operations have required and will continue to require substantial capital investment for the design, acquisition, construction and implementation of our network. Capital expenditures were $71.4 million for the first nine months of 2000, and $56.4 million for the year ended December 31, 1999. Of the capital expenditures during 1999 and the first nine months of 2000, $40.2 million was included in projects-in-progress at September 30, 2000 and therefore is not being depreciated until placed in service in 2000. We have budgeted to make additional capital expenditures of approximately $40.0 million during the balance of 2000, excluding acquisitions. The actual cost of our planned expansion will depend on a variety of factors, including the cost of the development of our network in each of our new markets, the extent of competition and pricing of the telecommunications services in such markets and the acceptance of our services. Accordingly, our actual capital requirements may exceed the amounts described above.

     Our senior credit facility provides for maximum borrowings of $40.0 million for working capital and other general corporate purposes, and bears interest, at our option, at: (1) the Base Rate, as defined in our senior credit facility; or
(2) the LIBOR rate, as defined in our senior credit facility plus between 2.25% and 3.5%. As of September 30, 2000, there were no amounts outstanding under this facility and the borrowing rate would have been approximately 8.87%. Any borrowings under our senior credit facility will be secured by substantially all of our assets. Our senior credit facility has a three year term expiring June 2002.

     In October 2000 the Company secured a lease facility of up to $20 million to be used exclusively for the acquisition of Cisco networking equipment and related services. The Company has ordered approximately $10 million of networking equipment and related services to be financed under this lease facility and anticipates utilizing the remainder of the facility by the third quarter of 2001. These purchases will be recorded as capital leases.

     Our principal sources of funds for the balance of 2000 are anticipated to be current cash and short-term investment balances, cash flows from operating activities, and if necessary, borrowings under the senior credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to fund our business plan for at least the next twelve months. No assurance can be given, however, that this will be the case. The foregoing statements do not take into account additional acquisitions which, if made, are expected to be funded through a combination of cash and equity. Depending upon our rate of growth and profitability, especially if we pursue any significant acquisitions, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At September 30, 2000 we had $150 million of fixed rate notes outstanding, and consequently we currently have no risk exposure associated with increasing interest rates on our debt. In addition, we have a line of credit which may, at our option, have a variable interest rate tied to LIBOR; however there were no amounts outstanding at September 30, 2000. We are, however, exposed to changes in interest rates on our investments in cash equivalents and short-term investments. Substantially all of our investments in cash equivalents and short-term investments are in money market funds that hold short-term investment grade commercial paper, treasury bills or other U.S. government obligations. Currently this reduces our exposure to long-term interest rate changes. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $104.9 million of cash equivalents and short-term investments at September 30, 2000 by approximately $1.0 million.

PART II
                               OTHER INFORMATION

ITEM 1. Legal Proceedings

     See Note 15 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operations-- Revenues" for a description of certain legal proceedings involving the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Shareholders was held on July 27, 2000. The following proposals were adopted by the margins indicated:

     1. To elect three members of our Board of Directors to hold office until their successors are elected and qualified.

                                         Number of Shares
                                 For                          Withheld
                                 ---                          ---------
  Wallace W. Griffin         32,362,948                         108,827
  Jerry L. Johnson           32,345,754                         126,021
  John K. La Rue             32,359,933                         111,842

     2. To approve the amendment and restatement of our amended and restated articles of incorporation, which would (i) increase the number of authorized shares of our common stock from 50,000,000 shares to 100,000,000 shares; (ii) authorize the issuance of 10,000,000 shares of preferred stock; and (iii) remove authority to issue shares of Class A Participating Preferred Stock.

         For                 25,307,250
         Against              2,375,665
         Abstain                 41,949

     3. To approve the amendment and restatement of our 1999 Stock Incentive Plan to increase the number of shares of common stock authorized and reserved for option grants under the Plan by 2,225,500 shares and make certain technical amendments.

         For                 25,180,165
         Against              2,493,916
         Abstain                 50,783

     4.  To approve the adoption of our 2000 Employee Stock Purchase Plan.

         For                 27,317,881
         Against                360,237
         Abstain                 46,746

     5. To ratify the appointment of Arthur Andersen LLP as our independent public accountants for the fiscal year ending December 31, 2000.

         For                 32,398,802
         Against                 49,562
         Abstain                 23,411

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following exhibits are filed in connection with Item 601 of Regulation S-K:

Exhibit
Number    Description
-------   -----------

10.6(a) Pac-West Telecomm, Inc. 1999 Stock Incentive Plan as amended and restated.

10.43 Lease agreement, dated August 29, 2000, by and between Boyd Enterprises Utah, LLC and Pac-West Telecomm, Inc. for 2302
          S. Presidents Drive, West Valley City, Utah.

10.44     1998 Griffin Non-Qualified Stock Incentive Plan.

10.45     1998 Bryson Non-Qualified Stock Incentive Plan.

10.46     2000 Napa Valley Non-Qualified Stock Incentive Plan.

10.47     2000 Employee Stock Purchase Plan.

27.1      Financial Data Schedule.


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.


Note:  ITEMS 2, 3, and 5 are not applicable and have been omitted.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2000.



                                              PAC-WEST TELECOMM, INC.

                                              /s/ Richard E. Bryson
                                              -----------------------------
                                              Richard E. Bryson
                                              Chief Financial Officer
                                              (Principal Financial Officer)



                                              /s/ Dennis V. Meyer
                                              -----------------------------
                                              Dennis V. Meyer
                                              Vice President-Finance
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number    Description
------    -----------

10.6(a) Pac-West Telecomm, Inc. 1999 Stock Incentive Plan as amended and restated.

10.43 Lease agreement, dated August 29, 2000, by and between Boyd Enterprises Utah, LLC and Pac-West Telecomm, Inc. for 2302
          S. Presidents Drive, West Valley City, Utah.

10.44     1998 Griffin Non-Qualified Stock Incentive Plan.

10.45     1998 Bryson Non-Qualified Stock Incentive Plan.

10.46     2000 Napa Valley Non-Qualified Stock Incentive Plan.

10.47     2000 Employee Stock Purchase Plan.

27.1      Financial Data Schedule.