Form 10-K
period 2000-12-31
PAC-WEST TELECOMM INC
filed 2001-04-02
CIK 1071598

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

Mark One                           FORM 10-K
- --------

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

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

           1776 W. March Lane, Ste. 250, Stockton, California 95207
              (Address of principal executive offices) (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 1, 2001 as reported on the Nasdaq National Market System, was approximately $76,184,179. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2001 Registrant had outstanding 36,001,488 shares of common stock.


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

     .    maintain and obtain sufficient leased transport capacity;

     . effectively manage our working capital, including investments, accounts receivable and inventory;

     .    maintain acceptance of our services by new and existing customers;

     .    replace or upgrade our technology and equipment that becomes obsolete;

     .    attract and retain talented employees and key executive officers;

     . respond effectively to regulatory, legislative and judicial developments;

     . manage administrative, technical or operational issues presented by our acquisitions and expansions;

     .    generate sufficient cash to service our indebtedness;

     .    have sufficient funds available to expand our business; and

     . prevent interruption of services from system failures or power outages.

     We conduct a substantial amount of our operations in California and rely on a continuous supply of power to conduct our operations. Although we have short-term back-up plans and equipment for temporary outages, California's current energy crisis could substantially disrupt our operations and increase our expenses. The California Public Utilities Commission has recently approved substantial rate increases. In addition, California has recently implemented, and may continue to implement, rolling blackouts throughout the state. Although state lawmakers are working to mimimize the impact and find solutions to rolling blackouts, if blackouts interrupt our power supply we may be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to provide service could damage our relationship with our customers and have a negative impact on our operating results.

                                    PART I

ITEM 1.  BUSINESS

     The terms "the Company," "Pac-West," "we," "our," "us," and similar terms as used in this Form 10-K, refer to Pac-West Telecomm, Inc. and, unless the context otherwise requires, the telephone and answering service divisions of our predecessor.

Our Company

     Pac-West is a rapidly growing provider of integrated communications services in the western United States. Our customers include Internet service providers, small and medium-sized businesses, and enhanced communications service providers, many of which are communications-intensive users. We built our network to capitalize on the significant growth in national Internet usage and in the related demand for local telephone service by Internet service providers, as well as the increasing demand of small and medium-sized businesses for customized and integrated voice and data communications services. We believe the structure of our network and our presence in, or planned expansion into, each local access and transport area in our target markets, provide us with significant competitive advantages over incumbent local exchange carriers and other competitive local exchange carriers, particularly for Internet service providers. Our network enables these companies to provide their business and residential customers with access to Internet, paging and other data and voice services from almost any point in a state through a local call. We believe the breadth of our product offerings and the structure of our network enable us to generate high network utilization, substantial revenues, strong profit margins and positive cash flows.

     The Company was incorporated in May 1996 in the State of California. Our predecessor (also known as Pac-West Telecomm, Inc.), which transferred its telephone division to our Company effective September 30, 1996, began offering long distance service in 1982 and local service in 1996 in California.

Markets

     We believe that the rapid opening of local markets to competition, accelerated growth in local traffic related to increases in Internet access, and the desire for one-stop integrated services by small and medium-sized businesses present significant opportunities for new entrants to achieve penetration of the large, established local exchange services market. We also believe that the primary determinants of success will be the construction of a network that meets the needs of target customers, rapid deployment of network assets, building of a direct local sales force to market to small and medium-sized businesses and the ability to provide competitively priced services.

     We currently own and operate switches in, or near, Los Angeles (two switches), Oakland and Stockton, California, Las Vegas, Nevada, Phoenix, Arizona, Seattle, Washington, Denver, Colorado and Salt Lake City, Utah, with digital connections in most local access and transport areas in these states. In addition, in 2001, we plan to offer statewide coverage throughout most of the local access and transport areas in Idaho, New Mexico and Oregon. Initially, we intend to serve Idaho, New Mexico and Oregon through our existing switching sites and new switching facilities near Salt Lake City, Utah and Phoenix, Arizona, which were completed at the end of 2000. We expect that our network structure will allow virtually all callers in these states to access our networks through a local call.

Network

     We built our network to capitalize on the significant growth in demand for switched data and voice communications and the increasing demands of small and medium-sized businesses for customized, integrated communications services. Since our inception, we have used a "smart-build" strategy, building and owning intelligent components of our network while leasing unbundled loops and transport lines from other carriers. We believe that this strategy has provided us with significant cost and time-to-market advantages over competitors that own both their switches and fiber lines. By owning our switches, we can configure our network to provide high performance, high reliability and cost-effective solutions for our customers' needs. By leasing our transport lines, we can reduce up-front capital expenditures, rapidly enter new markets, and provide low-cost redundancy. In addition, we seek to maximize our operating profits by carrying a high percentage of our customer-originated traffic on our network. As traffic on our network increases, we intend to purchase rights of use in high capacity dark fiber transport lines to interconnect certain of our markets with an owned backbone network. This will provide us with greater flexibility in creating and managing data and voice services and result in cost savings.

Accordingly, during 2000, we entered into an Indeafeasible Right of Use (IRU) agreement for dedicated fiber optics circuits of OC-48 capacity connecting major metropolitan areas in California.

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

     As of December 31, 2000, we had an installed capacity of 672,000 ports in California, Nevada, Washington, Colorado, Arizona and Utah. We expect to have eleven switches with operations in nine western states by the end of 2001, with statewide local coverage in each of our target markets. During 2000, we increased the capacity of our switching facilities in Los Angeles, Oakland and Stockton and built switching sites in Phoenix, Arizona and near Denver, Colorado and Salt Lake City, Utah. We are in the process of adding additional switches in Los Angeles and Oakland, California.

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

     Transmission Capacity. We currently lease our transmission facilities from inter-exchange carriers, incumbent local exchange carriers and other competitive local exchange carriers. We generally seek to lease fiber optic transmission facilities from multiple sources in each of our current and target markets. In addition, as discussed above, as traffic on our network increases, we intend to continue to purchase, as we did in 2000, long-term rights of use in high capacity dark fiber transport lines or IRU's. We believe that our broad market coverage results in:

     . an increased number of buildings with multiple tenants that can be directly connected to our switching network, which should maximize the number of customers to which we can offer our services;

     . a higher volume of communications traffic both originating and terminating on our network, which should result in improved operating margins;

     .    enhanced reliability at competitive prices;

     . the ability to leverage our investment in high capacity switching equipment and electronics; and

     . the opportunity for our network to provide backhaul carriage for other telecommunications service providers, such as long distance and wireless carriers.

     Interconnection. We presently have interconnection agreements with Pacific Bell, GTE, Roseville and Citizens Telecommunication Company in California, Central Telephone Company (d/b/a Sprint of Nevada) and Nevada Bell in Nevada, US West and GTE in Washington and Oregon, US West in Arizona, Utah, Idaho and Colorado, and Sprint Spectrum L.P. We are currently negotiating and implementing new interconnection agreements and the terms of the related reciprocal compensation obligations. Our current agreements will remain in force during renegotiation. We believe that interconnection arrangements between the incumbent local exchange carriers and other competitive local exchange carriers will be in place at appropriate times in other markets that we may enter. However, based on current market conditions, we expect the per minute reciprocal compensation rate will continue to decline from historic rates under interconnection agreements in the future. Interconnection agreements between us and incumbent local exchange carriers are subject to approval of the relevant state commission, and under the terms of the Telecommunications Act of 1996, each incumbent local exchange carrier which is subject to the Telecommunications Act of 1996 is required to negotiate an interconnection agreement with us. Where an interconnection agreement cannot be reached on terms and conditions satisfactory to us, we may pursue arbitration of any disputes before the state utility commissions.

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

     . statewide local calling capabilities through established physical lo cations in each local access and transport area within a state, which reduces Internet service providers' transmission costs; and

     . the ability to collocate Internet modems and servers in fewer locations, which enables Internet service providers to achieve broad geographic coverage while minimizing capital expenditures.

     Leverage existing customer base through geographic expansion. We are a leading supplier of Internet access and other Internet infrastructure services in California serving approximately 105 Internet service providers, all of which have operations in California, including XO Communications, EarthLink, Inc. and McLeod USA Information Services. We are leveraging the expansion of these customers into other western states by entering new markets where our current customers have or are beginning operations. In addition, we refine our selection of target markets based on a number of considerations, including the number of potential customers and other competitors in those markets and the presence of multiple transmission facility suppliers. We believe that our geographically clustered network enables us to take advantage of regional calling patterns to transmit a large percentage of customer traffic on our network. We also believe that by originating and terminating calls on our network, we can continue to achieve significant cost savings and may develop some pricing advantages over our competition.

     Focus on the small and medium-sized business market. We believe that small and medium-sized businesses have significant and increasing needs for advanced communication services. Many of our target customers want technologically advanced communications systems along with low cost bundled local, long distance, data and other enhanced services but do not have the expertise to design, purchase and maintain these kinds of systems and services themselves. We also believe that these target customers are not adequately served by incumbent local exchange carriers and other competitive local exchange carriers.

We intend to become a leading provider of integrated communications services to small and medium-sized businesses by providing a complete product offering of system design, equipment installation and maintenance, voice, data and long distance services, 24/7 support, broadband wireless service, which provides high speed Internet access, subscription services with multi-year contracts, and optional upgrades to emerging state-of-the-art equipment. We believe that this product mix will enable us to quickly penetrate target markets and build customer loyalty.

     To support the small and medium-sized business market, we have and will continue to expand our sales, customer care and service delivery forces in selected markets. From December 31, 1999 to December 31, 2000, our sales, customer care and service delivery forces increased from 157 to 410 professionals. Of these resources, the direct sales force increased from 61 to 134 and customer service increased from 36 to 95 in the same period. Since the end of the first quarter of 1999, our sales, customer care and service delivery forces, including direct sales agents, have more than quadrupled. We believe that employing a direct sales force and independent sales agents with extensive local market and telecommunications sales experience enhances the likelihood of success in new markets. Salespeople with experience in a particular market provide us with extensive knowledge of our target customer base through existing relationships with these customers. As a result, our salespeople are able to pre-sell our products and services before we initiate network operations in a particular market.

     Expand portfolio of products and services. In order to achieve our growth objectives, we expect to continue introducing new and innovative products and services. We recently added several new products to our portfolio, including:

     . managed modem, a packaged product that includes incoming call access lines, modems, routers, and authentication services. This product provides Internet service providers and business customers with a non-capital intensive means of quickly establishing a local point of presence or POP throughout our coverage area;

     . remote access services, including mobile or remote office, virtual office, distance learning and training, and telecommuting. These services include Internet protocol fax, voicemail, paging, integrated messaging, and local area network and virtual private network, or VPN, services. This allows customers to access and interact with home or branch office communications and information systems from anywhere in our market area through a local call;

     . high-speed data services. We currently offer high-speed private line data services and digital subscriber line services to our customers; and

     . wireless broadband service, which provides high-speed Internet access for businesses and for subscribers of Internet service providers.

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

     Enhanced Services. In addition to providing typical enhanced services such as voicemail, call transfer and conference calling, we offer additional value-added enhanced services to complement our core local and long distance services. These enhanced service offerings include:

     . Internet Access Services, which enable customers to use their available capacity for access to Internet service providers;

     . Data Networking Services, which provide high-speed, broadband services to use for data communications, such as private corporate networks;

     . Digital Subscriber Line Services, which offer high-speed digital subscriber line service to our Internet service provider and business customers through a reseller relationship with one or more major digital subscriber line supplier. We have been providing bundled high-speed services through Covad Communications since the fourth quarter of 1999; and

     . Wireless Broadband Services, which provide wireless high-speed internet access to our customers. We began providing wireless high-speed services through Broadlink Communications in the fourth quarter of 2000.

     Equipment Sales. System design and equipment sales and installation are essential components of our strategy of marketing to small and medium-sized businesses. We offer our business customers technologically advanced systems bundled together with local and long distance services.

Sales and Marketing

     Sales. We have built an experienced direct sales force. Our direct sales force was increased to 134 as of December 31, 2000, from 61 as of December 31, 1999. We recruit salespeople with strong sales backgrounds in our existing and target markets, including salespeople from long distance companies, telecommunications equipment manufacturers, network systems integrators and incumbent local exchange carriers. We plan to continue to attract and retain highly qualified salespeople by offering them an opportunity to work with an experienced management team in an entrepreneurial environment and to participate in the potential economic rewards made available through a results-oriented compensation program that emphasizes sales commissions.

     During the months prior to initiating service in a new market, our salespeople begin pre-selling our services to target customers. This pre-selling effort is designed to shorten the period between the availability of service and the receipt of customer orders and to generate customers in each market who may enter into service agreements before the local Pac-West network becomes operational.

     Marketing. In our existing markets, we seek to position ourselves as a high quality alternative to incumbent local exchange carriers for local telecommunication services by offering network reliability and superior customer support at competitive prices. We have built and intend to continue to build our reputation and brand identity by working closely with our customers to develop services tailored to their particular needs and by implementing targeted advertising and promotional efforts, which will be gradually expanding to mass media.

     Customer and Technical Service. We believe that our ability to provide superior customer and technical service is a key factor in acquiring new customers and reducing churn of existing customers. We have developed a customer service strategy designed to effectively meet the service requirements of our target customers. The principal salesperson for each customer will provide the first line of customer service by identifying and resolving any customer concerns. Customer service representatives and field account managers will provide real time problem identification and resolution and superior customer service. All of these services will be supported by our experienced engineering and technical staff.

Customers

     We focus on providing integrated communications services to Internet service providers, small and medium-sized businesses, enhanced communications service providers, paging companies and call centers, many of which are communications-intensive users. For the three month period ended December 31, 2000, eleven of our top fifteen customers were Internet service providers. Approximately 17% of our accounts receivable as of December 31, 2000 were from these Internet service providers. Management performs ongoing evaluations of the creditworthiness of its customers and monitors collections. As necessary, an allowance for doubtful accounts is recognized for potential uncollectible accounts. During 2000, the Company increased the allowance for doubtful accounts by approximately $2.3 million to $3.0 million as of December 31, 2000. For the years ended December 31, 1998, 1999 and 2000, Internet service providers accounted for approximately 23.3%, 19.3% and 19.3%, respectively, of our revenues, not including reciprocal compensation related to terminating calls to Internet service providers, long-distance services and dedicated transport services.

     In addition to Internet service providers, we have targeted enhanced communications service providers as potential large volume users of our services. Enhanced communications service providers offer unified messaging platforms and fax mail services, in addition to free fax and voicemail services. The characteristics of this market segment not only offer us the potential to sell more trunks and bill more minutes of use but also allow us to improve the utilization of our resources.

     Additional customer market segments we have targeted as potential large volume users of our services include businesses with significant numbers of telecommuters and businesses with substantial customer service call center operations. Businesses with substantial numbers of telecommuters have been targeted with our managed modem product, including our new 64k and 128k integrated services digital network, or ISDN, service as well as our digital subscriber line service, to provide a secure, reliable, reasonably priced remote access service to connect telecommuters with corporate local area networks or LANs.

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

Financial Information about Industry Segments

     Pac-West operates in a single industry segment, telecommunication services. Operations are managed and financial performance is evaluated based on the delivery of multiple communication services to customers over common networks and facilities. Refer to Note 2 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K for information related to revenues by service type.

Seasonality

     There is no seasonality to any of the Company's products or services.

Significant Relationships

     Reciprocal compensation payments from incumbent local exchange carriers accounted for approximately 37%, 58% and 45% of our revenues for the years ended December 31, 1998, 1999 and 2000, respectively. Reciprocal compensation for 1999 includes amounts received in payment for settlements in connection with disputes over previously withheld reciprocal compensation, which amounted to 28% of our total 1999 revenues. The revenues from these carriers are the result of interconnection agreements we have entered into with them that provide for the transport and termination of local telecommunication traffic. Reciprocal compensation payments are currently an important source of revenue for the Company, and as a result, the failure, for any reason, of one or more incumbent local exchange carriers from which we receive reciprocal compensation payments to make such payments in the future could adversely affect our financial condition. Further discussion regarding reciprocal compensation is located under "Regulation - California and Nevada Regulatory Proceedings and Judicial Appeals", and in Note 7 to the accompanying consolidated financial statements under "Reciprocal Compensation and Legal Proceedings". Reciprocal compensation payments from Pacific Bell accounted for approximately 33%, 46% and 35% of our total revenues in 1998, 1999 and 2000, respectively. Reciprocal compensation payments from GTE accounted for approximately 4%, 12% and 10% of our total revenues in 1998, 1999 and 2000, respectively. No other entities accounted for more than 10% of revenues for these periods.

     Pacific Bell, from whom the Company is paid the largest amount of reciprocal compensation, is also the Company's largest source of operating costs, accounting for 50%, 49% and 35% of the Company's operating costs for the years ended December 31, 1998, 1999 and 2000, respectively.

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

     Incumbent Local Exchange Carriers. In each of the markets we target, we will compete principally with the incumbent local exchange carrier serving that area, such as Pacific Bell and GTE in California, and Qwest Communications/US West in Arizona, Colorado, Oregon, Utah and Washington. Some incumbent local exchange carriers, including GTE, are offering long distance services to their local telephone customers. The regional Bell operating companies, including Pacific Bell, are actively seeking removal of federal regulatory restrictions that prevent them from entering the long distance market. Many experts expect the regional Bell operating companies to be successful in entering the long distance market in a few states within the next two years and in most states within a year or two thereafter. We believe the regional Bell operating companies expect to offset market share losses in their local markets by capturing a significant percentage of the long distance market, especially in the residential segment where the regional Bell operating companies' strong regional brand names and extensive advertising campaigns may be very successful. See "Regulation."

     As a relatively recent entrant in the integrated telecommunications services industry, we have not achieved and do not expect to achieve a significant market share for any of our services. In particular, the regional Bell operating companies and other local telephone companies have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than ours, have the potential to subsidize competitive services with revenues from a variety of businesses, have long-standing relationships with regulatory authorities at the federal and state levels, and currently benefit from certain existing regulations that favor the incumbent local exchange carriers over us in certain respects. While recent regulatory initiatives, which allow competitive local exchange carriers such as ourselves to interconnect with incumbent local exchange carrier facilities, provide us with increased business opportunities, such interconnection opportunities have been, and likely will continue to be, accompanied by increased pricing flexibility for, and relaxation of regulatory oversight of, the incumbent local exchange carriers.

     The Federal Communications Commission (FCC) adopted an order in 1999 that provides for increased incumbent local exchange carrier pricing flexibility and deregulation of some access services and provides a framework for increased pricing flexibility of other services based on a showing by the incumbent local exchange carrier that there is facilities-based competition in specified geographic areas. After meeting these requirements, incumbent local exchange carriers will be allowed to offer discounts to large customers through contract arrangements. The order also permits incumbent local exchange carriers to offer new access services by filing tariffs without prior approval and dispensing with the requirement for them to provide cost supports for their pricing. The FCC also issued a Notice of Proposed Rulemaking that would permit added pricing flexibility for local exchange carriers for additional services conditioned on to be determined competitive criteria and initiated an inquiry into whether competitive local exchange carrier access rates should be regulated. Implementation of the FCC's order could have a material adverse effect on us. As purchasers of access services, we may see increased competition for those services which could lower prices we have to pay for such services.

     Competitive Access Carriers/Competitive Local Exchange Carriers/Other Market Entrants. We also face, and expect to continue to face, competition from other current and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange market such as AT&T, MCI Worldcom, and Sprint, and from other competitive local exchange carriers, out-of-region incumbent local exchange carriers, resellers of local exchange services, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users. In addition, a continuing trend toward mergers, acquisitions and strategic alliances in the telecommunications industry could also increase the level of competition we face. Consolidation is also occurring in the incumbent local exchange carrier industry, such as the consolidation of SBC and Ameritech, and between Bell Atlantic and GTE. These types of consolidations and alliances could put us at a competitive disadvantage.

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

     Competition from International Telecommunications Providers. Under the World Trade Organization agreement on basic telecommunications services, the United States and 68 other members of the World Trade Organization committed themselves to opening their respective telecommunications markets to foreign ownership and/or to adopting regulatory measures to protect competitors against anticompetitive behavior by dominant telecommunications companies, effective in some cases as early as January 1998. Although we believe that the World Trade Organization agreement could provide us with significant opportunities to compete in markets that were not previously accessible and to provide more reliable services at lower costs than we could have provided prior to implementation of the World Trade Organization agreement, it could also provide similar opportunities to our competitors. There can be no assurance that the pro-competitive effects of the World Trade Organization agreement will not have a material adverse effect on our business, financial condition and results of operations or that members of the World Trade Organization will implement the terms of the World Trade Organization agreement.

Regulation

     The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Other existing federal and state legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry or the Company, can be predicted at this time. This section also includes a brief description of regulatory and tariff issues pertaining to the operation of the Company's business, which is subject to varying degrees of federal, state and local regulation.

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

     In August 1996, the FCC released an interconnection decision establishing rules implementing the Telecommunications Act of 1996 requirements that incumbent local exchange carriers negotiate interconnection agreements and providing guidelines for review of such agreements by state public utilities commissions. On July 18, 1997, the Eighth Circuit vacated certain portions of the interconnection decision, including provisions establishing a pricing methodology and a procedure permitting new entrants to pick and choose among various provisions of existing interconnection agreements between incumbent local exchange carriers and their competitors. On October 14, 1997, the Eighth Circuit issued a decision vacating additional FCC rules affecting the use of combinations of an incumbent local exchange carriers unbundled network elements. On January 25, 1999, the Supreme Court reversed most aspects of the Eighth Circuit's holdings with respect to FCC jurisdiction and, among other things, declared that the FCC has general authority under the Telecommunications Act of 1996 to promulgate regulations governing local interconnection pricing, including regulations governing reciprocal compensation. The Supreme Court also found that the FCC had the authority to promulgate a pick and choose rule, and upheld most of the FCC's rules governing access to unbundled network elements. The Court, however, remanded to the FCC its designation of unbundled network elements based on the FCC's use of an improper standard to determine whether an unbundled element must be made available. On November 5, 1999, the FCC released an order largely retaining its list of unbundled network elements, but eliminating the requirement that incumbent local exchange carriers provide unbundled access to operator and directory assistance service and determined that in the most dense areas of the top 50 metropolitan areas, in certain circumstances, local switching need not be unbundled. The FCC at the same time added dark fiber to the list of unbundled network elements.

     On July 18, 2000, the Eighth Circuit issued its order concerning the issues left unresolved by the Supreme Court. It vacated the FCC's rules regarding the discount on retail services that incumbent local exchange carriers must provide to competitive local exchange carriers, the costing rules that must be applied in determining the price of unbundled network elements from incumbent local exchange carriers, and the requirement that incumbent local exchange carriers must provision combinations of unbundled network elements that are not already combined. The Supreme Court will hear the latter two issues in its coming term. It is not possible to predict the outcome of that decision.

     The Eighth Circuit decisions and their reversal by the Supreme Court perpetuate continuing uncertainty about the rules governing the pricing, terms and conditions of interconnection agreements. Although state public utilities commissions have continued to conduct arbitrations, and to implement and enforce interconnection agreements during the pendency of the Eighth Circuit proceedings, the Supreme Court's ruling and further proceedings on remand at the Eighth Circuit or the FCC may affect the scope of state commissions' authority to conduct such proceedings or to implement or enforce interconnection agreements. They could also result in new or additional rules being promulgated by the FCC. Given the general uncertainty surrounding the effect of the Eighth Circuit decisions and the decision of the Supreme Court reversing them, there can be no assurance that we will be able to continue to obtain or enforce interconnection terms that are acceptable to us or that are consistent with our business plans.

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

          Dialing Parity. Requires all incumbent local exchange carriers and competitive local exchane carriers to provide "1+" equal access to competing providers of telephone exchange service and toll service, and to provide nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing, with no unreasonable dialing delays.

          Access to Rights-of-Way. Requires all incumbent local exchange carriers and competitive local exchange carriers to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

     ILECs are required to negotiate in good faith with carriers requesting any or all of the above arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request arbitration of the disputed issues by the state regulatory commission. Where an agreement has not been reached, incumbent local exchange carriers remain subject to interconnection obligations established by the FCC and state telecommunication regulatory commissions.

     On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. For example, the FCC established new subsidies for telecommunications and information services provided to qualifying schools and libraries with an annual cap of $2.3 billion and for services provided to rural health care providers with an annual cap of $400 million. The FCC also expanded the federal subsidies for local exchange telephone service provided to low-income consumers. Providers of interstate telecommunications service, such as ourselves, as well as certain other entities, must pay for these programs. Our share of these federal subsidy funds are based on our share of certain defined telecommunications end-user revenues. We paid approximately $8,000 per month in subsidy payments during the first half of 2000, and approximately $12,000 per month in the second half of 2000. Currently, in 2001, we are paying approximately $20,000 per month. To offset this expense, we currently charge our customers a surcharge on all interstate usage, subject to periodic adjustment. The FCC is currently in the process of revising its rules for subsidizing service provided to consumers in high cost areas, which may result in further substantial increases in the overall cost of the subsidy program. Several parties appealed the May 8th order. Such appeals were consolidated and transferred to the United States Court of Appeals for the Fifth Circuit. On July 30, 1999, the Fifth Circuit affirmed most portions of the May 8th order, but remanded certain aspects of the order to the FCC to conduct further proceedings. The FCC and a federal-state joint board also are continuing to examine and revise various aspects of universal service. We cannot predict the effect that further regulatory or judicial revision of the universal service regime will have on our business, financial condition or results of operations.

     The Telecommunications Act of 1996 codifies the incumbent local exchange carriers' equal access and nondiscrimination obligations and preempts inconsistent state regulation. The Telecommunications Act of 1996 also contains special provisions that eliminate the AT&T Antitrust Consent Decree and similar antitrust restrictions on the regional Bell operating companies restricting the regional Bell operating companies from providing long distance services and engaging in telecommunications equipment manufacturing. The Telecommunications Act of 1996 permitted the regional Bell operating companies to enter the out-of-region long distance market immediately upon its enactment. Further, provisions of the Telecommunications Act of 1996 permit a regional Bell operating company to enter the long distance market in its traditional service area if it satisfies several procedural and substantive requirements in those states in which it seeks long distance relief. These requirements include obtaining FCC approval upon a showing that the regional Bell operating company has entered into interconnection agreements or, under some circumstances, has offered to do so. The interconnection agreements must satisfy a 14-point checklist of competitive requirements and the FCC must be satisfied that the regional Bell operating companies' entry into long distance markets is in the public interest. To date, Verizon's application for New York, and SBC's applications for Texas, Kansas and Oklahoma have been granted. A petition for such authority by Verizon for Massachusetts is currently pending before the FCC.

     Under the Telecommunications Act of 1996, any entity, including cable television companies and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. Because implementation of the Telecommunications Act of 1996 is subject to numerous federal and state policy rulemaking proceedings and judicial review, there is still uncertainty as to what impact such legislation will have on us, but it is likely to encourage additional competitive entry in markets we serve.

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

     In October 1996, the FCC adopted an order eliminating the requirement that non-dominant interstate carriers such as ourselves maintain tariffs on file with the FCC for domestic interstate services. This order applies to all non-dominant interstate carriers, including AT&T. The order does not apply to the switched and special access services of the regional Bell operating companies or other local exchange providers. Although the FCC order was stayed by the United States Court of Appeals for the District of Columbia Circuit, that stay has now been lifted. Accordingly, nondominant interstate services providers will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms, and conditions under which they offer their domestic interstate interexchange services. During 2001, we are required to cancel our FCC tariffs as a result of the FCC's orders.

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

     To the extent we provide interexchange telecommunications service, we are required to pay access charges to incumbent local exchange carriers and other competitive local exchange carriers when we use the facilities of those companies to originate or terminate interexchange calls. Also, as a competitive local exchange carrier, we provide access services to other interexchange service providers. The interstate access charges of incumbent local exchange carriers are subject to extensive regulation by the FCC, while those of competitive local exchange carriers are subject to a lesser degree of FCC regulation but remain subject to the requirement that all charges be just, reasonable, and not unreasonably discriminatory. In two orders released on December 24, 1996, and May 16, 1997, the FCC made major changes to the interstate access charge structure. In the December 24th order, the FCC removed restrictions on incumbent local exchange carriers' ability to lower access prices and relaxed the regulation of new switched access services in those markets where there are other providers of access services. If this increased pricing flexibility is not effectively monitored by federal regulators, it could have a material adverse effect on our ability to compete in providing interstate access services. The May 16th order substantially increased the costs that price cap incumbent local exchange carriers subject to the FCC's price cap rules, recover through monthly, non-traffic-sensitive access charges and substantially decreased the costs that price cap incumbent local exchange carriers recover through traffic-sensitive access charges. In the May 16th order, which was upheld on appeal by the United States Court of Appeals for the Eighth Circuit, the FCC also announced its plan to bring interstate access rate levels more in line with costs. On August 5, 1999, the FCC adopted an order granting price cap local exchange carriers additional pricing flexibility, implementing certain access charge reforms, and seeking comment on others. The order provides certain immediate regulatory relief to price cap carriers and sets a framework of "triggers" to provide these companies with greater flexibility to set interstate access rates as competition increases. The order also initiated rulemaking to determine whether the FCC should regulate competitive local exchange carriers access charges. On February 2, 2001, the D.C. Circuit upheld the FCC rules regarding pricing flexibility. The FCC has recently granted pricing flexibility applications for switched access services provided by BellSouth in a number of cities in its service territory. The FCC also granted flexible pricing authority for dedicated transport and special access services provided by SBC entities in certain cities, and for dedicated transport and special access services provided by Verizon entities in certain cities. The manner in which the FCC continues to implement its approach to lowering access charge levels and a decision to regulate competitive local exchange carrier access rates could have a material effect on our ability to compete in providing interstate access services.

         The FCC has made and is continuing to consider various reforms to the existing rate structure for charges assessed on long distance carriers for allowing them to connect to local networks. These reforms are designed to move these "access charges," over time, to lower, cost-based rate levels and structures. These changes will reduce access charges and will shift charges, which had historically been based on minutes-of-use, to flat-rate, monthly per line charges on end-user customers rather than long distance carriers.

On May 31, 2000 the FCC adopted the proposal of the Coalition for Affordable Long Distance Service (CALLS) that significantly restructures and, reduces in some respects, the interstate access charges of the regional Bell operating company (RBOCs), AT&T, and Sprint. Among the more significant regulatory changes established by the CALLS Order, the Bell operating companies (BOCs) are required to reduce switched access charges to an average of $0.0055/minute. Price cap incumbent local exchange carriers are additionally required to eliminate the presubscribed interexchange carrier charge (PICC) as a separate charge and fold it into an increased subscriber line charge (SLC). AT&T and Sprint have committed in this proceeding to pass on access charge reductions to consumers, and to eliminate minimum monthly usage charges. Although the CALLS Order will not apply directly to competitive local exchange carriers, incumbent local exchange carrier reductions in switched access charges may place some downward pressure on competitive local exchange carriers to reduce their own switched access charges. In addition, interexchange carriers (IXCs) other than AT&T and Sprint are not subject to the CALLS Order, but may seek to alter their offerings to conform to AT&T's and Sprint's commitments in this proceeding. A Petition for Reconsideration of the CALLS Order is currently before the FCC.

     On February 26, 1999, the FCC issued a declaratory ruling on the issue of inter-carrier compensation for calls bound to Internet service providers. The FCC ruled that the calls are jurisdictionally mixed, but largely interstate calls. The FCC, however, determined that this issue did not resolve the question of whether inter-carrier reciprocal compensation is owed for such calls under existing interconnection agreements. The FCC noted a number of factors that would allow the state public utilities commissions to continue to require the payment of reciprocal compensation. Since the issuance of the FCC decision, more than 30 states have issued decisions either initially or on reconsideration of existing decisions. In twenty-four states, the commission determined compensation is owed. Massachusetts, New Jersey, South Carolina, Louisiana, Arizona, Colorado, and Iowa are the only states to find reciprocal compensation does not apply. On March 24, 2000, the U.S. Court of Appeals for the District of Columbia vacated the FCC's declaratory ruling and remanded the matter to the FCC. The Court determined that the FCC has not provided a reasoned basis for treating calls to Internet service providers differently from other local calls. We cannot predict the impact of the FCC's and the Court's ruling on existing state decisions, the outcome of pending appeals or future litigation on this issue.

     In February 2000, the FCC also initiated a rulemaking to establish a federal rate for calls to Internet service providers. To date, the FCC has not issued any rules establishing such rates. A number of states, including Colorado and California, have initiated proceedings regarding intercarrier compensation issues.

     On March 5, 2001, the United States Supreme Court granted certiorari to hear issues pertaining to state commission decisions enforcing reciprocal compensation provisions in interconnection agreements. In a case on appeal from the United States Court of Appeals for the Seventh Circuit, the Supreme Court will hear argument related to the participation of state commissioners in federal appeal proceedings and whether interconnection agreement enforcement actions may be appealed to federal court. We cannot predict the Supreme Court's decisions on these issues.

     The FCC recently adopted new rules designed to make it easier and less expensive for competitive local exchange carriers to obtain collocation in central offices, by among other things, restricting the incumbent local exchange carrier's ability to prevent certain types of equipment from being collocated and requiring incumbent local exchange carriers to offer alternative collocation arrangements which will be less costly. On March 17, 2000 the U.S. Court of Appeals for the D.C. Circuit vacated those portions of the FCC's expanded collocation risks that permitted competitive local exchange carriers to collocate equipment that contained functions in addition to those necessary for interconnection or access to unbundled network elements. The Court, while upholding the FCC's authority to require less costly forms of collocation, rejected the FCC's effort to leave the choices of space in the incumbent local exchange carrier central offices to the competitive local exchange carrier. The Court vacated the rules in part and remanded to the FCC, the issue of what equipment is necessary for interconnection and access to unbundled network elements.

     In August 1998, the FCC determined that advanced services are telecommunications services subject to regulation under Sections 251 and 252 of the Telecom Act. In the same order, the FCC issued a notice of proposed rulemaking on terms for the provision of such services on a separate subsidiary basis. Permitting incumbent local exchange carriers to provision data services through separate affiliates with fewer regulatory requirements could have a material adverse impact on our ability to compete in the data services sector. The FCC imposed conditions on the merger of SBC with Ameritech in October 1999 that permit the provisioning of advanced data services via separate subsidiaries pursuant to various requirements.

The D.C. Circuit vacated the separate subsidiary requirement on January 9, 2001. We cannot predict whether these requirements will ultimately prove enforceable, nor whether they will deter anticompetitive conduct if they are enforceable.

     On November 18, 1999 the FCC also adopted a new order requiring incumbent local exchange carriers to provide line sharing, which would allow competitive local exchange carriers to offer data services over the same lines that a consumer uses for voice services without the competitive local exchange carrier having to offer voice services. While we expect these new rules will be beneficial to competitive local exchange carrier's, we cannot be certain that these new rules will be implemented by the incumbent local exchange carrier's in a favorable manner. Moveover, these rules have been appealed. We cannot predict that the outcome of these rules on our business.

     The FCC and many state public utilities commissions have implemented rules to prevent unauthorized changes in a customer's pre-subscribed local and long distance carrier services (a practice commonly known as "slamming.") Pursuant to the FCC's slamming rules, a carrier found to have slammed a customer is subject to substantial fines. In addition, the FCC's slamming rules were revised effective November 2000 to include new provisions governing liability for slamming, and provisions allowing state public utilities commissions to elect to administer and enforce the FCC's slamming rules. These new slamming liability rules substantially increase a carrier's possible liability for unauthorized carrier changes, and may substantially increase a carrier's administrative costs in connection with alleged unauthorized carrier changes (even if the carrier can provide valid proof that such changes were authorized). Under the new rules, carriers must immediately remove from the customer's bill all charges incurred within 30 days following an alleged slam. If the FCC (or the relevant state public utilities commission) determines that the carrier has slammed the customer, and the customer has not yet paid the bill, the customer will be absolved from any charges for the first 30 days following the slam (whereas if the carrier provides clear and convincing proof that the consumer authorized the change, the carrier may re-bill the customer.) If the FCC (or relevant state public utilities commission) determines that a carrier has slammed a customer and the customer has already paid the unauthorized carrier, the unauthorized carrier must remit to the authorized carrier 150% of all payments received from a slammed customer. The authorized carrier must in turn remit 50% of the amount received from the unauthorized carrier back to the slammed customer. The new slamming liability rules have been appealed to the United States Court of Appeals for the District of Columbia Circuit. We cannot predict the effect that these new liability rules will have on our business. The FCC also issued revised rules in August 2000 that are expected to become effective in April 2001, or shortly thereafter, regarding the procedures for changing a subscriber's pre-subscribed carrier, and establishing new carrier reporting and registration requirements.

     State Regulation:  General Framework

     State regulatory agencies have regulatory jurisdiction when Pac-West facilities and services are used to provide intrastate services. A significant portion of our current traffic is classified as intrastate and therefore subject to state regulation. To provide intrastate services, we generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements. We have obtained such certificates to provide local exchange and intrastate toll service in California, Nevada, Washington, Oregon, Arizona, Colorado, Texas, Idaho, Utah and New Mexico. Most states in which we operate, or propose to operate, also require us to seek approval for any transfers of control.

     The implementation of the Telecommunications Act of 1996 is subject to numerous state rulemaking proceedings on these issues. Thus, it is difficult to predict how quickly full competition for local services, including local dial tone, will be introduced. Furthermore, the Telecommunications Act of 1996 provides that state public utilities commissions have significant roles in determining the content of interconnection agreements, including the responsibility to conduct the mandatory arbitration proceedings called for by the Telecommunications Act of 1996. The actions of the state public utilities commissions are subject to the Telecommunications Act of 1996 and, in several respects, the FCC's interpretations thereof.

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

The action challenges the legality of the California Public Utilities Commission decisions regarding reciprocal compensation as discussed above. We and the other defendants filed motions to dismiss on a variety of grounds, and defendant MCI Worldcom filed a motion for judgment on the pleadings. The district court heard argument on the motions on January 21, 2000, and took the motions under submission on that day. If the district court denies the motions, we expect all parties to move for summary judgment and for the district court to resolve the case by summary judgment. On October 6, 1999, Pacific Bell sued the California Public Utilities Commission and its members in the U.S. District Court for the Northern District of California. Pacific Bell's lawsuit, like GTE's, challenges the legality of the California Public Utilities Commission October 22, 1998 decision. We and other competitive local exchange carriers moved to intervene in this case as defendants, and the parties did not oppose those motions. The district court has taken the motions to intervene under submission. The California Public Utilities Commission has moved to dismiss the case. The district court heard arguments on that motion on January 21, 2000, and has taken the motion under submission.

     On November 16, 1998, Pacific Bell filed a Petition for Arbitration of an interconnection agreement in accordance with Section 252(b) of the Telecommunications Act of 1996. This agreement would have replaced the interconnection agreement which was executed in 1996. On June 24, 1999, the California Public Utilities Commission adopted a decision (D.99-06-088) which adopted the terms of the interconnection agreement between us and Pacific Bell resulting from the arbitration process commenced by the petition. The decision provides that until such time as the October 1998 decision regarding reciprocal compensation is modified, reciprocal compensation is payable by Pacific Bell for calls to Internet service provider customers of Pac-West. The decision also adopts per minute rate levels for reciprocal compensation based on Pacific Bell's approved costs, which rate levels are substantially lower than the rates under the 1996 interconnection agreement. The parties were ordered to sign an interconnection agreement incorporating these and other results of the arbitration process, and the new interconnection agreement became effective on June 29, 1999. Pacific Bell requested a rehearing of this matter and on October 6, 1999, filed an appeal in federal district court in San Francisco with respect to this decision, although they have paid the full amount of our billings for calls since the effective date of the new agreement. Other competitive local exchange carriers have moved to intervene in this case as defendants. The parties did not oppose these motions. The district court has taken the motions to intervene under submission. The California Public Utilities Commission has moved to dismiss this case. The district court heard arguments on that motion on January 21, 2000, and has taken the motion under submission.

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

     We expect that reciprocal compensation will continue to represent a significant portion of our revenues in the future although the per minute reciprocal compensation rate may decline significantly in the future. We and GTE of California are currently in the process of renegotiating our interconnection agreement and the terms of our reciprocal negotiations, or any arbitration under
Section 252 which may occur in the absence of successful negotiations.

     Rating and Routing of Calls. On September 3, 1999, the California Public Utilities Commission released a decision finding that carriers can provide customers with local telephone numbers for rate centers in which the customer is not located and where a carrier has no physical facilities. The decision deferred the resolution of intercarrier compensation issues in such circumstances to further evidentiary proceedings. In February 2000, the Commission combined this proceeding with the generic rulemaking it commenced to explore its future policy with respect to reciprocal compensation described above. While the ultimate results of this proceeding are unknown, we expect that we will not be prohibited from providing service using this method, although the reciprocal compensation rate may be lessened.

     Nevada, Colorado and Utah Regulatory Proceedings and Judicial Appeals

     On October 12, 1998, we filed a petition for arbitration of an interconnection agreement with Nevada Bell and the Public Utilities Commission of Nevada in accordance with Section 252(b) of the Telecommunications Act of 1996. The issues in this arbitration generally concerned whether reciprocal compensation is payable for calls placed to Internet service providers and whether reciprocal compensation is payable for a local-rated call placed by a dialing party in one local calling area that is routed to a second local calling area for completion. On April 8, 1999, the Public Utilities Commisison of Nevada held that calls placed to Internet service providers are subject to reciprocal compensation in the same manner as other calls. The Public Utilities Commission of Nevada also held that, under current Nevada regulatory policy, calls routed from one local calling area to another local calling area for completion should not be deemed local calls.

     Due to the geographic centralization of Nevada populations within large local calling areas, we do not believe that the Public Utilities Commission of Nevada's ruling on the classification of local calls will have a material effect on our planned operations in Nevada.

     On September 2, 1999, Nevada Bell sued in U.S. District Court in Reno, Nevada to reverse the decision of the Public Utilities Commission of Nevada. The defendants in that case are Pac-West, the Public Utilities Commission of Nevada and two of its three members, and another competitive local exchange carrier. The Court accepted a stipulation of the parties to resolve the case by summary judgment or by other dispositive motion. On March 1, 2000, Pac-West, the other competitive local exchange carrier, and the Public Utilities Commission of Nevada filed motions for summary judgment to affirm the decision. On the same date, Nevada Bell filed a motion for summary judgment to reverse the decision. Briefing is completed. On March 21, 2001, the Court remanded the decision of the Public Utilities Commission back to the Commission on procedural grounds.

     On October 10, 2000, the Colorado public utilities commission commenced workshops in a generic proceeding to develop its prospective policy regarding reciprocal compensation. On November 9, 2000, the Utah Public Utilities Commission opened a generic proceeding to develop its prospective policy regarding reciprocal compensation. We cannot predict the outcome of the Colorado or Utah proceedings, future appeals or additional pending cases involving related issues, or of the applicability of such proceedings to our interconnection agreements in those states. As a result, no assurance can be given that we will continue to collect reciprocal compensation or whether we will be entitled to reciprocal compensation for these types of calls in the future.

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

Employees

     As of December 31, 2000, we had 693 full time employees. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. None of our employees are currently represented by a collective bargaining agreement. We also believe that we enjoy good relationships with our employees.

ITEM 2. PROPERTIES

     We are headquartered in Stockton, California and lease offices and space in a number of locations primarily for sales offices and network equipment installations. As of December 31, 2000, we had 37 premise leases. The table below lists our material facilities:

                                                                                                        Approximate
Location                         Use                                              Lease Expiration     Square Footage
- --------                         ---                                              ----------------     --------------
Stockton, CA                     Corporate and administrative offices             September 2007           43,600
Stockton, CA                     Switching facility                                    June 2002           33,000
Oakland, CA                      Switching facility                                November 2003            9,971
Los Angeles, CA                  Switching facilities                             September 2006           14,520
Las Vegas, NV                    Switching facility                                  August 2009           12,065
Tukwila (Seattle area), WA       Switching facility                                December 2009           16,851
Thornton (Denver area), CO       Switching facility                                   March 2010           24,316
Phoenix, AZ                      Switching facility                                   April 2010           12,321
West Valley City (Salt Lake
   City area), UT                Switching facility                                December 2010           12,711

     We believe that our leased facilities are suitable and adequate to meet our current needs in the markets in which we currently operate. Additional facilities will be required as our business in existing markets grow and we expand into new markets. Each of our material leases is extendable at our option. Our Stockton, California switching facility lease is extendable for five two-year periods, and all other leases in the table above are extendable for two five-year periods.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings, including the Pacific Bell, GTE and California Public Utilities Commission proceedings, and the Nevada Bell and Public Utilities Commission of Nevada proceeding related to reciprocal compensation payment and other interconnection agreement issues. See "Business - Regulation."

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In connection with the Company's initial public offering of its common stock, trading of our common stock began on the Nasdaq National Market System under the symbol "PACW" on November 4, 1999. The following table represents the quarterly high and low closing sale prices of the Company's common stock for the year ended December 31, 2000 and 1999 (from and including November 4, 1999) as reported by the Nasdaq stock market.

                            ---------2000---------              ---------1999--------
                   -----------------------------------------------------------------------
                           High                Low              High              Low
                   -----------------------------------------------------------------------
First quarter      $       40.13      $       22.13      $       ---      $       ---
Second quarter     $       28.50      $       14.75      $       ---      $       ---
Third quarter      $       22.38      $        9.00      $       ---      $       ---
Fourth quarter     $       11.95      $        2.06      $      29.38     $      18.44

          As of March 1, 2001 the number of shareholders of record of the Company's common stock was 521.

     We have not declared any cash dividends on our common stock during the fiscal year 1999 and 2000, and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Declaration or payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, our ability to pay dividends on the common stock is restricted by the provisions of our senior credit facility and our senior notes indenture.

     We have issued securities in the following transactions, each of which, unless otherwise indicated, was intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) or Regulation D thereunder.

     On February 2, 2000, we issued 442,103 shares of common stock with an aggregate value of $8,400,000 to the former shareholders of Installnet, Inc. and two related companies in exchange for their interests in the three companies.

     On October 5, 2000, we issued 36,136 shares of common stock with an aggregate value of $586,848 to BTC Corp in exchange for certain assets of BTC Corp.

     On November 29, 2000, we issued 13,548 shares of common stock with an aggregate value of $160,000 to CJ Transition Inc. in exchange for certain assets of Communications Specialists Inc.

ITEM 6. SELECTED FINANCIAL DATA

     This section presents selected historical financial data of the Company. You should read carefully the consolidated financial statements, related notes thereto, and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected data in this section is not intended to replace the consolidated financial statements.

     On October 1, 1996, we began operations when our predecessor company transferred its telephone and answering service divisions to Pac-West. As a result, this Form 10-K includes financial data for the period from our commencement on October 1, 1996 to December 31, 1996, and for the years ended December 31, 1997, 1998, 1999 and 2000. Due to the significant changes in our operations since September 30, 1996, we believe that the financial information of our predecessor's telephone and answering service divisions is not directly comparable to our current results of operations.

     Except as discussed below, we recognize revenues for telecommunications services when service is provided. Reciprocal compensation is recognized as revenue only to the extent received in cash or when collectibility is reasonably assured. See Revenue Recognition in Note 2 to the accompanying consolidated financial statements and Note 7 to the accompanying consolidated financial statements under Reciprocal Compensation and Legal Proceedings and "Regulation - California, Nevada, Colorado and Utah Regulatory Proceedings and Judicial Appeals" in Item 1 of this Form 10-K.

     Adjusted EBITDA represents earnings before interest, net; income taxes; depreciation and amortization; and income or loss on asset dispositions; further adjusted for the costs of merger and recapitalization; transaction bonuses and consultant's costs; cumulative effect of changes in accounting principle; and the extraordinary item. Included in other (income) expense, net is interest income of $(15,000), $(5,000), $(90,000), $(327,000), $(3,690,000) and
$(7,564,000), and (income) loss on asset dispositions, net of $(19,000), $16,000, $(29,000) $(3,000), $0 and $580,000 for the predecessor telephone and answering service divisions for the nine month period ended September 30, 1996, and for Pac-West for the period from commencement on October 1, 1996 to December 31, 1996 and for the years ended December 31, 1997, 1998, 1999 and 2000, respectively. Although EBITDA is not a measure of financial performance under generally accepted accounting principles, we believe it is a common measure used by analysts and investors in comparing a company's results with those of similar companies as well as to evaluate the capacity of a company to service its obligations. The Company adopted SEC Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements" in the fourth quarter of 2000, retroactive to January 1, 2000. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. (See Note 2 in the accompanying notes to the consolidated financial statements for further discussion.)


                                                        Predecessor
                                                       Telephone and                Pac-West Telecomm, Inc.
                                                         Answering
                                                      Service Divisions
                                                      ----------------- ---------------------------------------------------------
                                                                          Period from
                                                                          Commencement
                                                           Nine Month      on Oct. 1,
                                                          Period Ended       1996                      Year Ended
                                                          September 30,    to Dec. 31,                December 31,

                                                               1996           1996        1997         1998      1999       2000
                                                         ---------------     -------     ------       ------   --------     ----
                                                          (in thousands)             (in thousands, except per share amounts)
Statements of Operations Data:
Revenues................................................     $ 8,737         $ 4,232     $29,551    $ 42,211  $  95,505   $139,090
Costs and expenses:
  Operating costs.......................................       4,202           2,064      12,060      15,344     20,510     42,388
  Selling, general and administrative:
    Selling, general and administrative.................       3,123           1,519       7,367      10,779     22,855     54,026
    Transaction bonuses and consultant's costs (1)......          --              --          --       3,798         --         --
  Depreciation and amortization.........................         549             299       2,204       4,106      8,689     20,905
                                                             -------         -------     -------    --------  ---------   --------
    Income from operations..............................         863             350       7,920       8,184     43,451     21,771
Interest expense........................................          33             105         932       4,199     18,124     18,932
Gain on disposal of answering service division..........          --              --        (385)         --         --         --
Costs of merger and recapitalization (1)................          --              --          --       3,004         --         --
Other (income) expense, net.............................         (34)             11        (119)       (330)    (3,690)    (6,984)
                                                             -------         -------     -------    --------  ---------   --------
    Income before provision for income taxes,
      extraordinary item and cumulative effect of
      change in accounting principle....................         864             234       7,492       1,311     29,017      9,823
Provision for income taxes..............................         345              94       2,997       1,561     13,111      4,791
                                                             -------         -------     -------    --------  ---------   --------
    Income (loss) before extraordinary item and cum-
      ulative effect of change in accounting principle..         519             140       4,495        (250)    15,906      5,032
Extraordinary item--loss on early extinguishment of
   debt, net of income tax benefit of $278 (1)..........          --              --          --        (417)        --         --
Cumulative effect of change in accounting principle,
   net of income tax benefit of $943 (2)................          --              --          --          --         --     (1,415)
                                                             -------         -------     -------    --------  ---------   --------
Net income (loss).......................................     $   519         $   140     $ 4,495    $   (667) $  15,906   $  3,617
                                                             =======         =======     =======    ========  =========   ========
Income (loss) per share before extraordinary item and
   cumulative effect of change in accounting
   principle:
   Basic................................................                     $  1.00     $ 32.11    $  (0.30) $    0.59   $   0.14
   Diluted..............................................                     $  1.00     $ 32.11    $  (0.30) $    0.56   $   0.13
Net income (loss) per share:
   Basic................................................                     $  1.00     $ 32.11    $  (0.38) $    0.59   $   0.10
   Diluted..............................................                     $  1.00     $ 32.11    $  (0.38) $    0.56   $   0.10
Weighted average shares outstanding:
   Basic................................................                         140         140       5,244     20,173     35,838
   Diluted..............................................                         140         140       5,244     21,294     37,662

Other Financial Data:
Adjusted EBITDA.........................................     $ 1,412         $   649     $10,124    $ 16,088  $  52,140   $ 42,676
Adjusted EBITDA margin %................................        16.2%           15.3%       34.3%       38.1%      54.6%      30.7%
Cash provided by (used in):
   Operating activities.................................     $ 1,092         $    75     $ 5,876    $ 12,033  $  41,439   $ 41,762
   Investing activities.................................      (2,523)         (1,682)     (6,619)    (42,031)  (135,966)   (67,841)
   Financing activities.................................       1,778           1,549       3,658      41,631    161,979         66

Balance Sheet Data (as of period end):
Cash and cash equivalents...............................     $   746         $   688     $ 3,603    $ 15,236  $  82,688   $ 56,675
Short-term investments..................................          --              --          --          --     70,138     43,904
Restricted cash.........................................          --              --          --          --     10,087         --
Working capital.........................................         626             398       2,598      15,532    151,492     72,932
Property and equipment, net.............................       5,883           9,483      19,079      57,294    105,189    201,514
Total assets............................................       8,641          12,966      27,528      82,493    290,100    360,792
Total long-term debt and capital leases.................       2,536           5,690      12,206     100,116    150,017    165,459
Convertible redeemable preferred stock, including
   accrued cumulative dividends of $1,324 in 1998.......          --              --          --      46,324         --         --
Stockholders' equity (deficit)..........................       4,037           4,177       8,672     (74,113)   106,250    119,757

(1) Transaction bonuses and consultant's costs, costs of merger and recapitalization, and the extraordinary item all relate to our recapitalization described in Note 1 to the accompanying consolidated financial statements.

(2) Reflects effect of the adoption of SAB 101 in the fourth quarter of 2000, retroactive to January 1, 2000. See Note 2 to the accompanying consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Pac-West is a rapidly-growing provider of integrated communications services in the western United States. Our customers include Internet service providers, small and medium-sized businesses and enhanced communications service providers, many of which are communications intensive users. Our predecessor, also known as Pac-West Telecomm, Inc., began selling office phone systems in 1980 and reselling long distance service to small and medium-sized businesses and residential customers in 1982. Beginning in 1986, our predecessor began offering paging and telephone answering services to its customers. Effective September 30, 1996, our predecessor transferred its telephone and answering service divisions to us. Prior to September 30, 1996, we did not conduct any operations and, since that time, we have disposed of the answering service division and have focused our business strategy on operating as a provider of integrated communications services. As discussed in Note 1 to the accompanying consolidated financial statements, we acquired the customer base and certain assets of Napa Valley Telecom (Napa Telecom) in January 2000, acquired all of the oustanding stock of Installnet, Inc. and two related companies (collectively, Installnet) in February 2000, acquired the customer base and certain assets of BTC Corp (Baron Telecommunications) in September 2000, and acquired the customer base and assets of Communications Specialists, Inc. (CSI) in November 2000. Each of these acquisitions has been included in our results of operations from the date of acquisition.

     For the years ended December 31, 1999 and 2000, recognizing compensation from other communications companies for completing their customers' calls only to the extent such compensation was actually received in cash, or collectibility was reasonably assured, we had net revenues of approximately $95.5 million and $139.1 million, respectively, and adjusted EBITDA of approximately $52.1 million and $42.7 million, respectively.

     As of December 31, 2000, we had 185,524 lines in service, a 76% increase from December 31, 1999. For the year ended December 31, 2000, our minutes of use were 23.7 billion, an increase of 56% over 1999.

Factors Affecting Operations

     Revenues. We derive our revenues from monthly recurring charges, usage charges, amortization of initial non-recurring charges and telephone equipment sales and service. Monthly recurring charges include the fees paid by customers for lines in service and additional features on those lines, as well as equipment collocation services. Usage charges consist of fees paid by end users for each call made, fees paid by incumbent local exchange carriers as reciprocal compensation for completion of their customers' calls through Pac-West, and access charges paid by carriers for long distance traffic terminated by Pac-West. Initial non-recurring charges are paid by end users, if applicable, for the initiation of our service. Initial non-recurring charges include payments received for installation services. The Company's adoption of SAB 101 changed the timing of when revenue is recognized for non-refundable up-front payments received for installation services. Historically, these amounts have been recognized in the period received. Under the revised revenue recognition policy, these payments, and related costs up to the amount of revenues, are recognized as revenue and expense ratably over the the term of the service contracts, generally 24 to 36 months. Any costs in excess of recognized revenues are expensed in the current period.

     We derive a substantial portion of our revenues from reciprocal compensation paid by incumbent local exchange carriers with which we have interconnection agreements. Reciprocal compensation revenues increased significantly in recent fiscal quarters as a result of increasing inbound call volume from our Internet service providers and other customers. For the years ended December 31, 1998, 1999 and 2000, recorded reciprocal compensation accounted for approximately 37, 58% and 45%, respectively, of our revenues. From 1997 through 1999, two incumbent local exchange carriers with which we have interconnection agreements, Pacific Bell and GTE, refused to pay that portion of reciprocal compensation due under their prior agreements that they estimated was the result of inbound calls terminating to Internet service providers. These incumbent local exchange carriers contended that such Internet service provider calls are not local calls within the meaning of their respective interconnection agreements and claimed that no reciprocal compensation was therefore payable.

The total reciprocal compensation withheld by Pacific Bell and GTE and not included in revenues was $32.6 million for the year ended December 31, 1998. Pacific Bell discontinued withholding amounts as of June 29, 1999 and GTE discontinued withholdings as of October 1, 1999. The amounts withheld in 1999 prior to these dates aggregated $29.9 million. On September 9, 1999, Pac-West entered into a settlement agreement with Pacific Bell regarding all of our outstanding claims for unpaid reciprocal compensation under our prior interconnection agreement. Under the terms of the settlement agreement, Pacific Bell agreed to pay $20.0 million to Pac-West and $20.0 million to certain stockholders of Pac-West as of the date of the recapitalization in settlement of those claims. As a result of these payments, the terms of our September 1998 recapitalization requiring additional distributions to certain of our shareholders have been satisfied. In October 1999, GTE paid all amounts withheld totaling $6,308,000.

     On June 24, 1999, the California Public Utilities Commission adopted a decision in an arbitration proceeding between us and Pacific Bell which held that reciprocal compensation would be payable for Internet service provider calls under our new interconnection agreement with Pacific Bell which became effective on June 29, 1999. Pacific Bell has paid the full amount of our billings for calls since the effective date of the new agreement. On August 25, 1999, we, along with the commissioners of the California Public Utilities Commission and others, were named as a defendant in an action filed by GTE California. The action challenges the legality of the California Public Utilities Commission's decision regarding reciprocal compensation as discussed above. We intend to seek dismissal of the action or otherwise contest the claims of GTE California. The obligation of GTE or other local exchange carriers to pay this reciprocal compensation under its current agreement is currently under review by both state and federal regulators.

     While the incumbent local exchange carriers have been paying us the full amount of our reciprocal compensation billings since the latter half of 1999, some of these payments may be subject to a reservation of rights to appeal and incumbent local exchange carriers may contest or seek subsequent reimbursement of amounts previously paid by them for reciprocal compensation.

     We expect that reciprocal compensation will continue to represent a significant portion of our revenues in the future. We are currently negotiating and implementing new interconnection agreements and the terms of the related reciprocal compensation. The per minute reciprocal compensation rate we receive from Pacific Bell under our current agreement is significantly lower than it was under our previous agreement. Based on current market conditions, we expect the per minute reciprocal compensation rate will continue to decline from historic rates under interconnection agreements in the future.

     Operating Costs. Operating costs are comprised primarily of leased transport charges, usage charges for long distance and intrastate calls and, to a lesser extent, reciprocal compensation related to calls that originate with a Pac-West customer and terminate on the network of an incumbent local exchange carrier or other competitive local exchange carrier. Our leased transport charges are the lease payments we incur for the transmission facilities used to connect our customers to our switch and to connect to the incumbent local exchange carrier and other competitive local exchange carriers. Our strategy of leasing rather than building our own transport facilities results in our operating costs being a significant component of total costs.

     Selling, General and Administrative Expenses. Our recurring selling, general and administrative expenses include network development, administration and maintenance costs, selling and marketing, customer service, information technology, billing, corporate administration and personnel.

Results of Operations

     The following table summarizes the results of operations as a percentage of revenues for Pac-West for the years ended December 31, 1998, 1999 and 2000. Selling, general and administrative expenses and income from operations for the year ended December 31, 1998 include $3.8 million of one-time transaction bonuses and consultant's costs. Excluding these transaction bonuses and consultant's costs, selling, general and administrative expenses were 25.5% of revenues and income from operations was 28.4% of revenues for that period. The net loss for 1998 includes the costs of the recapitalization of $3.0 million, transaction bonuses and consultant's costs of $3.8 million and the extraordinary loss on early extinguishment of debt of $0.7 million before income tax benefit.

Revenues for the year ended December 31, 1999 include a settlement received in connection with previously withheld reciprocal compensation of $26.3 million. Net income for 2000 includes a charge related to a change in accounting principle upon the Company's adoption of SAB 101 of $(1.4) million, net of income tax benefit of $0.9 million.


                                                       Year Ended December 31,
                                                       -----------------------
                                                       1998      1999     2000
                                                       ----      ----     ----
     Statements of Operations Data:
     Revenues.....................................    100.0%     100.0%   100.0%
     Operating costs..............................     36.4       21.5     30.5
     Selling, general and administrative expenses.     34.5       23.9     38.8
     Depreciation and amortization expense........      9.7        9.1     15.0
     Income from operations.......................     19.4       45.5     15.7
     Net income (loss)............................     (1.6)      16.7      2.6

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Consolidated revenues for the year ended December 31, 2000 increased $43.6 million to $139.1 million from $95.5 million for the same period ended in 1999, which included settlement payments totaling $26.3 million received in connection with previously withheld reciprocal compensation. The increase in revenues is primarily attributed to an increase of $6.9 million in paid local interconnection revenues, an increase of $3.2 million in switched access charges, an increase of $8.5 million and $3.5 million in recurring charges and installation charges billed directly to Internet service providers and business customers, respectively, an increase of $7.6 million in local and long distance usage revenues, an increase of $2.6 million in dedicated transport revenues and $8.6 million in product and service revenues from Installnet, which we acquired in February 2000.

     In 1999, we activated a new higher capacity switch in Oakland, installed a second switching system at our Los Angeles facility, while continuing to expand the switching capacity of the existing Los Angeles facility, and completed construction of a switching facility in Las Vegas and near Seattle, Washington. In 2000, we increased the capacity of our switching facilities in Oakland and Stockton and completed new switching facilities in, or near, Phoenix, Arizona, Denver, Colorado and Salt Lake City, Utah. As a result of additional switching facilities, increased utilization of expanded switch capacities and acquisitions completed during 2000, our revenues for the twelve month period ended December 31, 2000 increased 46% from the same period ended 1999. Additionally, we increased the number of access lines to small and medium-sized businesses to 47,645 as of December 31, 2000, an increase of 101% from the same period ended in 1999. The Company attributed this growth to the increased size of its sales force and continued strong demand from customers for bundled communications services.

     The total number of access lines in service increased 76% to 185,524 as of December 31, 2000 from 105,147 as of December 31, 1999. Billable minutes of use were 23.7 billion for the twelve months ended December 31, 2000, up 56% from
15.2 billion billed during the same period in 1999.

     The number of inbound local calls and minutes subject to reciprocal compensation revenues in accordance with interconnection agreements increased 34% and 78%, respectively, for the year ended December 31, 2000 over 1999. The significant increases in inbound local calls and minutes, partially offset by payments of previously withheld reciprocal compensation in 1999, resulted in a $6.9 million or 12% increase in paid interconnection revenues for the year ended December 31, 2000 over 1999. Excluding the 1999 settlement of $26.3 million for comparative purposes, these revenues increased 114%. Additionally, revenues from switched access charges increased $3.2 million, or 126%.

     Direct billings to Internet service providers increased during the twelve months of 2000 by $8.5 million, or 46%, from the same period in 1999. Lines in service to Internet service providers increased from 76,596 lines at December 31, 1999 to 126,762 lines at December 31, 2000, an increase of 65%.

     Direct billings to small and medium-sized business customers increased during 2000 by $3.5 million, or 177%, from the same period in 1999. Lines in service to these customers increased from 17,163 lines at December 31, 1999 to 34,436 lines at December 31, 2000, an increase of 101%.

     The $7.6 million increase in outbound local and long distance revenues, including 800 number and travel card calls, represented a 96% increase in 2000 over 1999. This increase is directly related to internal growth and the acquisition of Napa Telecom customers, acquired in January 2000. The Company continues to focus on providing services to high-volume, telecommunication intensive users and to small and medium-sized businesses.

     The $2.6 million, or 50%, increase in dedicated transport revenues primarily relates to increased data networking services for private corporate networks.

     Our consolidated operating costs for 2000 increased $21.9 million to $42.4 million from $20.5 million in 1999. This increase in costs was primarily due to an increase in network operations associated with a higher level of telecommunications activity. In addition, we continued to make significant investments in our telephone infrastructure to accommodate the future growth of our communications services. Excluding the reciprocal compensation settlement of $26.3 million in 1999, costs of sales and operating costs represented 30% of revenues for both years.

     Our consolidated selling, general and administrative expenses for the year ended December 31, 2000 increased $31.2 million to $54.0 million from $22.9 million in 1999. The increase in selling, general and administrative expenses was primarily the result of additional payroll expenses incurred in connection with the retention of employees acquired from acquisitions and the hiring of additional employees to accommodate growth in our business, including 110 additional employees in our sales and marketing departments; 57 additional network employees; 96 additional service technicians; 59 additional customer service representatives; and 100 additional employees in other administration and information technology functions. These new hires increased the total number of Pac-West employees from 271 at December 31, 1999 to 693 at December 31, 2000. In addition, selling, general and administrative expenses for the year ended December 31, 2000 include approximately $989,000 of provision for doubtful accounts, an increase of $714,000 over 1999. Excluding the reciprocal compensation settlement of $26.3 million in 1999, our selling, general and administrative expenses were 39% and 33% of revenues for the years ended December 31, 2000 and 1999, respectively.

     Our consolidated depreciation and amortization expense for the year ended December 31, 2000 increased $12.2 million to $20.9 million from $8.7 million for the same period in 1999. Depreciation and amortization as a percentage of revenues increased to 15% for the year ended December 31, 1999 from 13%, excluding the reciprocal compensation settlement of $26.3 million in 1999. The increase in depreciation and amortization expense was primarily due to additional depreciation expense incurred on purchases of equipment between periods. During the twelve months ended December 31, 2000, the Company purchased an additional $69.3 million of equipment, excluding $21.3 million of purchases under a capital lease facility and $23.0 million of dedicated fiber optics circuits purchased in June 2000, which we have not started depreciating as they have not yet been placed in service.

     Our consolidated interest expense for the year ended December 31, 2000 increased $0.8 million to $18.9 million from $18.1 million in 1999. Interest expense over these two periods is related to the $150 million senior notes issued on January 29, 1999, including amortization over 10 years of the related deferred financing costs associated with that offering. Interest expense is net of amounts capitalized of $2.5 million and $2.3 million for the years ended December 31, 2000 and 1999, respectively.

     Our consolidated interest income for the year ended December 31, 2000 increased $3.9 million to $7.6 million from $3.7 million for the same period in 1999. In November 1999, the Company received $118.1 million net proceeds from the initial public offering of our common stock which resulted in higher cash balances between periods. Interest income includes realized gains and losses on investments.

     Our effective income tax rate for the year ended December 31, 2000 and 1999 was 49% and 45%, respectively. These tax rates reflect the applicable federal and state statutory income tax rates along with the tax impact of the non-deductibility of certain acquisition-related amortization expense and the tax impact of the reciprocal compensation settlement in 1999.

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

     In the third quarter of 1998, we installed new higher capacity switches at our Stockton and Los Angeles switching sites. During the fourth quarter of 1998, we expanded switch capacity to existing and new customers. In the second quarter of 1999, we activated a new higher capacity switch in Oakland and continued to expand our switching capacity in Los Angeles. Our revenues for 1999 also increased from 1998 as a result of additional switch capacities, and increased utilization of our expanded switch capacities, primarily attributable to Internet service providers. In addition, new service orders from small and medium-sized businesses have continued to accelerate in 1999 as we have built our sales force, with a 393% increase from 1998 in lines sold to small and medium-sized businesses during 1999.

     The number of access lines in service increased 117% to 105,147 as of December 31, 1999 from 48,517 as of December 31, 1998. Billable minutes of use were 15.2 billion in 1999, up 97% from 7.7 billion for 1998.

     The number of inbound local calls and the minutes subject to reciprocal compensation revenues in accordance with interconnection agreements increased 57% and 97%, respectively, for the year ended December 31, 1999 over 1998. The effect of the significant increases in inbound local calls and minutes, together with the payments of previously withheld reciprocal compensation, resulted in a $39.6 million, or 253%, increase in paid interconnection revenues for the year ended December 31, 1999 over 1998.

     The $8.5 million increase in 1999 over 1998 in direct billings to Internet service providers represented an 87% year to year increase. Lines used by our Internet service providers significantly increased in 1999 over 1998 to 76,596 lines in service by Internet service providers at December 31, 1999, from 41,135 lines in service at December 31, 1998.

     Lines in service by our small and medium-sized business customers also increased significantly in 1999 to 17,163 lines in service at December 31, 1999, from 3,730 lines in service at December 31, 1998, an increase of 360%.

     The $0.2 million increase in outbound local and long distance revenues, including 800 number and travel card calls, represented a 3% increase in 1999 over 1998. This increase is directly related to our focus on providing services to high-volume, telecommunication intensive users and to small and medium-sized businesses, offset by lower rates.

     The $1.0 million, or 24%, increase in dedicated transport revenues primarily related to increased data networking services for private corporate networks.

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

     Our selling, general and administrative expenses for the year ended December 31, 1999 increased $12.1 million to $22.9 million from $10.8 million for 1998, which excludes the $3.8 million of bonuses paid in 1998 to certain key executives in connection with their assistance with our recapitalization and consulting payments made in 1998 to our current President in connection with services provided by him prior to his joining Pac-West.

As a percentage of revenues, our selling, general and administrative expenses decreased to 23.9% for the year ended December 31, 1999 from 25.5% in 1998, which excludes the previously described $3.8 million of bonuses and consulting payments paid in 1998. The increase in selling, general and administrative expenses was primarily due to the addition of 40 employees in sales and marketing; an increase in network operational, development and administration costs, including 26 additional network employees; an increase of 22 service technicians; and 43 additional employees in other administration, customer service and information technology functions. Our total number of employees increased from 140 at December 31, 1998 to 271 at December 31, 1999.

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

     Our interest expense for the year ended December 31, 1999 increased $13.9 million to $18.1 million from $4.2 million in 1998. The increase in interest expense was primarily due to the interest on the $150 million senior notes issued on January 29, 1999, including amortization over 10 years of the related deferred financing costs associated with that offering. In addition, the interest rate on the senior notes since January 29, 1999 is a higher interest rate than the rates paid on outstanding financing in 1998. Interest expense is net of amounts capitalized of $2.3 million and $0.3 million in 1999 and 1998, respectively.

     Our income tax provision for 1999 reflects the tax impact of the receipt in 1999 of previously withheld reciprocal compensation. The income tax provision for 1998 reflects the nondeductible impact of a substantial portion of the costs associated with the recapitalization.

Quarterly Operating and Statistical Data

     The following table sets forth unaudited operating and statistical data for each of the specified quarters of 1999 and 2000. The operating and statistical data for any quarter are not necessarily indicative of results for any future period.

                                                                  Quarter Ended
                                       --------------------------------------------------------------------------
                                                      1999                              2000
                                                      ----                              ----
                                       --------------------------------------------------------------------------
                                       Mar. 31  June 30  Sept. 30   Dec. 31  Mar. 31   June 30  Sept. 30   Dec. 31
                                       -------  -------  --------   -------  -------   -------  --------   -------
Ports equipped.......................  251,520  309,120   309,120   460,800  460,800   518,400   576,000   672,000
Lines sold to date...................   74,026   80,984    97,117   116,391  135,143   164,800   181,045   198,980
Lines in service to date.............   67,691   76,263    88,009   105,147  124,340   151,957   169,050   185,524
Estimated data lines (% of installed
lines)...............................       85%      82%       76%       73%      72%       77%       75%       83%
Lines on switch %....................       96%      96%       96%       96%      94%       96%       94%       93%
Internet service provider and
    enhanced communications service
    provider customer lines
    (collocated) %...................       83%      81%       83%       83%      84%       88%       76%       80%
Quarterly minutes of use switched
(in millions)........................    3,116    3,523     4,020     4,552    5,387     5,653     6,140     6,487
Metropolitan statistical areas served       25       25        25        25       26        27        27        29
Capital expenditures (in thousands)..   $3,633  $18,275   $11,371   $23,091  $11,610   $43,518   $16,292   $42,228
Employees............................      168      187       216       271      370       429       629       693

Liquidity and Capital Resources

     Net cash provided by operating activities was $41.8 million for the year ended December 31, 2000 compared to $41.4 million for the same period ended 1999. Income from operations before depreciation and amortization decreased by $9.5 million in the year ended 2000 from the year ended 1999 due to the reciprocal compensation settlement of $26.3 million received in 1999, which was partially offset by increased operating income in 2000. On June 30, 2000, the Company entered into a Indefeasible Right of Use (IRU) agreement to acquire dedicated fiber optics circuits at a price of approximately $23.0 million.

Of this amount, $5.8 million was paid on July 28, 2000 and the balance is in other accrued liabilities which is payable on June 30, 2001. (See Note 7 to the accompanying consolidated financial statements.) Other operating cash requirements, specifically trade receivables and trade payables have increased to accommodate the Company's growth.

     Net cash used in investing activities was $67.8 million for the year ended December 31, 2000 compared to $136.0 million for 1999. During 2000, we invested $92.3 million in new equipment, not including $21.3 million of equipment being financed under a capital lease facility. To pay for these investments we used cash generated from operating activities and redeemed $26.5 million of our short-term investments. During 1999, we invested $56.4 million in new switching and related equipment and invested $70.1 million of cash in short-term investments and used $9.5 million, net to fund the interest reserve trust account for the February 2, 2000 semi-annual interest payment on the senior notes which was paid in 2000.

     Net cash provided by financing activities was $66,000 for the year ended December 31, 2000 compared to $162.0 million for 1999. Net cash provided during the year ended 1999 was primarily attributable to proceeds from the issuance of $150 million of our Senior Notes reduced by the payoff of $100 million of senior secured borrowings, plus the $118.1 million net proceeds from the initial public offering of our common stock.

     The local telecommunications service business is capital intensive. Our operations have required, and will continue to require, substantial capital investment for the design, acquisition, construction and implementation of our network. Capital expenditures, including amounts financed under capital leases, were $42.5 million, $56.4 million and $113.6 million for the years ending December 31, 1998, 1999 and 2000, respectively. Of the $92.3 million of capital expenditures during 2000, not including the capital lease facility of $21.3, $49.1 million was included in projects in progress as of December 31, 2000 and therefore is not being depreciated until placed in service in 2001. Our business plan, as currently contemplated, anticipates capital expenditures, excluding acquisitions, of approximately $65 million in 2001. The actual cost of our planned expansion will depend on a variety of factors, including the cost of the development of our network in each of our new markets, the extent of competition and pricing of the telecommunications services in such markets, and the acceptance of our services. Accordingly, our actual capital requirements may exceed, or fall below, the amounts described above.

     Our senior credit facility provides for maximum borrowings of $40.0 million for working capital and other general corporate purposes, and bears interest, at our option, at: (1) the Base Rate, as defined in our senior credit facility; or
(2) the LIBOR rate, as defined in the senior credit facility, plus between 2.25% and 3.5%. As of December 31, 2000, there were no amounts outstanding under this facility and the borrowing rate would have been approximately 8.89%. Any borrowings under our senior credit facility will be secured by substantially all of our assets. The senior credit facility has a three year term expiring June 2002.

     In 2000, the Company secured a lease facility of up to $30 million to be used exclusively for the acquisition of networking equipment and related services sold by Cisco Systems, Inc. As of December 31, 2000 the Company purchased approximately $21.3 million of equipment under this facility, which is being accounted for as a capital lease.

     Our principal sources of funds for 2001 and 2002 are anticipated to be current cash and short-term investment balances, cash flows from operating activities, and if necessary, borrowings under the senior credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to fund our business plan through 2002. No assurance can be given, however, that this will be the case. The foregoing statements do not take into account additional acquisitions which, if made, are expected to be funded through a combination of cash and equity. Depending upon our rate of growth and profitability, and/or if we pursue any significant acquisitions, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

     Our senior credit facility and the senior notes indenture contain financial and other covenants that restrict, among other things, our ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of our assets.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At December 31, 2000, we had $150 million of fixed rate notes outstanding, and consequently we currently have no risk exposure associated with increasing interest rates on our debt. In addition, we have a line of credit with a variable interest rate tied to LIBOR; however, there were no amounts outstanding at December 31, 2000. We are, however, exposed to changes in interest rates on our investments in cash equivalents and short-term investments. Substantially all of our investments in cash equivalents and short-term investments are in money market funds that hold short-term investment grade commercial paper, treasury bills or other U.S. government obligations. Currently this reduces our exposure to long-term interest rate changes. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $100.6 million of cash equivalents and short-term investments at December 31, 2000 by approximately $1,006,000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements required by Item 8, together with the notes thereto and the report thereon of the independent public accountants dated February 9, 2001, are set forth on pages F-1 through F-22 of this Form 10-K. The consolidated financial statement schedule listed under Item 14(a)2, together with the report thereon of the independent public accountants dated February 9, 2001, are set forth on pages F-23 and F-24 of this Form 10-K and should be read in conjunction with our consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below sets forth certain information as of December 31, 2000 with respect to Pac-West's current directors, executive officers, and key employees:

                          Name                              Age     Position(s)
                          ----                              ---     -----------
Executive Officers:
     Wallace W. Griffin...............................      62      President, Chief Executive Officer and Director
     John K. La Rue...................................      51      Executive Vice President and Director
     Richard E. Bryson................................      47      Chief Financial Officer
     H. Ravi Brar.....................................      32      Vice President--Customer Operations
     Joel A. Effron...................................      56      Senior Vice President--Sales and Marketing
     Rae Kohan........................................      36      Vice President--Sales, Business Markets
     Dennis V. Meyer..................................      62      Vice President--Finance and Treasurer
     Gregory Joksch...................................      44      Vice President--Information Technologies
     Harry W. Wilson..................................      57      Vice President--Human Resources
     John F. Sumpter..................................      52      Vice President--Regulatory

Directors:
     Jerry L. Johnson..................................     53      Chairman of the Board of Directors
     A. Gary Ames......................................     56      Director
     David G. Chandler.................................     42      Director
     Mark S. Fowler....................................     59      Director
     Samuel A. Plum....................................     56      Director
     Dr. Jagdish N. Sheth..............................     62      Director

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

     John K. La Rue founded Pac-West's predecessor, also known as Pac-West Telecomm, Inc., in 1980 and served as its President from 1980 until September 30, 1996 and as our President from our incorporation in 1996 until September 1998. Since September 1998, Mr. La Rue has served as our Executive Vice President and as a Director. He also has overall responsibilities for network, purchasing and warehouse operations. Mr. La Rue has over thirty-one years of experience in the telecommunications industry.

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

     Joel A. Effron has served as our Senior Vice President of Sales and Marketing since April 1997. From 1994 to 1997, Mr. Effron ran his own management consulting company called J. Effron & Associates. Prior to that, Mr. Effron served as President of three corporations, including Compath, a $35 million marketing, installation and service company for business telephone systems, Codart, a communication and entertainment start-up, and Zendex, a computer manufacturer. Mr. Effron has over twenty-five years of experience in the telecommunications industry with extensive senior management experience in marketing, planning, policies and procedures and manpower development.

     Rae Kohan has served as our Vice President of Sales, Business Markets since October 2000. From 1998 until 2000, he served in various management rolls including our Branch Sales Manager, Bay Area General Manager, and General Manager of Sales for California, Nevada and Arizona. From 1990 to 1998, Mr. Kohan worked at Pitney Bowes as Regional Manager. Mr. Kohan has over twelve years of sales management experience.

     Dennis V. Meyer served as our, and our predecessor's, Chief Financial Officer and Treasurer from 1994 until November 1998. In November 1998, Mr. Meyer was appointed Vice President of Finance and Treasurer. Prior to 1994, Mr. Meyer spent 12 years in public accounting at Ernst & Ernst, now Ernst & Young, a national accounting firm. Mr. Meyer is a certified public accountant with over twenty years of experience as a senior financial officer of several manufacturing and regulated transportation companies. Mr. Meyer also served as an officer in the Air Artillery Branch of the U.S. Army.

     Gregory Joksch has served as our Vice President of Information Technologies since September 1998. From 1992 to 1998, he served as Director of Information Technologies and was responsible for our information technology systems.

     Harry W. Wilson has served as our Vice President of Human Resources since April 2000. From 1998 to 2000, Mr. Wilson was the Corporate Director of Human Resources for Sumiden Wire Products. From 1994 to 1998, Mr. Wilson was Corporate Director of Employee Relations for Packard Bell/Nec. Prior to that, he served as the Vice President of Human Resources for a division of Litton Industries. Mr. Wilson has over 25 years of management experience.

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

     H. Ravi Brar has served as our Vice President of Customer Operations since October 2000, and prior to such time, he served as our Vice President of Business Development since July, 1999. In addition, Mr. Brar serves as President and is a director of Installnet Inc., DBD Consulting, Inc. and US Net Solutions, Inc., each a recently acquired, wholly-owned subsidiary of our Company. Prior to joining us, Mr. Brar was employed with Xerox Corporation from 1991 to 1999, where he held several senior level business development and financial management positions, including Business Development Manager of Xerox's developing markets operations in China and Russia, and Area General Manager and Controller of Xerox's business services division in Pittsburgh, PA. Mr. Brar is responsible for oversight of Pac-West's business development and strategic planning activities, including mergers and acquisitions, growth markets, and strategic alliances.

     Jerry L. Johnson has served as our Chairman of the Board since September 1998. Since 1995, Mr. Johnson has been employed by Safeguard Scientifics, where he is the Executive Vice President overseeing the partner companies in the E-Communications group. From 1985 to 1995, he worked at U S West in various positions, including Vice President, Network and Technology Services, which included managing U S West's largest division, and supervising 21,000 management, engineering, technical and clerical employees. From 1983 to 1985, Mr. Johnson was President and CEO of Northwestern Bell Information Technologies. Mr. Johnson also serves as a Chairman of the Board of OAO Technology Solutions and Sotas Inc., and as a director of aligne, Inc., G.S Capital, L.P., Dynegy, Inc., ThinAirApps, Inc. and Vitts Networks, Inc.

     David G. Chandler has served as one of our Directors since September 1998. Mr. Chandler is a Managing Director of William Blair Capital Partners, L.L.C., a Chicago-based private equity firm. In addition, Mr. Chandler is a Principal of William Blair & Company where he has been employed since 1987. Prior to joining William Blair & Company, he was an investment banker with Morgan Stanley & Co. Inc. from 1984 to 1987. Mr. Chandler serves as a director of the following companies: E-M Solutions, Encore Paper Company, Gibraltar Packaging Group, Morton Grove Pharmaceuticals, Inc., Pharma Research Corporation, Engineering Materials Corp., Pre Delivery Services Corp and Sweetwater Sound, Inc.

     Mark S. Fowler has served as one of our Directors since August 1999. Mr. Fowler is a founder and current Chairman of Assure Sat, Inc., a business formed for the purpose of operating telecommunications satellites that provide "backup" protection to satellite operators. In addition, Mr. Fowler founded and served as CEO of Power Fone, a business sold to Nextel Communications in 1994 for $400 million. He also was a co-founder and Chairman from 1996 to January 2000 of UniSite, Inc., a provider of leased tower space to wireless service operating companies. From 1981 to 1987, Mr. Fowler served as Chairman of the Federal Communications Commission and practiced communications law with the law firm of Latham & Watkins from 1987 to 1994 as Senior Communications Counsel, and, from 1994 to present, as counsel to the firm. Mr. Fowler also serves as a director of Talk.com and Beasley Broadcast Group, Inc.

     Samuel A. Plum has served as one of our Directors since September 1998. Mr. Plum has been a Managing General Partner of the general partner of SCP Private Equity Partners, L.P. since its commencement in August 1996 and was employed by Safeguard from 1993 to 1996. From February 1989 to January 1993, Mr. Plum served as President of Charterhouse, Inc. and Charterhouse North American Securities, Inc., the U.S. investment banking and broker-dealer divisions of Charterhouse PLC, a merchant bank located in the United Kingdom. From 1973 to 1989, Mr. Plum served in various capacities in the investment banking divisions of Paine Webber Inc. and Blyth Eastman Dillon & Co., Inc. Mr. Plum has 22 years of investment banking, mergers and acquisitions and private equity investment experience. Mr. Plum also serves as a director of Index Stock Photography, Inc., Metallurg Holdings, Inc., Pentech Financial Services Inc. and Nebvision Inc.

     Dr. Jagdish N. Sheth has served as one of our Directors since July 1999. Dr. Sheth has also been the Charles H. Kellstadt Professor of Marketing in the Goizueta Business School since 1991 and is the founder of the Center for Relationship Marketing at Emory University. From 1984 to 1991, Dr. Sheth was the Robert E. Brookner Professor of Marketing at the University of Southern California and is the founder of its Center for Telecommunications Management. Dr. Sheth also serves as a director of Norstan, Inc. and Wipro Limited.

     A. Gary Ames has served as one of our Directors since July 2000. Mr. Ames served as President and Chief Executive Officer of MediaOne International, a provider of broadband and wireless communications from 1995 until his retirement in June 2000. From 1989 to 1995, he served as President and Chief Executive Officer of U.S. West Communications, a regional provider of residential and business telephone services, and operator and carrier services. Mr. Ames also serves as a director of Albertsons, Inc., Tektronix, Inc., Infowave Software and etrieve, Inc.

     Mark J. DeNino and Bruce A. Westphal resigned their positions as directors at Pac-West effective March 1, 2000 and March 16, 2000, respectively. Gary Ames was appointed as a director by the Board of Directors on July 3, 2000, to fill the Class 1 directorship vacated by Mr. Westphal. The Board of Directors has not yet identified and nominated any person to fill the vacant Class II directorship of Mr. DeNino. When it identifies a person to fill the vacant Class II directorship it will appoint such person to serve on the Board of Directors until the end of the term of the class of directorship. See "Management -Classes of the Board."

     All members of the Board of Directors set forth in this report, except Messrs. Fowler, Sheth and Ames, have been elected in accordance with a shareholders agreement that was entered into in connection with our recapitalization in September 1998. There are no family relationships between any of our directors or executive officers. Our executive officers are elected by and serve at the discretion of the Board of Directors.

Classes of the Board

     Our Board of Directors is divided into three classes of directors, with each class serving staggered three-year terms. As a result, approximately one-third of our Board of Directors will be elected each year. Class I consists of Messrs. Plum, Chandler and Ames whose terms expire at the 2002 annual meeting. Class II consists of Messrs. Sheth and Fowler, and one vacant directorship whose terms expire at the 2001 annual meeting. Class III consists of Messrs. Johnson, Griffin and La Rue whose terms expire at the 2003 annual meeting.

Committees of the Board of Directors

     Our board has standing executive, compensation and audit committees. The executive committee currently consists of Jerry L. Johnson, Wallace W. Griffin, David G. Chandler and Samuel A. Plum. The compensation committee consists of Samuel A. Plum, Mark S. Fowler and Dr. Jagdish N. Sheth. The audit committee consists of David G. Chandler, Mark S. Fowler and A. Gary Ames.

Compliance with Section 16(a) of the Securities Exchange Act of  1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the Nasdaq Stock Market, as required. These persons are required to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that Forms 5 were not required for those persons, the Company believes that during the fiscal year ended December 31, 2000, except for Richard E. Bryson, Samuel A. Plum, Harry W. Wilson and Dr. Jagdish N. Sheth, each of whom filed one Form 4 late, and Jerry
L. Johnson, who we understand intends to file a Form 5 reporting one transaction late, the Company's executive officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements. Each of the Form 4s filed late reported one transaction late with the exception of the Form 4 filed late by Mr. Plum, which reported six transactions late.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes the compensation we paid to our named executive officers, consisting of our chief executive officer and four most highly compensated executive officers, for the fiscal year ended December 31, 2000 and 1999. None of the perquisites and other benefits paid to each named executive officer exceeded the lesser of $50,000 or 10% of the total annual salary and bonus received by that officer. "All Other Compensation" reflects matching contributions we made under our 401(k) plan plus group life and disability insurance premiums paid by the Company on behalf of such officer. The amount listed under "All Other Compensation" includes $5,440 and $18,419 of life insurance and long-term disability insurance premiums we paid on behalf of Mr. Griffin for the years ended December 31, 2000 and 1999, respectively, and includes $2,539 of long-term disability insurance premiums we paid on behalf of Mr. La Rue for the year ended December 31 1999.

   Summary Compensation Table for the Years Ended December 31, 2000 and 1999

            Name and Principal                                          Regular                     All Other
              Position Held                               Salary         Bonus       Commissions   Compensation
              -------------                               ------         -----       -----------   ------------
Current Executives:

Wallace W. Griffin
  President, Chief Executive Officer and Director
        Fiscal year 2000.............................    $ 350,000    $ 175,000           ---       $ 12,051
        Fiscal year 1999.............................      350,000      175,000           ---         23,845
John K. La Rue
  Executive Vice President and Director
        Fiscal year 2000.............................      350,000      140,000           ---          5,998
        Fiscal year 1999.............................      350,000      140,000           ---          7,746
Richard E. Bryson
  Chief Financial Officer
        Fiscal year 2000.............................      225,000       90,000           ---          4,833
        Fiscal year 1999.............................      225,000       90,000           ---          3,783
Rae Kohan
    Vice President of Sales, Business Markets
        Fiscal year 2000.............................       94,375          ---        81,408          2,667
Joel A. Effron
    Senior Vice President of Sales and Marketing
        Fiscal year 2000.............................      127,074       45,000           ---          4,441
        Fiscal year 1999.............................      121,264       30,316           ---          3,380

Previous Executives:

Brian K. Johnson
     Senior Vice President and General Manager -
     Business Markets
        Fiscal year 2000.............................      193,338       50,000           ---          4,825
        Fiscal year 1999.............................      150,370       56,000           ---          3,648
Jason R. Mills
  Vice President of Network Operations
        Fiscal year 2000.............................      208,750          ---           ---          6,492
        Fiscal year 1999.............................      185,000       50,000           ---          5,341

Stock Incentive Plans

     We have established the Pac-West Telecomm, Inc. 1999 Stock Incentive Plan, which authorizes the granting of stock options, including restricted stock, SARS, dividend equivalent rights, performance units, performance shares or other similar rights or benefits to our or our subsidiaries' current or future employees, directors, consultants and advisors. Under the 1999 Stock Incentive Plan, the board of directors is authorized to issue options to purchase shares of common stock in such quantity, at such exercise prices, on such terms and subject to such conditions as established by the board.

     In addition, we have established the 1998 Griffin and Bryson Non-Qualified Stock Incentive Plans, and the 2000 Napa Valley Non-Qualified Stock Incentive Plan which authorizes the granting of stock options, including restricted stock, SARS, dividend equivalent rights, performance units, performance shares or other similar rights or benefits to certain of our employees.

     An aggregate of 5,375,500 shares of common stock have been reserved for option grants under the 1999 Stock Incentive Plan, the 1998 Griffin and Bryson Non-Qualified Stock Incentive Plans, and the 2000 Napa Valley Non-Qualified Stock Incentive Plan. These plans are subject to adjustment upon the occurrence of certain events to prevent any dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events. As of December 31, 2000, we had granted options outstanding with respect to 3,925,825 shares of common stock under all plans. As of December 31, 2000, 63,436 options have been exercised.


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

                             Option Grants in 2000

     The table below provides information regarding stock options granted to the named executive officers during 2000. None of the named executive officers received SAR's. All options referred to below vest over a period of four years are exercisable to purchase shares of our common stock in accordance with the Company's 1999 Stock Incentive Plan. In addition, options granted to the named executive officers below with the exception of those options granted to Mr. Kohan become fully vested upon a change in control.


                                                                                          Potential Realizable
                                                  % of Total                                Value at Assumed
                                      Number of    Options                               Annual Rates of Stock
                                      Securities  Granted to                              Price Appreciation for
       Name                           Underlying  Employees   Exercise or                     Option Term
       ----                            Options    in Fiscal   Base Price  Expiration          -----------
                                     Granted (#)     Year       ($/Sh)       Date        5% ($)       10% ($)
                                     -----------     ----       ------       ----        ------       -------
Current Executives

Wallace W. Griffin...............       150,000        8.5%     $ 4.06    12/01/2010    $383,000       $971,000
John K. La Rue ..................        70,000        4.0        4.06    12/01/2010     179,000        453,000
Richard E. Bryson................        95,000        5.4        4.06    12/01/2010     243,000        615,000
Rae Kohan........................         3,000        0.2       22.50    01/24/2010      42,000        108,000
Rae Kohan........................         5,000        0.3       14.13    09/01/2010      44,000        113,000
Rae Kohan........................        15,000        0.9        8.69    11/01/2010      82,000        208,000
Rae Kohan........................         9,000        0.5        4.06    12/01/2010      23,000         58,000
Joel A. Effron...................        15,000        0.9        4.06    12/01/2010      38,000         97,000

Previous Executives:

Jason R. Mills...................        15,000        0.9        4.06    12/01/2010      38,000         97,000

                 Outstanding Stock Options and Year-End Values

     The following table sets forth information regarding the number and value of unexercised stock options held by each of the named executive officers as of December 31, 2000. Brian Johnson, a previous executive, exercised 17,500 stock options in 2000. No other named executive officers exercised options in 2000.

                         Name            Number of Unexercised Options        Value of Unexercised In-the-Money
                         ----
                                                  at Year End                        Options at Year End
                                         Exercisable      Non-Exercisable      Exercisable      Non-Exercisable
                                         -----------      ---------------      -----------      ----------------
Current Executives

Wallace W. Griffin..................        487,847            150,000         $ 1,036,000         $     ---
John K. La Rue......................         56,000            238,000              72,800           218,400
Richard E. Bryson...................        231,986            167,917             425,749           221,751
Rae Kohan...........................          1,750             37,250               2,275             6,825
Joel A. Effron......................         17,500             67,500              22,750            68,250

Previous Executives:

Jason R. Mills......................         26,250             93,750              34,125           102,375

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

Pension Plans

     We do not maintain a pension plan.

Director Compensation

     Directors who are employed by our company, including Mr. Griffin and Mr. La Rue, and directors who are affiliated with our principal shareholders, including Messrs. Chandler, Johnson and Plum are not currently entitled to receive any compensation for serving on our Board of Directors. Our outside directors, Dr. Sheth, Mr. Fowler and Mr. Ames, receive $5,000 per quarter as compensation for serving on our Board of Directors. In 1999, we granted each of Dr. Sheth and Mr. Fowler stock options to purchase 35,000 shares of our common stock at a strike price of $2.14. In 2000, we granted stock options to Mr. Ames to purchase 35,000 shares of our common stock at a strike price of $17.50. The stock options will vest over a three-year period with 33 1/3% vesting at the end of each year. During 2000, Dr. Sheth, Mr. Fowler and Mr. Ames each received 10,500 additional stock options pursuant to the terms of our 1999 Stock Incentive Plan. These options have a strike price of $4.06, which was the closing price of the stock at the date of issuance. We pay for the reasonable out-of-pocket expenses incurred by each director in connection with attending board and committee meetings.

Employment Agreements

     Mr. Griffin entered into an employment agreement with us in 1998 as of the recapitalization. Mr. Griffin's employment agreement has a term of three years, provides for an initial base salary of $350,000 and bonus upon our achievement of certain objective and subjective criteria which shall be about 40% of his base salary.

     The employment agreement also provides for participation in all benefit plans made available to Pac-West executives, and may be terminated earlier by us or the respective executive under certain conditions.

     Upon termination by us without cause, as defined in his employment agreement, Mr. Griffin will be entitled to receive severance payments, subject to certain conditions, equal to his base salary for the greater of the remainder of the term of employment under the employment agreement or the six-month period thereafter.

     If the employment period is terminated as a result of Mr Griffin's disability, then he and/or his estate or beneficiaries, as the case may be, will be entitled to receive benefits under our employee benefit programs as in effect on the date of such termination to the extent permitted under such programs. In addition, he will be entitled to receive (1) an amount equal to his base salary for the one-year period after the termination of the employment period; and (2) a prorated amount of any annual bonus otherwise payable to him for the fiscal year in which his employment is terminated.

     If the employment period is terminated as a result of Mr. Griffin's death, then he and/or his estate or beneficiaries, as the case may be, will be entitled to receive benefits under our employee benefit programs as in effect on the date of such termination to the extent permitted under such programs and, in addition, will be entitled to receive a prorated amount of any annual bonus otherwise payable to him for the fiscal year in which his employment is terminated. If we terminate the employment period for cause or if he resigns for any reason, other than a termination without cause under the respective employment agreement, then he will be entitled to receive his base salary through the date of termination and we will have no further liability whatsoever to him.

     On November 27, 2000, our Board of Directors approved an Agreement Regarding Compensation on Change of Control for most executives, including Messrs. Griffin, La Rue, Bryson, Effron and Mills. These agreements provide for one year's base salary and health plan benefits in the event of a merger or combination of the Company into another entity, or the sale or disposition of all, or substantially all, of the Company's assets.

     On November 20, 2000, the Company and Mr. Brian Johnson entered into an agreement covering Mr. Johnson's resignation, effective December 16, 2000. The terms of the agreement provided for accelerated vesting of 17,500 shares of stock options which were scheduled to vest at the end of February 2001, and contain various covenants agreed to by Mr. Johnson.

Indebtedness of Management

     In connection with their respective 1998 employment agreements, Mr. Griffin purchased 525,000 shares of common stock for an aggregate purchase price of $250,000 and Mr. Bryson purchased 87,458 shares of common stock for an aggregate purchase price of $41,667. In each case, the executives purchased said shares through a combination of cash and promissory notes, the payments of which notes were secured by pledge agreements pledging all of stock so purchased. We have a right to repurchase such shares in the event of the termination of such executive's employment with us for any reason. In addition, their respective employment agreements granted to Mr. Griffin and Mr. Bryson options to purchase 350,000 shares and 218,750 shares, respectively, of common stock at a purchase price of $0.48 per share. During 2000, Mr. Bryson repaid his promissory note in full.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors currently consists of three directors, none of which are executive officers or employees of the Company. There are no director interlocking relationships.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information regarding ownership of our common stock as of March 1, 2001 for: (1) each person who we know owns beneficially more than 5% of our outstanding common stock; (2) each of our current directors and named executive officers; and (3) all of our current directors and executive officers as a group.


                                                                        Number of Shares      Percent Beneficially
                         Beneficial Owner                            Beneficially Owned (1)        Owned (2)
                         ----------------                            ----------------------        ---------
Significant Stockholders:

     Bay Alarm Securities LLC......................................      4,890,930(3)                 13.6%
        925 Ygnacio Valley Road
        Walnut Creek, CA 94596
     Safeguard Scientifics, Inc....................................      4,871,257(4)                 13.5
        800 The Safeguard Building
        435 Devon Park Drive
        Wayne, PA 19087
     SCP Private Equity Partners, L.P..............................      3,652,649(5)                 10.2
        435 Devon Park Drive, Building 300
        Wayne, PA 19087
     William Blair Capital Partners VI, L.P........................      3,652,649(6)                 10.2
        222 West Adams Street
        Chicago, IL 60606
        TL Ventures III L.P. and related entities..................      2,408,826(7)                  6.7
        700 Building
        435 Devon Park Drive
        Wayne, PA 19087-1990

Directors and Named Executive Officers:
     A. Gary Ames..................................................          1,000(8)                    *
     Richard E. Bryson.............................................        318,445(9)                    *
     David G. Chandler.............................................      3,652,649(10)                10.2
     Joel A. Effron................................................         37,000(11)                   *
     Mark S. Fowler................................................         12,667(12)                   *
     Wallace W. Griffin............................................        987,347(13)                 2.7
     Brian K. Johnson..............................................         35,000(14)                   *
     Jerry L. Johnson..............................................         30,192(15)                   *
     Rae Kohan.....................................................          2,500(16)                   *
     John K. La Rue................................................        992,288(17)                 2.8
     Jason R. Mills................................................         52,500(18)                   *
     Samuel A. Plum................................................      3,717,649(19)                10.3
     Jagdish N. Sheth..............................................         19,667(20)                   *
All of Pac-West's directors and
executive officers as a group (18 persons).........................     10,000,405(21)                27.0

(1) The number of shares includes shares of common stock subject to options exercisable within sixty (60) days of March 1, 2001.

(2) Shares of common stock exercisable within sixty (60) days of March 1, 2001 are considered outstanding for the purpose of determining the percent of the class held by the holder of such option, but not for the purpose of computing the percentage held by others. Percentages of less than one (1) percent are denoted by an asterisk.

(3) Based solely upon a schedule 13G, dated February 9, 2000, filed jointly by Bay Alarm Securities LLC (Bay Alarm) and the Westphal Family Foundation (Westphal Foundation), Bay Alarm is the direct beneficial owner of 4,840,930 shares of common stock and Westphal Foundation is the direct beneficial owner of 50,000 shares of common stock.

(4) Based solely upon a Schedule 13G, dated March 1, 2001, Safeguard Delaware, Inc. (SDI) is the record owner of 2,430,467 shares, Safeguard Scientifics (Delaware), Inc. (SSD) is the record owner of 32,352 shares, and SFINT, Inc. is the record owner of 612 shares. Safeguard Scientifics, Inc. (Safeguard) is the sole stockholder of each of SDI and SSD, and SSD is the sole stockholder of SFINT, Inc., which also includes an aggregate of 2,408,826 shares owned of record by the following entities: TL Ventures III, L.P. (TL III), 1,939,484 shares; TL Ventures III Offshore, L.P. (TL III Offshore), 406,005 shares; and TL Ventures III Interfund, L.P. (TL III Interfund), 63,337 shares. TL III, TL III Offshore and TL III Interfund are venture capital funds which are required by their governing documents to make all investment, voting and disposition actions in tandem. TL Ventures III LLC, of which SDI is a member, is a co-general partner of TL Ventures III Management, L.P., the sole general partner of TL Ventures III, L.P., and the sole general partner of TL Ventures III Interfund. TL Ventures III LLC has sole authority and responsibility for all investment, voting and disposition decisions for TL III and TL III Interfund, which powers, other than investments, are exercised through its three-member board of managers, by majority vote. TL Ventures III Offshore Ltd. is the sole general partner of TL Ventures Offshore Partners, L.P., which is the sole general partner of TL III Offshore. As such, it has sole authority and responsibility for investment, voting and disposition decisions for TL III Offshore, which powers are exercised through its three-member board of directors, by majority vote. A representative of SDI serves as a member of the board of managers of TL Ventures III LLC and as a member of the board of directors of TL Ventures III Offshore Ltd. and, therefore, may be deemed to possess indirect beneficial ownership of the shares owned by TL III, TL III Offshore and TL III Interfund

(5) Based solely upon a Schedule 13G, dated March 10, 2000, filed jointly by SCP Private Equity Partners, L.P. (Equity Partners), SCP Private Equity Management, L.P. (Equity Management), Winston Churchill (Churchill), Samuel A. Plum (Plum), and Safeguard Capital Management, Inc. (Capital Management), Equity Partners is the direct beneficial owner of 3,652,649 shares of common stock. Equity Management, by virtue of it being the general partner of Equity Partners, may be deemed to be the beneficial owner of the shares of common stock owned by Equity Partners. In addition, Churchill, Plum and Capital Management, by virtue of their being general partners of Equity Management, may also be deemed to be the beneficial owner of the shares of common stock owned by Equity Partners. Each of Equity Management, Churchill, Plum and Capital Management disclaims any direct or indirect beneficial ownership of the 3,652,649 shares of common stock owned by Equity Partners.

(6) Based solely upon an amended Schedule 13G, dated February 14, 2001, filed jointly by William Blair Capital Partners VI, L.P. (WB Partnership) and William Blair Capital Partners VI, L.L.C. (WB LLC), WB Partnership is the direct beneficial owner of 3,652,649 shares of common stock. WB LLC, by virtue of it being the general partner of WB Partnership, may be deemed to be the beneficial owner of the shares of common stock owned by WB Partnership. WB LLC disclaims beneficial ownership of the 3,652,649 shares of common stock owned by WB Partnership.

(7) Based solely upon an amended Schedule 13G, dated February 9, 2001, filed jointly by TL III, TL III Interfund, TL Ventures III Management, LP, TL Ventures III LLC, TL Ventures III Offshore Partners, L.P. and TL Ventures III Offshore, Ltd., TL III, TL III Offshore and TL III Interfund are venture capital funds which are required by their governing documents to make all investment, voting and disposition actions in tandem. TL III is the record holder of 1,939,484 shares; TL III Offshore is the record holder of 406,005; and TL III Interfund is the record holder of 63,337 shares. TL Ventures III LLC is the sole general partner of TL Ventures III Management L,.P., the sole general partner of TL III and TL Ventures III LLC is the sole general partner of TL III Interfund. As such, TL Ventures III LLC has sole authority and responsibiltiy for all investment, voting and disposition decisions for TL III and TL III Interfund, which powers, other than investments, are exercised through its three-member board of managers by majority vote.

       Investment decisions require a majority vote of the members of TL ventures III LLC. TL Ventures III Offshore Ltd. is the sole general partner of TL Ventures Offshore Partners L.P., which is the sole general partner of TL III Offshore. As such, it has sold authority and responsibility for investment, voting and disposition descisions for TL III Offshore, which powers are exercised through its three-member board of directors, by majority vote.

(8) The shares of common stock shown as benefically owned by Mr. Ames include 1,000 shares of common stock owned directly by Mr. Ames.

(9) The shares of common stock shown as beneficially owned by Mr. Bryson include 231,987 vested shares subject to options. In addition, Mr. Bryson is the direct beneficial owner of 20,458 shares of common stock. Mr. Bryson, by virtue of his being a co-trustee for each of the Lauren E. Bryson Irrevocable Trust, dated December 29, 1999 (the Lauren Bryson Trust), the Anna C. Bryson Irrevocable Trust, dated December 29, 1999 (the Anna Bryson Trust) and the William H. Bryson Irrevocable Trust, dated December 29, 1999 (the William Bryson Trust), may be deemed to be the beneficial owner of the 22,000 shares of common stock owned by each of the Lauren Bryson Trust, the Anna Bryson Trust and the William Bryson Trust. Mr. Bryson disclaims beneficial ownership of the 66,000 shares of common stock held by the Lauren Bryson Trust, the Anna Bryson Trust and the William Bryson Trust.

(10) Mr. Chandler, by virtue of his being a managing director of WB LLC, may be deemed to be the beneficial owner of 3,652,649 shares of common stock owned by WB Partnership. Mr. Chandler expressly disclaims beneficial ownership of any shares owned by WB Partnership.

(11) The shares of common stock shown as beneficially owned by Mr. Effron include 35,000 shares subject to vested options and 2,000 shares of common stock owned directly by Mr. Effron.

(12) The shares of common stock shown as beneficially owned by Mr. Fowler include 11,667 shares subject to vested options and 1,000 shares of common stock owned directly by Mr. Fowler.

(13) The shares of common stock shown as beneficially owned by Mr. Griffin include 487,847 shares subject to vested options and 219,500 shares of common stock owned directly by Mr. Griffin. In addition, Mr. Griffin, by virtue of his being a general partner of Griffin Family Limited Liability Partnership, L.L.P. (Griffin LLP), may be deemed to be the beneficial owner of 280,000 shares of common stock owned by Griffin LLP.

(14) The shares of common stock shown as beneficially owned by Mr. Johnson include 17,500 shares subject to vested options and 17,500 shares of common stock owned directly by Mr. Johnson. In December 2000, Mr. Johnson ceased to be an employee of the Company. The number of shares of common stock shown as benefically owned by Mr. Johnson is based solely upon copies of reports filed by Mr. Johnson with the Securities Exchange Commission pursuant to Section 16 of the Securities Exchange Act of 1934 provided to the Company.

(15) The shares of common stock shown as beneficially owned by Mr. Johnson include 30,078 shares of common stock owned directly by Mr. Johnson. In addition, Mr. Johnson, by virtue of his participation in a 401(K) plan, may be deemed to be the beneficial owner of 114 shares of common stock owned directly by such 401(K) plan.

(16) The shares of common stock shown as benefically owned by Mr. Kohan include 2,500 shares subject to vested options.

(17) The shares of common stock shown as beneficially owned by Mr. La Rue include 112,000 subject to vested options and 691,068 shares of common stock owned directly by Mr. La Rue. In addition, Mr. La Rue, by virtue of his being the trustee of the Jason R. Mills and Jennifer L. Mills Irrevocable Trust, dated September 14, 1998 (the Mills Trust), may be deemed to be the beneficial owner of 189,220 shares of common stock owned by the Mills Trust. Mr. La Rue expressly disclaims beneficial ownership of the shares of common stock owned by the Mills Trust.

(18) The shares of common stock shown as beneficially owned by Mr. Mills include 26,250 shares of common stock subject to vested options and 11,000 shares of common stock owned directly by Mr. Mills.

(19) The shares of common stock shown as beneficially owned by Mr. Plum include 16,000 shares of common stock owned directly by Mr. Plum. In addition, Mr. Plum, by virtue of his being the managing general partner of Equity Partners, may be deemed to be the beneficial owner of 3,652,649 shares owned by Equity Partners. Mr. Plum expressly disclaims beneficial ownership of the shares of common stock owned by Equity Partners.

(20) The shares of common stock shown as beneficially owned by Dr. Sheth include 11,667 shares subject to vested option, 3,000 shares of common stock owned directly by Dr. Sheth and 5,000 shares of common stock owned by Sheth and Associates, Inc., a wholly-owned corporation of Dr. Sheth's.

(21) The shares of common stock shown as beneficially owned by all of Pac-West's directors and executive officers as a group include the shares of common stock beneficially owned by the directors and the named executive officers described in footnotes 8 to 20 as well as 100,000 shares subject to vested options attributable to, and 41,650 shares of common stock beneficially owned by executive officers other than the named executive officers.

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

     In accordance with the merger agreement, Mr. La Rue and Bay Alarm Company have agreed to indemnify us and certain of our related parties for all liabilities and other losses arising from, among other things:

     . any breach by Pac-West of any representation, warranty, covenant or agreement we made in the merger agreement or in any schedule, exhibit, or other related document;

     . any claims of any brokers, finders, our employees or consultants relating to the transactions contemplated by the merger agreement not specifically set forth in or contemplated by the merger agreement; or

     . any claim by any person other than PWT Acquisition Corp. or its affiliates with respect to, or arising as a result of, any reorganization, liquidation, dissolution, recapitalization, non due course borrowing, merger, consolidation, sale or purchase of assets or similar transactions proposed prior to closing of the merger; provided that Mr. La Rue and Bay Alarm Company receive notice of such loss within the applicable time periods set forth in the merger agreement.

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

     The merger agreement contains representations and warranties typical of those kinds of agreements, including, for example, those relating to corporate organization and capitalization, the valid authorization, execution, delivery and enforceability of all transaction documents, the financial statements, the absence of material adverse changes in the business, assets, financial condition and results of operations, the absence of material undisclosed liabilities, tax matters, the quality and title of personal and real property, material contracts, intellectual property, employee benefits plans, environmental matters, compliance with laws, governmental authorizations, permits and licenses and insurance matters. Generally, the representations and warranties expired thirty days after receipt of the audited financial statements for fiscal 1999, except those relating to tax matters which survive until the expiration of the applicable statute of limitations and certain other representations and warranties which survive indefinitely.

     The foregoing summary of the material terms of the merger agreement and related matters does not purport to be complete and is subject to, and is qualified in its entirety by reference to, all of the provisions of the merger agreement, including the definitions of certain terms therein and the exhibits and schedules hereto.

Registration Agreement

     In connection with the recapitalization, all of our shareholders entered into a registration agreement. In accordance with the registration agreement, at any time after May 7, 2000, each of the four equity investors in the recapitalization may request one registration at our expense under the Securities Act of 1933 of all, or any portion of, their Pac-West common stock on Form S-1 or other similar long-form registration and an unlimited number of Form S-2 or S-3 or other similar short-form registrations, provided that the aggregate offering value of the registrable securities requested to be registered in any long-form registration must equal at least $5 million in all long-form registrations and at least $1 million in all short-form registrations. In the event that any one of the four equity investors in the recapitalization makes such a demand registration request, all other parties to the registration agreement will be entitled to participate in such registration. The registration agreement will also grant to the parties thereto piggyback registration rights with respect to all other registrations of our common stock and we, subject to limited exceptions, will pay all expenses related to the piggyback registrations.

Non-Competition; Non-Solicitation; Confidentiality Agreements

     In connection with the recapitalization and in accordance with the terms of the merger agreement, Mr. La Rue and Bay Alarm Company each entered into a covenant not to compete with Pac-West, not to engage, and not to permit any affiliate to engage, for a noncompete period of two years after the closing date of the recapitalization. These non-compete agreements expired September 16, 2000.

     In accordance with his employment agreement, Mr. Griffin has agreed to forfeit any severance obligations owing to him in the event of his breach of noncompetition provisions in restricted territories including the United States of America, Canada and the territories and jurisdictions in Mexico.

     Messrs. La Rue, Griffin, Bryson, Mills and Bay Alarm have also agreed to maintain the confidentiality of our information and not to solicit our employees and customers as provided in the merger agreement or their respective employment agreements, as the case may be. These provisions remain in effect for varying periods following the termination of the employment agreements.

Indebtedness of Management

     In connection with the 1998 recapitalization , Mr. Wallace W. Griffin, our President, Chief Executive Officer and Director, purchased 37,500 shares of common stock from the Company for $250,000. The Company received $50,000 in cash from Mr. Griffin and entered into a note receivable for the remaining balance of $200,000. The note accrues interest at 5.54 percent and compounds annually, with any unpaid accrued interest and principal due at the earlier of (1) the sale of the above stock with proceeds received first applied to unpaid interest, then to principal; (2) sale of the Company; (3) 60 days from the date Mr. Griffin is no longer an employee of the Company or a subsidiary; or (4) September 16, 2003.

     In December 2000, the Company entered into two notes receivable totaling $105,000 with H. Ravi Brar, a Vice President of the Company. The notes accrue interest at 6.1 percent per annum and are payable upon demand. The notes are secured by a pledge of 38,000 shares of the Company's common stock.

Other Transactions with Significant Stockholders

     Mr. Bruce A. Westphal, who served as our Chairman of the Board until the recapitalization and as a director of the Company until March 16, 2000, is the chairman of the board of both Bay Alarm Company and InReach Internet. As of March 1, 2001, an affiliate of Bay Alarm Company held approximately 13.6% of our outstanding common stock. Sales to Bay Alarm accounted for approximately $1,211,000, $912,000 and $797,000, or 2.9%, 1.0% and 0.6%, of our revenues for the years ended December 31, 1998, 1999 and 2000, respectively.

In addition, Bay Alarm Company provides us with security monitoring services at its normal commercial rates. Bay Alarm Company purchased the real property at which our Oakland switch facility is located. In connection with that purchase, we negotiated a lease with Bay Alarm Company for our continued use of that commercial space. The monthly lease payments under the lease are approximately $13,000 effective December 1998. Sales to InReach Internet LLC accounted for approximately $1,469,000, $1,755,000 and $1,743,000, or 3.5%, 1.8% and 1.3%, of
our revenue for the years ended December 31, 1998, 1999 and 2000, respectively.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

        (a)  (1)  Financial Statements

                  The consolidated financial statements of Pac-West Telecomm, Inc. and its subsidiaries for the year ended December 31, 2000, together with the Report of Independent Public Accountants, are set forth on Pages F-1 through F-23 of this Form 10-K. The supplemental financial information listed and appearing hereafter should be read in conjunction with the consolidated financial statements included in the Form 10-K.

             (2)  Financial Statement Schedules

                  The following are included in Part IV of this Form 10-K for each of the years ended December 31, 1998, 1999 and 2000 as applicable:

                  Report of Independent Public Accountants on Supplemental Schedule F-24

                  Schedule II -Valuation and Qualifying Accounts F-25

                  Financial statement schedules not included in this Form 10-K have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto, included in this Form 10-K.

             (3)  Exhibits

                  The exhibits are filed herewith pursuant to Item 601 of Regulation S-K.


Exhibit
Number                                  Description
- -------                                 -----------

2.1 Agreement of Merger, dated September 16, 1998, between PWT Acquisition Corp. and Pac-West Telecomm, Inc., as amended (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement (No. 333-76779)).

2.2 Agreement and Plan of Merger, dated June 30, 1998, between PWT Acquisition Corp., Pac-West Telecomm, Inc., Bay Alarm Company and John K. La Rue, as amended (Incorporated by reference to Exhibit 2.2 to the Company's Registration Statement (No. 333-76779))

3.1 Amended and Restated Articles of Incorporation of Pac-West Telecom, Inc. (Incorporated by reference to Exhibit A to the Company's
            Proxy Statement dated June 26,2000).

3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Reg. No. 333-86607)).

4.1 Form of certificate representing common stock of Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement (No. 333-86607)).

10.1 Shareholders Agreement, dated September 16, 1998, between Pac-West, John K. La Rue, Bay Alarm Company, certain named investors and certain named executives (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement (No. 333-76779)).

 10.2 Registration Rights Agreement, dated September 16, 1998, between Pac-West, John K. LaRue, Bay Alarm Company, certain investors and certain executives (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement (No. 333-86607)).

 10.3 Stock Purchase Agreement, dated September 16, 1998, between PWT Acquisition Corp. and certain named investors (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement (No. 333-76779)).

 10.4 Stock Purchase Agreement, dated September 16, 1998, between Pac-West and certain named investors (Incorporated by reference to Exhibit
            10.4 to the Company's Registration Statement (No. 333-76779)).

 10.5 Pledge and Security Agreement, dated January 29, 1999, between Pac-West and Norwest Bank Minnesota, N.A. (Incorporated by reference to
            Exhibit 10.5 to the Company's Registration Statement (No. 333-
            76779)).

+10.6(a)   Pac-West Telecomm, Inc. 1999 Stock Incentive Plan (Incorporated by
            reference to Exhibit 10.6(a) to the Company's Registration Statement (No. 333-76779)).

+10.6(b) Pac-West Telecomm, Inc. 1999 Stock Incentive Plan form of notice of Stock Option Award and Stock Option Award Agreement between Pac-West and its grantees as designated (Incorporated by reference to Exhibit 10.6(b) to the Company's Registration Statement (No. 333-76779)).

+10.7       Employment Agreement, dated June 30, 1998, between Pac-West and John
            K. La Rue (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement (No. 333-76779)).

+10.8 Executive Agreement, dated September 16, 1998, between Pac-West and Wallace W. Griffin (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement (No. 333-76779)).

+10.9 Executive Agreement, dated October 30, 1998, between Pac-West and Richard E. Bryson (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement (No. 333-76779)).

+10.10 Employment Agreement, dated October 21, 1998, between Pac-West and Dennis V. Meyer (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement (No. 333-76779)).

+10.11 Employment Agreement, dated September 14, 1998, between Pac-West and Jason R. Mills (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement (No. 333-76779)).

+10.12 Confidentiality Agreement, dated September 16, 1998, between Pac-West and John K. La Rue (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement (No. 333-76779)).

+10.13 Confidentiality Agreement, dated September 16, 1998, between Pac-West and Wallace W. Griffin (Incorporated by reference to Exhibit
            10.13 to the Company's Registration Statement (No. 333-76779)).

+10.14 Confidentiality Agreement, dated September 16, 1998, between Pac-West and Richard E. Bryson (Incorporated by reference to Exhibit
            10.14 to the Company's Registration Statement (No. 333-76779)).

+10.15 Confidentiality Agreement, dated October 22, 1998, between Pac-West and Dennis V. Meyer (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement (No. 333-76779)).

 +10.16 Confidentiality Agreement, dated September 16, 1998, between Pac-West and Jason R. Mills (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement (No. 333-76779)).

  10.17 Lease Agreement, dated as of June 23, 1995, as amended, by and between Geremia Brothers and Pac-West for 4202 and 4210 Coronado Avenue, Stockton, California (Incorporated by reference to Exhibit
            10.17 to the Company's Registration Statement (No. 333-76779)).

  10.18 Lease Agreement, dated as of July 3, 1996, as amended, by and between One Wilshire Arcade Imperial, Ltd., Paramount Group, Inc. and Pac-West for 624 South Grand Avenue, Los Angeles, California (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement (No. 333-76779)).

  10.19 Balco Properties Office Lease, dated as of November 10, 1998, by and between Balco Properties and Pac-West for Franklin Building, 1624 Franklin Street, Suites 40, 100, Mezzanine, 201, 203, 210, 214 and 222, Oakland, California (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement (No. 333-76779)).

  10.20 Lease Agreement, dated as of December 17, 1998, by and between Wing Fong & Associates LLC and Pac-West for 302 and 304 East Carson Street, Las Vegas, Nevada (Incorporated by reference to Exhibit
            10.20 to the Company's Registration Statement (No. 333-76779)).

 +10.21 Promissory Note, dated September 16, 1998, between Pac-West and Wallace W, Griffin, and related Executive Stock Pledge Agreement between same parties of even date (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement (No. 333-75779)).

 +10.22 Promissory Note, dated October 30, 1998, between Pac-West and Richard Bryson, and related Executive Stock Pledge Agreement between same parties of even date (Incorporated by reference to Exhibit
            10.22 to the Company's Registration Statement (No. 333-76779)).

  10.23(a) Loan and Security Agreement dated June 15, 1999, between Pac-West, Union Bank of California and other lenders as designated (Incorporated by reference to Exhibit 10.23(a) to the Company's Registration Statement (No. 333-86607)).

  10.23(b) Form of Addition of Lender and Consent and Amendment to Loan and Security Agreement (Incorporated by reference to Exhibit 10.23(b) to the Company's Registration Statement (No. 333-86607)).

  10.24 Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996, dated June 29, 1999, between Pac-West and Pacific Bell, and related Errata to Approved
            Interconnection Agreement dated June 30, 1999 (Incorporated by reference to Exhibit 10.24 to the Company's Registration Statement (No. 333-76779)).

  10.25 Telecommunication Facility Interconnection Agreement, dated June 21, 1996, between Pac-West and GTE California Inc. (Incorporated by reference to Exhibit 10.25 to the Company's Registration
            Statement (No. 333-76779)).

  10.26 Master Interconnection and Resale Agreement for the State of Nevada, dated January 15,1999, between Pac-West and The Nevada Division of Central Telephone Company d/b/a Sprint of Nevada (Incorporated by reference to Exhibit 10.26 to the Company's Registration
            Statement (No. 333-76779)).

  10.27 Indenture, dated January 29, 1999 between Pac-West Telecomm, Inc. and Norwest Bank Minnesota, N.A., pursuant to which the Series B 131/2% Notes due 2009 will be issued (Incorporated by reference to Exhibit 10.27 to the Company's Registration Statement (No. 333-76779)).

 10.28 Registration Rights Agreement, dated January 29, 1999 between Pac-West Telecomm, Inc. and Nations Banc Montgomery Securities LLC, CIBC Oppenheimer Corp. and First Union Capital Markets, as initial purchasers of notes (Incorporated by reference to Exhibit 10.28 to the Company's Registration Statement (No. 333-76779)).

+10.29 Employment Agreement, dated September 11, 1998, between Pac-West and Gregory Joksch (Incorporated by reference to Exhibit 10.29 to the Company's Registration Statement (No. 333-86607)).

+10.30 Confidentiality Agreement, dated September 11, 1998 between Pac-West and Gregory Joksch (Incorporated by reference to Exhibit 10.30 to the Company's Registration Statement (No. 333-86607)).

 10.31 Agreement for Local Wireline Network Interconnection and Service Resale between Pac-West Telecomm, Inc. and U.S. West Communiations, Inc. for the State of Washington executed September 2, 1999 (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the period ending December 31,1999).

 10.32 Agreement for Local Wireline Network Interconnection Between Citizens Telecommunication Company of California, Inc. and Pac-West Telecomm, Inc. dated November 1, 1999 (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the period ending December 31,1999).

 10.33 Agreement for Local Wireline Network Interconnection and Service Resale Between Pac-West Telecomm, Inc. and US West Communications, Inc. for the State of Arizona dated September 2, 1999
            (Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the period ending December 31,1999).

 10.34 Lease Agreement, dated as of September 10, 1999, by and between David A. and Sandra L. Sabey and Pac-West Telecomm, Inc. for 12201 Tukwila International Blvd., Building B, Second Floor, Tukwila, Washington (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the period ending December 31,1999).

 10.35 Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Nevada Bell and Pac-West Telecomm, Inc. executed August 25, 1999 (Incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2000).

 10.36 Pac-West Telecomm, Inc. and US West Communications, Inc. Interconnection Agreement for the State of Oregon dated January 31, 2000 (Incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2000).

 10.37 Adoption Letter dated February 2, 2000 between Pac-West Telecomm, Inc. and GTE Northwest Incorporated of Interconnection, Resale and Unbundling Agreement Between GTE Northwest Incorporated and Electric Lightwave, Inc. for the State of Oregon (Incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2000).

 10.38 Interconnection, Resale and Unbundling Agreement between GTE Northwest Incorporated and Electric Lightwave, Inc. for the State of Oregon (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2000).

 10.39 Lease Agreement, dated as of February 4, 2000, by and between North Valley Tech LLC and Pac-West Telecomm, Inc. for E. 84th Avenue, Suite 100, Thornton, Colorado (Incorporated by reference to Exhibit
            10.39 to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2000).

 10.40 Lease Agreement, dated February 4, 2000, by and between Park Central Mall, L.L.C. and Pac-West Telecomm, Inc. for 3110 North Central Avenue, Suite 75, Building 2, Phoenix, Arizona (Incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2000).

 10.41 Interconnection Agreement Between US West Communications, Inc. and Pac-West Telecomm, Inc. For Colorado dated May 8, 2000 (Incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000).

 10.42 Lease Agreement, dated March 8, 2000, by and between Stockton March Partners and Pac-West Telecomm, Inc. for 1776 West March Lane, Stockton, California (Incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000).

 10.43 IRU Agreement, dated June 30, 2000, by and between Qwest Communications Corporation and Pac-West Telecomm, Inc. (Confidential Materials omitted and filed separately with the Securities and Exchange Commission) (Incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000).

 +10.44 1998 Griffin Non-Qualified Stock Incentive Plan (Incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000).

 +10.45 1998 Bryson Non-Qualified Stock Incentive Plan (Incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000.

 +10.46 2000 Napa Valley Non-Quaified Stock Incentive Plan (Incorporated by reference to Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000).

 +10.47     2000 Employee Stock Purchase Plan (Incorporated by reference to
            Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000).

  10.48 Lease Agreement , dated August 29, 2000, by and between Boyd Enterprises Utah, LLC and Pac-West Telecomm, Inc. for 2302 S. Presidents Drive, West Valley City, Utah.

+*10.49 Agreement Regarding Compensation in change of Control, dated December 1, 2000 by and between Mr. Wallace W. Griffin and Pac-West Telecomm, Inc.

+*10.50 Agreement Regarding Compensation in change of Control, dated December 1, 2000 by and between Mr. John K. La Rue and Pac-West Telecomm, Inc.

+*10.51 Agreement Regarding Compensation in change of Control, dated December 1, 2000 by and between Mr. Richard E. Bryson and Pac-West Telecomm, Inc.

+*10.52 Agreement Regarding Compensation in change of Control, dated December 1, 2000 by and between Mr. Joel A. Effron and Pac-West Telecomm, Inc.

 *10.53 Interconnection Agreement Between Roseville Telephone Company. and Pac-West Telecomm, Inc. for the State of California dated September 18, 2000.

+*10.54 Mutual Settlement Agreement, dated November 16, 2000, by and between Mr. Brian K. Johnson and Pac-West Telecomm, Inc.

 *23.1      Consent of Arthur Andersen LLP.



*     Filed with this report
+     Management contract or compensatory plan or arrangement


          (b)  Reports on Form 8-K

               None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on March 30, 2001.

                                   PAC-WEST TELECOMM, INC.
                                   Registrant

                                   By: /s/ WALLACE W. GRIFFIN
                                       ---------------------------------------
                                   Wallace W. Griffin, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated.


/s/ Wallace W. Griffin           President, Chief Executive Officer and Director
- -------------------------
    Wallace W. Griffin           (Principal Executive Officer)


/s/ Richard E. Bryson            Chief Financial Officer
- -------------------------
    Richard E. Bryson            (Principal Financial Officer)


/s/ Dennis V. Meyer              Vice President--Finance and Treasurer
- -------------------------
    Dennis V. Meyer              (Principal Accounting Officer)

/s/ Jerry L. Johnson             Chairman of the Board of Directors
- -------------------------
    Jerry L. Johnson

/s/ John K. La Rue               Director and Executive Vice President
- -------------------------
    John K. La Rue

/s/ David G. Chandler            Director
- -------------------------
    David G. Chandler

/s/ Mark S. Fowler               Director
- -------------------------
    Mark S. Fowler

/s/ Samuel A. Plum               Director
- -------------------------
    Samuel A. Plum

/s/ Dr. Jagdish N. Sheth         Director
- -------------------------
    Dr. Jagdish N. Sheth

/s/ A. Gary Ames
- -------------------------        Director
    A. Gary Ames

                         INDEX TO FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----
Report of Arthur Andersen LLP, Independent Public Accountants................................  F-2

Consolidated Balance Sheets..................................................................  F-3

Consolidated Statements of Operations........................................................  F-5

Consolidated Statements of Changes in Stockholders' Equity (Deficit).........................  F-6

Consolidated Statements of Cash Flows........................................................  F-7

Notes to Consolidated Financial Statements...................................................  F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Pac-West Telecomm, Inc.:

We have audited the accompanying consolidated balance sheets of Pac-West Telecomm, Inc. (a California corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pac-West Telecomm, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As explained in the Revenue Recognition section of Note 2 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for revenue recognition on certain non-refundable up-front installation payments through the adoption of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."


                                                             Arthur Andersen LLP


San Jose, California,
February 9, 2001

                            PAC-WEST TELECOMM, INC.

                          CONSOLIDATED BALANCE SHEETS

                       AS OF DECEMBER 31, 1999 AND 2000

                                    ASSETS


                                                                                              1999                2000
                                                                                        --------------     ---------------
CURRENT ASSETS:
   Cash and cash equivalents                                                            $    82,688,000    $    56,675,000
   Restricted cash                                                                           10,087,000                  -
   Short-term investments                                                                    70,138,000         43,904,000
   Trade accounts receivable, net of allowances of $675,000 and $3,003,000
        as of December 31, 1999 and 2000, respectively                                        8,339,000         19,106,000
   Accounts receivable from related parties                                                      63,000             34,000
   Income tax receivable                                                                        195,000          2,257,000
   Inventories                                                                                  952,000          4,272,000
   Prepaid expenses and other current assets                                                  2,786,000          3,482,000
   Deferred financing costs, net                                                                864,000            853,000
   Deferred tax assets                                                                          580,000          2,475,000
                                                                                        ---------------    ---------------
         Total current assets                                                               176,692,000        133,058,000
                                                                                        ---------------    ---------------

PROPERTY AND EQUIPMENT:
   Network and other communication equipment                                                 71,142,000        114,325,000
   Equipment under capital leases                                                                     -         21,311,000
   Office furniture                                                                             934,000          2,046,000
   Business software and computer equipment                                                   2,706,000         19,586,000
   Vehicles                                                                                   1,199,000          2,053,000
   Leasehold improvements                                                                    11,661,000         23,971,000
   Projects in progress                                                                      32,405,000         49,065,000
                                                                                        ---------------    ---------------
                                                                                            120,047,000        232,357,000
   Less:  Accumulated depreciation and amortization                                         (14,858,000)       (30,843,000)
                                                                                        ---------------    ---------------
         Property and equipment, net                                                        105,189,000        201,514,000
                                                                                        ---------------    ---------------
COSTS IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES, net                                       209,000         18,756,000

OTHER ASSETS, net                                                                             8,010,000          7,464,000
                                                                                        ---------------    ---------------
         Total assets                                                                   $   290,100,000    $   360,792,000
                                                                                        ===============    ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                            PAC-WEST TELECOMM, INC.

                          CONSOLIDATED BALANCE SHEETS

                       AS OF DECEMBER 31, 1999 AND 2000


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                            1999                 2000
                                                                                     -----------------    ------------------
CURRENT LIABILITIES:
   Current portion of notes payable                                                  $         99,000     $         16,000
   Current obligations under capital leases                                                         -            5,852,000
   Accounts payable                                                                        13,158,000           18,681,000
   Accrued payroll and related expenses                                                     1,719,000            3,872,000
   Accrued interest on senior notes                                                         8,435,000            8,437,000
   Other accrued liabilities                                                                1,269,000            4,209,000
   Fiber IRU liability                                                                              -           17,240,000
   Deferred revenues                                                                                -            1,819,000
   Income taxes payable                                                                       520,000                    -
                                                                                     -----------------    ------------------
         Total current liabilities                                                         25,200,000           60,126,000
                                                                                     -----------------    ------------------
SENIOR NOTES                                                                              150,000,000          150,000,000

CAPITAL LEASES, less current portion                                                                -           15,459,000

NOTES PAYABLE, less current portion                                                            17,000                    -
                                                                                     -----------------    ------------------
         Total long-term debt                                                             150,017,000          165,459,000
                                                                                     -----------------    ------------------
DEFERRED REVENUES, less current portion                                                             -              735,000
                                                                                     -----------------    ------------------
DEFERRED INCOME TAXES                                                                       8,633,000           14,715,000
                                                                                     -----------------    ------------------
         Total liabilities                                                                183,850,000          241,035,000
                                                                                     -----------------    ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value:
     Authorized shares--100,000,000
     Issued and outstanding shares--35,393,326 and 35,948,549 at
          December 31, 1999 and 2000, respectively                                             35,000               36,000
   Additional paid-in capital                                                             173,345,000          183,568,000
   Notes receivable from stockholders                                                        (233,000)            (200,000)
   Retained deficit                                                                       (66,897,000)         (63,280,000)
   Accumulated other comprehensive income                                                           -              277,000
   Deferred stock compensation                                                                      -             (644,000)
                                                                                     -----------------    ------------------
         Total stockholders' equity                                                       106,250,000          119,757,000
                                                                                     -----------------    ------------------
         Total liabilities and stockholders' equity                                  $    290,100,000     $    360,792,000
                                                                                     =================    ==================

  The accompanying notes are an integral part of these consolidated financial statements.

                            PAC-WEST TELECOMM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                              1998                1999             2000
                                                                          -------------------------------------------------
REVENUES                                                                  $ 42,211,000        $ 95,505,000    $ 139,090,000
                                                                          -------------------------------------------------

COSTS AND EXPENSES:
   Operating                                                                15,344,000          20,510,000       42,388,000
   Selling, general and administrative:
     Selling, general and administrative                                    10,779,000          22,855,000       54,026,000
     Transaction bonuses and consultant's costs                              3,798,000                  --               --
   Depreciation and amortization                                             4,106,000           8,689,000       20,905,000
                                                                          -------------------------------------------------
         Total costs and expenses                                           34,027,000          52,054,000      117,319,000
                                                                          -------------------------------------------------
         Income from operations                                              8,184,000          43,451,000       21,771,000
                                                                          -------------------------------------------------

OTHER EXPENSE (INCOME):
   Interest expense                                                          4,199,000          18,124,000       18,932,000
   Costs of merger with PWT Acquisition Corp. and recapitalization           3,004,000                  --               --
   Interest income                                                            (327,000)         (3,690,000)      (7,564,000)
   (Income) loss on asset dispositions, net                                     (3,000)                 --          580,000
                                                                          -------------------------------------------------
         Total other expense, net                                            6,873,000          14,434,000       11,948,000
                                                                          -------------------------------------------------

         Income before provision for income taxes, extraordinary
           item, and cumulative effect of change in accounting
           principle                                                         1,311,000          29,017,000        9,823,000

PROVISION FOR INCOME TAXES                                                   1,561,000          13,111,000        4,791,000
                                                                          -------------------------------------------------
         Income (loss) before extraordinary item and cumulative
           effect of change in accounting principle                           (250,000)         15,906,000        5,032,000

EXTRAORDINARY ITEM:  Loss on early extinguishment of debt, net of
   income tax benefit of $278,000                                             (417,000)                 --               --

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
     net of income tax benefit of $943,000                                          --                  --       (1,415,000)
                                                                          -------------------------------------------------
         Net income (loss)                                                    (667,000)         15,906,000        3,617,000

ACCRUED PREFERRED STOCK DIVIDENDS                                           (1,324,000)         (4,085,000)              --
                                                                          -------------------------------------------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                       $ (1,991,000)       $ 11,821,000    $   3,617,000
                                                                          =================================================

INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
   Basic                                                                  $      (0.30)       $       0.59    $        0.14
   Diluted                                                                $      (0.30)       $       0.56    $        0.13
LOSS PER SHARE FROM EXTRAORDINARY ITEM:
   Basic                                                                  $      (0.08)       $         --    $          --
   Diluted                                                                $      (0.08)       $         --    $          --
LOSS PER SHARE FROM CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE:
   Basic                                                                  $         --        $         --    $       (0.04)
   Diluted                                                                $         --        $         --    $       (0.03)

NET INCOME (LOSS) PER SHARE:
   Basic                                                                  $      (0.38)       $       0.59    $        0.10
   Diluted                                                                $      (0.38)       $       0.56    $        0.10

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                                     5,244,191          20,172,968       35,837,552
   Diluted                                                                   5,244,191          21,293,828       37,661,717

  The accompanying notes are an integral part of these consolidated financial statements

                            PAC-WEST TELECOMM, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                       Notes                    Accumulated Deferred       Total
                                  Common Stock        Additional    Receivable      Retained       Other      stock    Stockholders'
                             ----------------------     Paid in        From         Earnings     Comprehen- Compensa-      Equity
                               Shares      Amount       Capital    Stock holders   (Deficit)    sive Income   tion       (Deficit)
                             -------------------------------------------------------------------------------------------------------
Balance, December 31, 1997      140,000 $ 4,037,000  $        ---  $         ---  $  4,635,000  $       --- $     ---  $  8,672,000

Conversion to $0.001 par
  value stock                       ---  (4,037,000)    4,037,000            ---           ---          ---       ---           ---
Effect of merger with PWT
  Acquisition Corp. and
  recapitalization            7,176,988       7,000     1,193,000            ---   (86,771,000)         ---       ---   (85,571,000)
Issuance of common stock      9,658,012      10,000     4,708,000            ---           ---          ---       ---     4,718,000
Accrued cumulative
  dividends - preferred
  stock                             ---         ---    (1,324,000)           ---           ---          ---       ---    (1,324,000)
Issuances of common stock
  for cash and notes
  receivable                    612,458       1,000       291,000       (233,000)          ---          ---       ---        59,000
Net loss                            ---         ---           ---            ---      (667,000)         ---       ---      (667,000)
                             -------------------------------------------------------------------------------------------------------
Balance, December 31, 1998   17,587,458      18,000     8,905,000       (233,000)  (82,803,000)         ---       ---   (74,113,000)

Net proceeds from initial
  public offering of common
  stock                      12,765,000      12,000   118,121,000            ---           ---          ---       ---   118,133,000
Conversion of preferred
  stock                       5,040,868       5,000    50,404,000            ---           ---          ---       ---    50,409,000
Accrued cumulative
  dividends                         ---         ---    (4,085,000)           ---           ---          ---       ---    (4,085,000)
Net income                          ---         ---           ---            ---    15,906,000          ---       ---    15,906,000
                             -------------------------------------------------------------------------------------------------------
Balance, December 31, 1999   35,393,326      35,000   173,345,000       (233,000)  (66,897,000)         ---       ---   106,250,000

Issuance of common stock
  for acquisitions/other        491,787       1,000     9,180,000            ---           ---          ---       ---     9,181,000
Exercise of stock options        63,436                   135,000            ---           ---          ---       ---       135,000
Repayment of notes
  receivable                        ---         ---           ---         33,000           ---          ---       ---        33,000
Unrealized gain on
  investments                                                                ---           ---      277,000       ---       277,000
Deferred stock compensation         ---         ---       908,000            ---           ---          ---  (908,000)          ---
Amortization of deferred
  stock compensation                ---         ---           ---            ---           ---          ---   264,000       264,000
Net income                          ---         ---           ---            ---     3,617,000          ---       ---     3,617,000
                             -------------------------------------------------------------------------------------------------------
Balance, December 31, 2000   35,948,549 $    36,000  $183,568,000  $    (200,000) $(63,280,000) $   277,000 $(644,000) $119,757,000
                             =======================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                            PAC-WEST TELECOMM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                                1998               1999                2000
                                                                           ----------------------------------------------------
OPERATING ACTIVITIES:
  Income (loss) before extraordinary item and cumulative effect of
    change in accounting principle                                         $    (250,000)     $   15,906,000      $   5,032,000
  Adjustments to reconcile income (loss) before extraordinary item and cumulative effect of change in accounting principle to net cash provided by operating activities:
  Costs of merger with PWT Acquisition Corp. and recapitalization              3,004,000                  --                 --
  Depreciation and amortization                                                4,106,000           8,689,000         20,905,000
  Amortization of deferred financing costs                                     1,438,000           1,162,000            853,000
  Amortization of deferred stock compensation                                         --                  --            264,000
  Net loss on asset dispositions                                                      --                  --            580,000
  Interest earned on restricted cash                                                  --            (629,000)           (38,000)
  Allowance for doubtful accounts                                                100,000             275,000          1,983,000
  Deferred income tax provision                                                  963,000           6,316,000          4,787,000
  Changes in operating assets and liabilities, net of acquisitions:
    Increase in trade accounts receivable                                     (1,061,000)         (3,991,000)       (10,248,000)
    Decrease in accounts receivable from related parties                          97,000               1,000             29,000
    (Increase) decrease in income tax receivable                              (1,971,000)          1,776,000         (2,062,000)
    Increase in inventories                                                     (117,000)           (505,000)        (1,761,000)
    Increase in prepaid expenses and other current assets                       (263,000)         (1,975,000)          (489,000)
    (Increase) decrease in other assets                                           91,000          (2,541,000)          (253,000)
    Increase in accounts payable                                               3,988,000           8,011,000            401,000
    Increase in accrued interest on Senior Notes                                      --           8,435,000              2,000
    Increase (decrease) in income taxes payable                                       --             520,000           (537,000)
    Increase (decrease) in accrued payroll and related expenses and
      other liabilities                                                        1,908,000             (11,000)        22,314,000
                                                                           ----------------------------------------------------
             Net cash provided by operating activities                        12,033,000          41,439,000         41,762,000
                                                                           ----------------------------------------------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                                        (42,176,000)        (56,370,000)       (92,337,000)
  (Purchases) redemptions of short-term investments, net                              --         (70,138,000)        26,511,000
  Proceeds from disposal of equipment                                            145,000                  --             46,000
  Purchase of restricted cash investments, net of redemptions of
    $10,238,000 and $10,125,000 in 1999 and 2000, respectively                        --          (9,458,000)        10,125,000
  Costs of acquisitions, net of cash received                                         --                  --        (12,186,000)
                                                                           ----------------------------------------------------
             Net cash used in investing activities                           (42,031,000)       (135,966,000)       (67,841,000)
                                                                           ----------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds from issuance of Senior Notes                                              --         150,000,000                 --
  Net proceeds from initial public offering of common stock                           --         118,133,000                 --
  Repayment of senior secured borrowings                                              --        (100,000,000)                --
  Proceeds from notes payable                                                 10,514,000                  --                 --
  Proceeds from repayment of notes receivable from stockholders                       --                  --             33,000
  Repayments on notes payable                                                 (2,658,000)           (132,000)          (100,000)
  Principal payments on capital leases                                          (828,000)                 --                 --
  Payment for deferred financing costs                                        (1,195,000)         (6,022,000)            (2,000)
  Proceeds from senior secured borrowings                                     15,587,000                  --                 --
  Increase in other long-term obligations                                      9,000,000                  --                 --
  Proceeds from the issuance of common stock                                       9,000                  --            135,000
  Merger with PWT Acquisition Corp. and recapitalization:
    Proceeds from the issuance of preferred stock                             31,844,000                  --                 --
    Proceeds from the issuances of common stock                                5,968,000                  --                 --
    Proceeds from senior secured borrowings                                   75,413,000                  --                 --
    Payments to existing stockholders                                        (74,015,000)                 --                 --
    Extinguishments of notes payable and capital leases                      (23,159,000)                 --                 --
    Payment for deferred financing costs                                      (1,895,000)                 --                 --
    Costs of merger with PWT Acquisition Corp. and recapitalization           (2,954,000)                 --                 --
                                                                           ----------------------------------------------------
             Net cash provided by financing activities                        41,631,000         161,979,000             66,000
                                                                           ----------------------------------------------------
             Net increase (decrease) in cash and cash equivalents             11,633,000          67,452,000        (26,013,000)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                            3,603,000          15,236,000         82,688,000
                                                                           ----------------------------------------------------
  End of year                                                              $  15,236,000      $   82,688,000      $  56,675,000
                                                                           ====================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                            PAC-WEST TELECOMM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000


1.        ORGANIZATION:

Pac-West Telecomm, Inc. (the Company) is a rapidly growing provider of integrated communications services in the western United States. The Company's customers include Internet Service Providers (ISPs), small and medium-sized businesses and enhanced communications service providers, many of which are communications intensive users.

The Company was incorporated in May 1996 in the state of California as a wholly owned subsidiary of CalPage (a telephone, answering and paging services company), also formerly named Pac-West Telecomm, Inc. CalPage transferred its telephone and answering service divisions to the Company effective September 30, 1996.

The success of the Company is dependent upon several factors. These factors include the Company's ability to penetrate additional markets and to manage and adequately finance network growth and technological change within the telecommunications industry, the successful implementation of local and enhanced services to its customers and ISPs, and competition from preexisting and new providers of local and long-distance services, as well as positive and timely responses regarding governmental regulations.

On September 16, 1998, the Company completed a merger with PWT Acquisition Corp.
(PWT) and a recapitalization of the Company (the Transaction). PWT was formed by a group of investors for the purpose of injecting additional equity into the Company and effecting the recapitalization. In connection with the Transaction, PWT was merged into the Company with the Company being the surviving corporation. In connection with the Transaction, the preexisting Stockholders of the Company received cash payments of approximately $74 million, as well as shares of newly issued preferred and common stock of the Company in exchange for a substantial portion of their ownership interests. Additionally, at the consummation of the Transaction, the Company paid transaction bonuses and consultant's costs totaling approximately $3.8 million, which are included in the accompanying consolidated statements of operations. Under the terms of the Transaction, the preexisting Stockholders of the Company were entitled to receive additional consideration up to $20 million in the event that certain billings under dispute were received subsequent to the recapitalization (see
Note 7 for discussion of settlement payment). After consummation of the Transaction, the preexisting Stockholders held approximately 28 percent of the issued and outstanding common stock of the Company. As a result of the continued significant ownership interests of the preexisting Stockholders, no adjustments have been made to the historical carrying amounts of the Company's assets and liabilities as a result of the Transaction.

In November 1999, the Company consummated an initial public offering of its common stock. A total of 12,765,000 shares were issued in connection with the offering resulting in net proceeds after underwriters' discount and expenses of approximately $118.1 million. In addition, concurrent with the offering, all outstanding preferred stock and related accrued cumulative dividends were converted into 5,040,868 shares of the Company's common stock.

In January 2000, the Company acquired the customer base and certain other assets of Napa Valley Telecom (Napa Telecom), a switch based, long distance telecommunications company which was headquartered in Napa Valley, California. In February 2000, the Company acquired all of the outstanding stock of Installnet, Inc. and two related companies (collectively, Installnet), which is headquartered in Southern California. Installnet was primarily engaged in the business of selling, installing and maintaining telecommunications equipment. In September 2000, the Company acquired the customer base and certain other assets of BTC Corp (Baron Telecommunications), which was headquartered in Seattle, Washington. Baron Telecommunications provided telecommunications equipment to small and medium-sized businesses in Seattle and surrounding areas. Effective November 1, 2000, the Company acquired the customer base and assets of Communication Specialists, Inc. (CSI), a telecommunications company located in Salt Lake City, Utah. (See Note 5.)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation
- ---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries as of the date of acquisition. All intercompany accounts and transactions have been eliminated. The following subsidiaries of Pac-West Telecomm, Inc. are included in the respective consolidated financial statements; Installnet, Inc., D.B.D Consulting, Inc. and U.S. Net Solutions, Inc.

Concentration of Customers and Suppliers
- ----------------------------------------

The relative concentrations of customers and suppliers of the Company are:

                                                                                 1998     1999     2000
                                                                               --------------------------
               Revenues  (percent of revenues):  Incumbent Local Exchange        37%      58%      45%
                  Carriers (ILECs, see Note 7)
               Expenses (percent of operating costs):  largest supplier          50%      49%      35%

In 1998, 1999 and 2000, the Company's largest source of operating costs was also the largest incumbent local exchange carrier (ILEC).

For the years ended December 31, 1998, 1999 and 2000, ISPs accounted for approximately 23.3%, 19.3% and 19.3%, respectively, of our revenues, not including reciprocal compensation related to terminating calls to ISPs, long-distance services and dedicated transport services. Approximately 17% of our accounts receivable as of December 31, 2000 were from our largest ISPs. Management performs ongoing evaluations of the creditworthiness of its customers and monitors collections. As necessary, an allowance for doubtful accounts is recognized for potential uncollectible accounts. During 2000, the Company increased its allowance for doubtful accounts by approximately $2.3 million.

Use of Estimates
- ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Regulation and Competition
- --------------------------

Rates charged by the Company for certain telephone services are subject to the approval of various regulatory authorities. Trends in the telecommunications industry point toward increased competition in virtually all markets in which the Company operates and the continued deregulation or alternative regulation of telecommunications services in many jurisdictions.

Revenue Recognition
- -------------------

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements, and became effective for the Company during the fourth quarter of 2000, retroactive to January 1, 2000. In accordance with SAB 101, the Company recognizes revenue when there is pervasive evidence of an arrangement, delivery of the product or performance of the service has occurred, the selling price is fixed and determined and collectibility is reasonably assured. The Company's adoption of SAB 101 changed the timing of when revenue is recognized for non-refundable up-front payments received for installation services. Historically, these amounts have been recognized in the period received. Under the revised revenue recognition policy, these payments, and related costs up to the amount of revenues, are recognized as revenue and expense ratably over the term of the service contracts, generally 24 to 36 months. Any costs in excess of recognized revenues are expensed in the current period. As of December 31, 2000, $2,554,000 of installation payments received and $999,000 of associated costs were deferred and are included in deferred revenues and other assets, respectively, in the accompanying consolidated balance sheets.

The cumulative effect of this accounting change was $1,415,000, net of income tax benefit of $943,000, and was taken as a charge to the first quarter of 2000. The accounting change did not have a material effect on quarterly revenue and quarterly earnings during 2000. The Company has restated its results for the first three quarters of the year ended December 31, 2000, as reflected in Note
12. The pro forma impact of this change on years prior to 2000 has not been presented as the impact of such change is immaterial to the individual years presented.

Revenues from the sale of telecommunications products are recognized upon installation, or if no installation is required, upon shipment. Revenues from service access agreements are recognized as the service is provided, except for reciprocal compensation generated by calls placed to ISPs connected through the Company's network. The rights of competitive local exchange carriers (CLECs), such as the Company, to receive this type of compensation is the subject of numerous regulatory and legal challenges (see Note 7). Until this issue is ultimately resolved, the Company will continue to recognize reciprocal compensation as revenue when received in cash or when collectibility is reasonably assured.

Two ILECs with which the Company has interconnection agreements (see Note 7) had withheld payments from amounts billed by the Company under their agreements from 1997 to 1999. In September and October 1999, settlements were entered into with these ILECs. Under the terms of the settlements, the ILECs paid an aggregate of $26.3 million to the Company. These reciprocal compensation settlements were included in revenues for the year ended December 1999 in the period received.

Cash Equivalents
- ----------------

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash
- ---------------

Restricted cash at December 31, 1999 represented short-term investments deposited in an interest reserve trust account to fund the initial interest payments through, February 1, 2000 under the $150,000,000 Senior Notes. Such payments were made in 2000.

Short-Term Investments
- ----------------------

All investments with a maturity of greater than three months at the date of purchase are accounted for under Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company determines the appropriate classification at the time of purchase. All investments as of December 31, 1999 and 2000 were classified as available-for-sale and appropriately carried at fair value. Such investments consisted of corporate and investment grade U.S. and municipal debt securities. Realized gains and losses are included in interest income in the accompanying consolidated statements of operations. Differences between cost and fair value are recorded as unrealized gains and losses as other comprehensive income, a separate component of stockholders' equity. At December 31, 2000, $277,000 was recorded as unrealized gain on investments. As of December 31, 1999, the cost of these investments approximated their market value. (See Note 4.)

Inventories
- -----------

Inventories consist of telephone equipment, parts and installation materials, which are valued at the lower of cost or market value. All inventory is classified as finished goods. Cost is determined by the average-cost method. Provisions are made to reduce slow moving inventory to reflect its estimated net realizable value.

Property and Equipment
- ----------------------

Property and equipment is stated at cost and includes network and other communication equipment, equipment under capital leases, office furniture, business software and computer equipment, vehicles, leasehold improvements, and projects in progress. Expenditures for repairs and maintenance, which do not extend the useful life of the property and equipment, are charged to expense as incurred. Upon retirement, the asset cost and related accumulated depreciation are relieved from the consolidated financial statements. Gains and losses associated with dispositions or impairment of property and equipment are reflected as (income) loss on asset dispositions, net in the accompanying consolidated statements of operations. Depreciation and amortization is computed using the straight-line method based on the following estimated useful lives:

        Equipment                            3 to 7 years
        Vehicles                             5 years
        Leasehold improvements               10 years or life of lease,
                                                whichever is shorter

The Company capitalizes interest on capital projects when the project involves considerable time and major expenditures. Such interest is capitalized as part of the cost of the equipment and leasehold improvement and is amortized over the remaining life of the assets. Interest is capitalized based on the Company's incremental borrowing rate during the period of asset construction. In 1998, 1999 and 2000, the Company capitalized $303,000, $2,346,000 and $2,462,000, respectively, of interest related to capital projects.

Depreciation and amortization of property and equipment was $4,106,000, $8,475,000 and $17,651,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

During the last quarter of 2000, approximately $8.9 million of networking equipment was returned to the supplier in exchange for credits for the full purchase price. The difference between the net book value of the equipment and the credits received, approximately $(0.7) million, is included in (income) loss on asset dispositions, net. See Note 6 for discussion of purchase commitments and financing of the new networking equipment.

During 1999, the Company purchased approximately 56 percent of its total capital expenditures for the year from a single vendor. During 2000, the Company purchased approximately 22% and 19% of its total capital expenditures for the year from two vendors.

Intangible and Long-lived Assets
- --------------------------------

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", the Company periodically evaluates the carrying amount of long-lived assets and certain identifiable intangible assets when events or circumstances have occurred which indicate the remaining estimated useful life of these assets may be impaired. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the Company determines an asset has been impaired, the impairment is recorded based on the fair value of the impaired asset. During the fourth quarter of 2000, it was determined that certain internal-use computer software purchased externally did not meet management's expectations. Under provisions of SFAS 121 the Company recorded an impairment loss for this business software of approximately $1.3 million, which is included in (income) loss on asset dispositions, net in the accompanying consolidated statements of operations. The software project was subsequently implemented utilizing internal resources and systems.

Deferred Financing Costs, Net
- -----------------------------

Deferred financing costs, net consist primarily of capitalized amounts for underwriter fees, professional fees and other expenses related to the issuance and subsequent registration of the $150,000,000 Senior Notes. These deferred financing costs are being amortized on a straight-line basis (which approximates the effective interest method) over the estimated 10-year term of the notes beginning January 29, 1999. Amortization expense for the years ended December 31, 1998, 1999 and 2000, was $1,438,000, $1,162,000 and $853,000 respectively, and is included in interest expense in the accompanying consolidated statements of operations.

Other Assets
- ------------

At December 31, other assets consist of the following:



                                                                          1999            2000
                                                                     --------------------------------
     Deferred financing costs                                         $   5,648,000      $ 4,808,000
     Acquisition of lease rights                                          1,513,000        1,254,000
     Long term portion of deferred installation costs                           ---          516,000
     Long-term portion of prepaid expenses and deposits                     849,000          781,000
     Employee receivable                                                        ---          105,000
                                                                     --------------------------------
                                                                      $   8,010,000      $ 7,464,000
                                                                     ================================

During 1999, the Company purchased lease rights of additional space in its Los Angeles facility. This amount is included in other assets and is being amortized on a straight-line basis over the life of the lease, which is 69 months.

Other Accrued Liabilities
- -------------------------

At December 31, other accrued liabilities consist of the following:

                                                                          1999            2000
                                                                     --------------------------------
     Taxes payable, collected from customers                            $   397,000      $   582,000
     Acquisition holdbacks                                                      ---        1,060,000
     Accrued warranty and maintenance                                           ---          402,000
     Other                                                                  872,000        2,165,000
                                                                     --------------------------------
                                                                        $ 1,269,000      $ 4,209,000
                                                                     ================================



Supplemental Statements of Cash Flows Information
- -------------------------------------------------

                                                                            1998            1999              2000
                                                                       -------------------------------------------------
    Cash paid during the period for:
       Interest (net of amount capitalized)                               $ 2,565,000      $ 8,723,000      $ 20,250,000
       Income taxes (net of refunds)                                        2,195,000        4,499,000         2,253,000
    Noncash transactions during the period for:
       Acquisition of fixed assets using capital lease obligations            290,000               --        21,311,000
       Issuance of the Preferred Stock in conjunction with the
         Transaction                                                       13,156,000               --                --
       Refinancing of capital lease obligation with note payable            1,599,000               --                --
       Issuance of common stock for acquisitions                                   --               --         9,147,000

Income Taxes
- ------------

The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying the applicable statutory tax rate to the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date based on the applicable tax rate.

Other Comprehensive Income
- --------------------------

In September 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS No. 130 establishes the disclosure requirements for comprehensive income (loss) and its components within the financial statements. For the year ended December 31, 2000 there was $277,000 of other comprehensive income pertaining to the net unrealized investment gains. The Company had no items of other comprehensive income (loss) for the years ended December 31, 1998 and 1999; therefore, comprehensive income (loss) was the same as net income
(loss) for each of those years.

Segment Reporting
- -----------------

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS 131). SFAS 131 establishes standards in which public companies disclose certain information about operating segments in the company's financial reports. As an integrated telecommunications provider, the Company has one reportable operating segment. While the Company's chief decision-maker monitors the revenue streams of various services, operations are managed and financial performance is evaluated based upon the delivery of multiple services over common networks and facilities. This allows the Company to leverage its costs in an effort to maximize return. As a result, there are many shared expenses generated by the various revenue streams. Because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management does not currently make such allocations internally. The chief decision-maker does, however, monitor revenue streams at a more detailed level than those depicted in the Company's consolidated financial statements.

Specifically, the following table presents revenues by service type:

                                                            1998             1999             2000
                                                       --------------------------------------------------
     Local services                                     $   28,147,000   $  79,071,000   $   102,970,000
     Long-distance services                                  6,328,000       7,974,000        16,128,000
     Dedicated transport services                            4,155,000       5,162,000         7,663,000
     Products and services                                   2,104,000       1,485,000         9,942,000
     Other                                                   1,477,000       1,813,000         2,387,000
                                                       --------------------------------------------------
                                                        $   42,211,000   $  95,505,000   $   139,090,000
                                                       ==================================================

Local services revenues for the year ended December 31, 1999 include $26,308,000 of reciprocal compensation settlement payments (See Note 7).

Other Recent Pronouncements
- ---------------------------

The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" (SFAS 133) and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 128), in June 1998 and June 2000, respectively. As amended, SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities including recognizing all derivatives as either assets or liabilities in the financial statement at fair value. The adoption of SFAS 133 does not impact the Company's financial statements as the Company does not invest in derivatives or participate in hedging activities.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB No. 25" (FIN 44). FIN 44 became effective July 1, 2000. FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a compensatory plan, (c) the accounting consequence of various modifications to the terms of a previous fixed stock compensation award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company has adopted the provisions of FIN 44 with no material effect on its results of operations or financial position.

Income (Loss) Per Share
- -----------------------

Income (loss) per share has been calculated under SFAS No. 128, "Earnings per Share", (SFAS 128). SFAS 128 requires companies to compute income (loss) per share under two methods (basic and diluted). Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share information considers the effect of dilutive securities as follows:

                                                                              For the Year Ended
                                                                               December 31, 2000
                                                                ------------------------------------------------
                                                                   Income           Shares         Per Share
      Basic income per share:
        Income applicable to common stockholders before
           cumulative effect of change in accounting              $5,032,000       35,837,552          $0.14
           principle, net
        Cumulative effect of change in accounting principle,      (1,415,000)      35,837,552          (0.04)
           net
                                                                ---------------                   -----------------
        Net income applicable to common stockholders              $3,617,000       35,837,552          $0.10
                                                                ===================================================

      Effect of dilutive securities:
        Stock options                                                               1,824,165
                                                                                -----------------
      Diluted net income per share:
        Income available to common stockholders and diluted
           stock options (treasury stock method) before
           cumulative effect of change in accounting              $5,032,000       37,661,717          $0.13
           principle, net
        Cumulative effect of change in accounting principle,      (1,415,000)      37,661,717          (0.03)
           net
                                                                ---------------                   -----------------
        Net income available to common stockholders and
           dilutive stock options                                 $3,617,000       37,661,717          $0.10
                                                                ===================================================

                                                                                For the Year Ended
                                                                                December 31, 1999
                                                                ---------------------------------------------------
                                                                    Income           Shares          Per Share
       Basic net income per share:
         Net income applicable to common stockholders            $11,821,000       20,172,968          $0.59

       Effect of dilutive securities:
         Stock options                                                              1,120,860
                                                                                -----------------

       Diluted net income per share:
         Net income available to common stockholders and
            dilutive stock options                               $11,821,000       21,293,828          $0.56
                                                                ===================================================

Conversion of the convertible redeemable preferred stock for the years ended December 31, 1998 and 1999 and the effect of the exercise of stock options for year ended December 31, 1998 are antidilutive and have been excluded from the calculation of diluted income (loss) per share. In November 1999, the Company consummated an initial public offering of its common stock and converted all outstanding convertible redeemable preferred stock and cumulative dividends (see
Note 1).

The Company evaluated the requirements of the SEC Staff Accounting Bulletin No. 98 (SAB 98) and concluded that there are no nominal issuances of common stock or potential common stock that would be required to be shown as outstanding for all periods presented herein as outlined in SAB 98.


3.       EXTRAORDINARY ITEM--LOSS ON EARLY EXTINGUISHMENT OF DEBT:

In conjunction with the Transaction (see Note 1) and the receipt of the senior secured borrowings during 1998, the Company repaid certain amounts outstanding under notes payable and capital leases for equipment. The resulting loss in 1998 from the early extinguishment of the debt of $695,000, less the applicable income tax benefit of $278,000, has been reflected as an extraordinary item in the accompanying consolidated statements of operations for the year ended December 31, 1998.



4.       INVESTMENTS:

The following tables summarize the Company's investments in securites as of December 31, 2000:

                                                                                      Unrealized
                                                                 Cost                 Gains, net          Fair Market Value
                                                     -----------------------------------------------------------------------

Cash and equivalents                                 $             20,991,000   $                ---   $         20,991,000
U.S. government agencies                                           23,893,000                124,000             24,017,000
Municipals                                                         15,215,000                    ---             15,215,000
Collaterized mortgage obligation                                      992,000                 12,000              1,004,000
Corporate bonds                                                    17,428,000                 55,000             17,483,000
Assets backed securites                                             9,282,000                 86,000              9,368,000
                                                     -----------------------------------------------------------------------
                                                     $             87,801,000   $            277,000   $         88,078,000
                                                     =======================================================================

Reported as:
     Cash and cash equivalents                                                                         $         44,174,000
     Short term investments                                                                                      43,904,000
                                                                                                      ----------------------
         Total                                                                                         $         88,078,000
                                                                                                      ======================

The following tables summarize the Company's investments in securites as of December 31, 1999:

                                                                                      Unrealized
                                                                 Cost                 Gains, net          Fair Market Value
                                                     -----------------------------------------------------------------------
Cash and equivalents                                 $             52,591,000   $                ---   $         52,591,000
U.S. government agencies                                           22,867,000                    ---             22,867,000
Municipals                                                          9,000,000                    ---              9,000,000
Collaterized mortgage obligation                                          ---                    ---                    ---
Corporate bonds                                                    25,381,000                    ---             25,381,000
Assets backed securites                                             9,608,000                    ---              9,608,000
                                                     -----------------------------------------------------------------------







                                                     -----------------------------------------------------------------------
                                                     $            119,447,000   $                ---   $        119,447,000
                                                     =======================================================================

Reported as:
     Cash and cash equivalents                                                                         $         49,309,000
     Short term investments                                                                                      70,138,000

                                                                                                      ----------------------
         Total                                                                                         $        119,447,000
                                                                                                      ======================

5.       COSTS IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES:

Costs in excess of net assets of acquired businesses primarily relates to the acquisitions of Napa Telecom, Installnet, Baron Telecommunications and CSI. These costs consist of the following at December 31, 2000:

                                                                      Baron
                               Napa Telecom      Installnet     Telecommunications        CSI         Other*         Total
                             ------------------------------------------------------------------------------------------------
Purchase Price:
   Cash                           $4,517,000    $ 4,386,000       $     1,823,000    $ 1,042,000    $ 209,000    $ 11,977,000
                                                  8,400,000                                                         9,147,000
   Common stock                           --                              587,000        160,000           --
   Expenses                           55,000        418,000                35,000         23,000        4,000         535,000
                             ------------------------------------------------------------------------------------------------
   Total                           4,572,000     13,204,000             2,445,000      1,225,000      213,000      21,659,000
   Less net assets
     (deficit) acquired              847,000    (1,622,000)               655,000        165,000           --          45,000
                             ------------------------------------------------------------------------------------------------
   Total excess costs              3,725,000     14,826,000             1,790,000      1,060,000      213,000      21,614,000
   Less accumulated
     amortization                  (744,000)    (1,942,000)              (85,000)       (33,000)     (54,000)     (2,858,000)
                             ------------------------------------------------------------------------------------------------
   Unamortized balance at
     December 31, 2000            $2,981,000   $ 12,884,000       $     1,705,000    $ 1,027,000    $ 159,000    $ 18,756,000
                             ================================================================================================

*Cash was paid prior to January 2000 for "other" acquisitions.

Costs in excess of net assets acquired for Napa Telecom are being amortized on a straight-line basis over 60 months beginning January 1, 2000. Costs in excess of net assets acquired for Installnet, Baron Telecommunications and CSI are being amortized on a straight-line basis over 84 months beginning February 1, September 1, and November 1, 2000, respectively. Amortization expense related to costs in excess of net assets of acquired businesses of $14,000 and $2,844,000 was recorded in 1999 and 2000, respectively. Refer to Note 2, Intangible and Long-lived Assets, for the Company's policies regarding periodic evaluations of intangible assets.

The following is a summary of the acquired assets and liabilities:

                                                                              Baron
                                        Napa Telecom     Installnet     Telecommunications        CSI            Total
                                      ---------------------------------------------------------------------------------------
Cash                                       $    35,000     $    30,000             $     --        $     --      $    65,000
Accounts receivable                            770,000       1,673,000               364,000         62,000        2,869,000
Allowance for doubtful accounts              (142,000)       (175,000)              (50,000)             --        (367,000)
Inventories                                     50,000       1,211,000               225,000         73,000        1,559,000
Prepaid expenses                                    --          54,000                    --             --           54,000
Current tax assets                                  --          48,000                    --             --           48,000
Equipment and vehicles                         134,000       1,105,000               141,000         30,000        1,410,000
Accumulated depreciation                            --        (455,000)                   --             --         (455,000)
Other assets                                        --          41,000                    --             --           41,000
                                      ---------------------------------------------------------------------------------------

Total assets acquired                          847,000       3,532,000               680,000        165,000        5,224,000

Accounts payable and accrued
       liabilities                                  --       5,097,000                25,000             --        5,122,000
Income taxes payable                                --          17,000                    --             --           17,000
Deferred income taxes                               --          40,000                    --             --           40,000
                                      ---------------------------------------------------------------------------------------
Total liabilities acquired                          --       5,154,000                25,000             --        5,179,000
                                      ---------------------------------------------------------------------------------------
Net assets (deficit) acquired
                                          $    847,000     $(1,622,000)       $      655,000     $  165,000      $    45,000
                                      ======================================================================================

6.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

At December 31, long-term debt and capital lease obligations consisted of the following:

                                                                   1999               2000
                                                             ------------------------------------
Senior Notes                                                      $150,000,000      $150,000,000
Notes payable, less current portion                                     17,000                --
Capital Lease, less current portion                                         --        15,459,000
                                                             ------------------------------------
                                                                  $150,017,000      $165,459,000
                                                             ------------------------------------

On January 29, 1999, the Company issued $150,000,000 of Senior Notes at par. The Senior Notes bear interest at 13.5 percent per annum payable in semiannual installments, with all principal due in full on February 1, 2009.

The indenture for the Senior Notes provides that the Company, at its option, may
(i) redeem up to 35 percent of the notes with proceeds of certain-public offerings of equity prior to February 1, 2002, (ii) redeem all or part of the notes at specified prices on or after February 1, 2004, or (iii) offer to exchange the notes within 180 days from the issue date for a new issue of identical debt securities registered under the Securities Act of 1933, as amended (the Securities Act). On September 22, 1999 all of the unregistered Senior Notes were exchanged for Senior Notes registered under the Securities Act.

The indenture for the Senior Notes provides for certain basic covenants of these notes, which generally restrict the Company's future ability to pay dividends, repurchase stock, pledge or sell assets as security for other transactions, or engage in mergers and business combinations. The covenants allow the Company to incur additional debt subject to various limitations. As of December 31, 2000, the Company is in compliance with all covenants.

The Company has a three-year senior credit facility expiring June 15, 2002 that provides for maximum borrowings of up to $40 million to finance working capital, the cost of the Company's planned capital expansion and other corporate transactions. This facility is secured by substantially all of the Company's assets. Borrowings under this senior credit facility will bear interest, at the Company's option, at (1) the Base Rate (as defined) or (2) the LIBOR Rate (as defined) plus between 2.25 percent and 3.5 percent. As of December 31, 1999 and 2000, there were no amounts outstanding under this facility. As of December 31, 2000 the borrowing rate would have been 8.89 percent. The credit facility requires the Company to meet certain financial tests, including, without limitation, maximum levels of debt as a ratio of earnings before interest, taxes, depreciation and amortization (as defined), minimum interest coverage and maximum amount of capital expenditures. The credit facility contains certain covenants which, among other things limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness (including the Senior Notes), liens and encumbrances and other matters customarily restricted in such agreements, unless specific consent is obtained. The Company is in compliance with all covenants.

In October 2000, the Company secured a lease facility of up to $30 million to be used exclusively for networking products and services. Equipment financed under this facility will be leased for a term of 36 months at which time the Company may purchase the equipment at fair market value. Purchases under this facility will be accounted for as a capital lease. As of December 31, 2000 the Company purchased approximately $21.3 million of equipment under this facility. Upon acceptance of the networking products the Company will pay recurring monthly lease payments over a term of three years. No payments were made in 2000. As of December 31, 2000, future obligations related to capital leases are as follows:

                                                       ----------------
                                                       Capital Leases
                                                       ----------------

                      2001                                $  5,921,000
                      2002                                   7,197,000
                      2003                                   7,197,000
                      2004                                   1,366,000
                                                       ----------------
                                                            21,681,000
                                                       ----------------
     Less:  portion representing interest                      370,000
                                                       ----------------
     Capital lease payable, current and long-term         $ 21,311,000
                                                       ================

7.       COMMITMENTS AND CONTINGENCIES:

Operating Leases
- ----------------

The Company leases nine principal facilities. Four facilities are located in California including two in Stockton and one in each of Oakland and Los Angeles, in addition to locations in or around Las Vegas, NV, Seattle, WA, Phoenix, AZ, Denver, CO, and Salt Lake City, UT. The leases are pursuant to noncancellable operating leases that expire in June 2002, September 2007, November 2003, September 2006, October 2009, December 2009, April 2010, March 2010 and December 2010, respectively. The lease expiring in June 2002 contains five two-year renewal options and the other eight leases contain two five-year renewal options. The Company also leases telephone equipment sites and telephone circuits on month-to-month, annual and long-term noncancellable leases. Management of the Company expects that these leases will be renewed or replaced by other leases in the normal course of business.

The Company's future minimum lease payments with initial terms in excess of one year as of December 31, 2000, are as follows:

                                              Operating Leases
                                    -------------------------------------
                                                     Telephone Circuits
                                         Space          and Equipment
                                    -------------------------------------

     2001                                $3,639,000           $9,833,000
     2002                                 3,730,000            7,354,000
     2003                                 3,564,000            5,103,000
     2004                                 3,259,000            3,365,000
     2005                                 2,981,000              971,000
     2006 and thereafter                  9,909,000                  --
                                    -------------------------------------
                                       $ 27,082,000         $ 26,626,000
                                    =====================================

Rental expense charged to operations for the years ended December 31, 1998, 1999 and 2000, for all operating leases for space was $650,000, $1,260,000 and $3,244,000, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations. Rental expense charged to operations for telephone circuits of approximately $9,935,000, $12,729,000 and $24,530,000 for the years ended December 31, 1998,
1999 and 2000, respectively, is included in operating costs in the accompanying consolidated statements of operations. Rental expense paid to related parties was approximately $35,000, $163,000 and $158,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

Purchase Commitments
- --------------------

At December 31, 2000, the Company has approximately $5.0 million of purchase orders outstanding for network equipment due for delivery during 2001. These purchase orders are cancelable up to 60 days prior to delivery without penalty and the Company expects to finance them with available cash, internally generated cash flows, or from borrowings under the senior credit facility.

In addition, the Company implemented new billing and operations support systems. Total estimated costs for these systems aggregate approximately $15 million, of which approximately $9 million was incurred in 1999, $4 million was incurred in 2000 and approximately $2 million is expected to be incurred in 2001. The majority of the $13 million incurred as of December 31, 2000 is included in business software and computers at December 31, 2000.

The Company also implemented a new enterprise and financial software system. Total estimated costs for this system are $5 million, of which approximately $3 million has been incurred, most of which is recorded in business software and computer equipment as of December 31, 2000, in the accompanying consolidated balance sheets.

On June 30, 2000, the Company entered into an Indefeasible Right of Use ("IRU") agreement with Qwest Communications to acquire dedicated fiber optics circuits of OC-48 capacity connecting major metropolitan areas in California. The IRU agreement is for a term of 20 years and includes one-dollar purchase options at the end of the term. The total cost of the IRU is approximately $23.0 million of which $5.8 million was paid on July 28, 2000 and the balance is payable on June 30, 2001. The purchase price of approximately $23.0 million is included in projects-in-progress and $17.2 million is classified in Fiber IRU liability in the accompanying consolidated balance sheets.

Employment Agreements
- ---------------------

The Company entered into employment agreements in 1998 with certain key executives that provided for minimum annual base salaries, bonus entitlements upon the achievement of certain objectives, and the issuance of stock options. All but two of the employment agreements expired in 2000.

On November 27, 2000, the Company's Board of Directors approved an Agreement Regarding Compensation on Change of Control with eight officers. These agreements provide for one year's base salary and health plan benefits in the event of a merger or combination of the Company into another entity, or the sale or disposition of all, or substantially all, of the Company's assets.

Two of the 1998 employment agreements, which were approved by the Company's stockholders in connection with the Transaction (see Note 1), granted options to two executives to purchase up to 568,750 shares of the Company's common stock. The exercise price of these options of $0.48 per share approximated the fair market value of the Company's common stock at the date of grant. These options vest over various dates through October 2001 and expire at various dates through October 2008 (see Note 8).

Reciprocal Compensation and Legal Proceedings
- ---------------------------------------------

The Company has established interconnection agreements with certain ILECs. The Telecommunications Act of 1996 requires ILECs to enter into interconnection agreements with CLECs, such as the Company, and other competitors and requires state Public Utilities Commissions (PUCs) to arbitrate such agreements.

The interconnection agreements outline, among other items, reciprocal compensation arrangements for calls originating or terminating in the other party's switching equipment, payment terms, and level of services.

Various ILECs have alleged, and are continuing to allege, that internet traffic calls made to an ISP are not local calls, and as such are not covered by the interconnection agreements. Further, two ILECs with which the Company has interconnection agreements had withheld payments from amounts billed by the Company under their agreements since August 1997, and filed complaints with the Superior Court of the State of California and the California and Nevada PUC's. The Superior Court ordered the complaint stayed pending the California PUC's review of the issues raised by the complaint.

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

On September 9, 1999, the Company entered into a settlement agreement with Pacific Bell regarding its claims for unpaid reciprocal compensation under their prior interconnection agreement. Under the terms of the settlement agreement, Pacific Bell agreed to pay $20 million to the Company and $20 million to certain stockholders of the Company as of the date of the recapitalization (see Note 1), in settlement of those claims. As a result of these payments, the terms of the September 1998 recapitalization requiring additional distribution to certain shareholders were satisfied.

On September 2, 1999, Nevada Bell named the Company and others as defendants in a suit to reverse the decision of the Public Utilities Commission of Nevada. The court has remanded the decision of the PUC of Nevada back to the Commission on procedural grounds.

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

In October 1999, GTE paid, and the Company recorded as revenue, $6,308,000 of reciprocal compensation that GTE had previously withheld. GTE has not waived its rights to appeal, contest or seek subsequent reimbursements of amounts paid for reciprocal compensation.

In February 2000, the California Public Utilities Commission commenced a separate generic proceeding to develop its policy regarding reciprocal compensation. Similarly, in the latter of 2000, the Colorado and Utah Commissions commenced similar investigations into intercarrier compensation issues.

The Company cannot predict the impact of the FCC's ruling on existing state decisions or the outcome of pending appeals or on additional cases in this matter. Given the uncertainty concerning the final outcome of the PUC proceedings, the possibility of future extended appeals or additional litigation, and future decisions by the FCC, the Company continues to record the revenue associated with reciprocal compensation billings to ILECs when received in cash or when collectibility is reasonably assured.

Following is a summary of amounts billed to ILECs during each of the three years ended December 31, 2000, and payments withheld by two ILECs during the two the years ended December 31, 1998 and 1999:

                                                                          1998              1999              2000
                                                                     --------------   ---------------   ---------------
     Total amount billed to ILECs during the year                     $  48,264,000    $   58,866,000    $   62,194,000
     Amount withheld by ILECs and not recorded as revenue in the
      Company's statements of operations                                (32,845,000)      (29,855,000)              ---
     Amounts received for prior withholding and recorded as revenue         254,000        26,308,000               ---
                                                                     --------------   ---------------   ---------------
                Net amount recorded as revenue from the ILECs
                  during the year                                     $  15,673,000    $   55,319,000    $   62,194,000
                                                                     ==============   ===============   ===============

8. STOCKHOLDERS' EQUITY:

Common Stock
- ------------
In connection with the transactions in September 1998, certain stockholders of the Company entered into a Registration Agreement, whereby at any time prior to September 26, 2001, one of the stockholders of the Company may request that the Company grant holders of the common stock of that stockholder the right to purchase a certain number of shares of the Company's common stock (the "Rights Offering"). The Rights Offering, covering 924,165 shares offered from the stockholder to its shareholders, was consummated in connection with the initial public offering of the Company's common stock in November 1999. Following 180 days after the Rights Offering, subject to certain limitations, stockholders of the Company who are party to the Registration Agreement may request that the Company register all or any portion of such stockholder's common stock in the Company with the SEC. In addition, the Registration Agreement provides that, subject to certain limitations, the parties to the Registration Agreement and certain transferors of common stock originally issued to the parties of the Registration Agreement may request that the Company include any common stock held by such persons or entities with any of the Company's common stock that the Company proposes to register.

Stock Split and Increases in Authorized Shares
- ----------------------------------------------
On March 19, 1999, the Board of Directors authorized a ten-for-one split of the Company's authorized and outstanding common stock and preferred stock. On October 7, 1999, the Board of Directors authorized a 1.4-for-1 split of the Company's outstanding common and preferred stock. All share and per share data have been restated to reflect these stock splits.

On October 7, 1999, the Board of Directors approved a resolution to increase the authorized shares of common stock to 50,000,000 shares and then further increased the authorized shares of common stock to 100,000,000 in 2000. In addition, in 2000 the Board of Directors also authorized the issuance of 10,000,000 shares of preferred stock at their discretion. No preferred shares were issued as of December 31, 2000.

Stock Options
- -------------
In January 1999, the Company's Board of Directors approved the terms of the 1999 Stock Incentive Plan (the "Plan") which authorizes the granting of stock options, including restricted stock, stock appreciation rights, dividend equivalent rights, performance units, performance shares or other similar rights or benefits to employees, directors, consultants and advisors. Options granted under the Plan have a term of ten years. In addition, options have been granted to two senior officers pursuant to the 1998 Griffin and Bryson Non-Qualified Stock Incentive Plans. In May 2000 the Board of Directors approved the 2000 Napa Valley Non-Qualified Stock Incentive Plan. An aggregate of 5,375,500 shares of common stock have been reserved for option grants.

A summary of the status of the Company's stock option plans at December 31, 2000 and changes during the years ended December 31, 1998, 1999 and 2000 are presented in the table below:

                                                                                                Exercise
                                                 Qualifying     Nonqualifying      Total         Price
                                               ------------    ---------------   ------------  -----------
      Balance, December 31, 1997                         --                 --             --     $     --

        Granted                                          --            568,750        568,750         0.48
                                               ------------    ---------------   ------------

      Balance, December 31, 1998                         --            568,750        568,750         0.48

        Granted                                   1,325,865            366,335      1,692,200         5.06
        Cancelled                                   (36,300)                --        (36,300)        2.57
                                               ------------    ---------------   ------------
      Balance, December 31, 1999                  1,289,565            935,085      2,224,650         3.93

        Granted                                   1,761,183            390,617      2,151,800        13.84

        Exercised                                   (63,436)                --        (63,436)        2.14

        Cancelled                                  (328,210)          (58,979)       (387,189)       18.65
                                               ------------    --------------    ------------
      Balance, December 31, 2000                  2,659,102         1,266,723       3,925,825       $ 7.99
                                               ============    ==============    ============



Options outstanding, exercisable and vested by price range at December 31, 1999, are as follows:

                                                                                   Number       Weighted Average
             Range of               Number        Weighted Average Remaining     Vested and     Exercise Price of
          Exercise Price          Outstanding          Contractual Life         Exercisable    Options Exercisable
       ------------------       --------------   ----------------------------  -------------  ---------------------
              $ 0.48                   568,750                8.8                   422,917            $  0.48
                2.14                 1,215,900                9.3                        --               2.14
               10.00                   319,000                9.8                   224,000              10.00
               22.06                   121,000                9.9                        --              22.06
                                --------------                                 ------------   ----------------
                                     2,224,650                                      646,917            $  3.93
                                ==============                                 ============   ================

Options outstanding, exercisable and vested by price range at December 31, 2000, are as follows:

                                                                                   Number        Weighted Average
             Range of               Number             Weighted Average          Vested and     Exercise Price of
          Exercise Prices         Outstanding     Remaining Contractual Life    Exercisable    Options Exercisable
       ------------------------ --------------   ----------------------------  -------------  ---------------------
           $ 0.48 - 4.06             2,544,926                    8.7               828,321      $        1.00
            8.69 - 35.00             1,380,899                    9.2               268,464              11.00
                                --------------                                 ------------   ----------------
                                     3,925,825                                    1,096,785      $        3.45
                                ==============                                 ============   ================

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", (SFAS 123), to disclose pro forma information regarding options granted to its employees based on specified valuation techniques that produce estimated compensation charges. These amounts have not been reflected in the Company's consolidated statements of operations because no compensation arises when the price of the employees' stock options equals the market value of the underlying stock at the date of grant, as in our case. Had compensation expense for the plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's earnings and earnings per share would have been as follows:

                                                                              1998            1999           2000
                                                                         --------------- --------------- --------------
         Net income (loss) attributable to common stockholders:
           As reported                                                    $(1,991,000)      $11,821,000    $ 3,617,000
           Pro forma                                                       (2,020,000)       11,423,000     (9,636,000)
         Basic earnings (loss) per common share
           As reported                                                    $     (0.38)      $      0.59    $      0.10
           Pro forma                                                            (0.38)             0.57          (0.27)
         Diluted earrings (loss) per common share:
           As reported                                                    $     (0.38)      $      0.56    $      0.10
           Pro forma                                                            (0.38)             0.54          (0.26)

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants: expected dividend yield of 0 percent in all periods; expected volatility of 0, 74 and 100 percent for 1998, 1999 and 2000, respectively; weighted average risk-free interest rates ranging from 4.9 to 6.23 percent for all periods presented in the table above; and expected lives of four years for all periods.

Employee Stock Purchase Plan
- ----------------------------
In 2000, the Company established the 2000 Employee Stock Purchase Plan (the Purchase Plan) under which 1,000,000 shares of common stock have been reserved for issuance. Full-time employees may designate up to 10% of their compensation, not to exceed 400 shares each six month period, or $25,000 worth of common stock in any one calendar year, which is deducted each pay period for the purchase of common stock under the Purchase Plan. On the last business day of each six month period, shares of common stock are purchased with the employees' payroll deductions at 85% of the lesser of the market price on the first or last day of the six month period. The Purchase Plan will terminate no later than May 2, 2020. On January 3, 2001, the Company issued 44,789 shares to employees for amounts withheld during 2000 under this plan.




9. INCOME TAXES:

The provision for income taxes consists of the following:

                                   1998          1999           2000
                                ----------------------------------------
           Current:
             Federal            $   353,000   $  6,795,000   $     4,000
             State                  245,000             --            --

           Deferred:
             Federal                861,000      5,595,000     4,457,000
             State                  102,000        721,000       330,000
                                ----------------------------------------
                                $ 1,561,000   $ 13,111,000     4,791,000
                                ========================================

The Company's provision for income tax differed from the amount computed by applying the statutory federal income tax rate to income before income taxes, extraordinary item and cumulative effect of change in accounting principle, as follows:

                                                     1998        Rate         1999        Rate          2000         Rate
                                                 ------------- --------- ---------------- -------- ---------------- -------
Income tax determined by applying the
  statutory federal income tax rate to income
  before income taxes, extraordinary item,
  and cumulative effect of change in
  accounting principle                             $  446,000     34.0%    $10,156,000     35.0%    $   3,438,000     35.0%
State income taxes, net of federal income
  tax benefit                                         230,000     17.5         470,000      1.6           215,000      2.2
Non-deductible amortization of costs in
  excess of net assets of acquired businesses              --       --              --       --           680,000      6.9
Federal income tax effect of nondeductible
  costs related to the Transaction (see
  Note 1)                                             885,000     67.6              --       --                --       --

Reciprocal compensation settlement                         --       --       1,500,000      5.2                --       --
Federal income tax effect of non-deductible
  amortization of deferred stock
  compensation                                             --       --              --       --            92,000      0.9
Changes in reserves                                        --       --         936,000      3.2           313,000      3.2
Other                                                      --       --          49,000      0.2            53,000      0.6
                                                 ------------- --------- ---------------- -------- ---------------- -------
Provision for income taxes                         $1,561,000    119.1%    $13,111,000     45.2%    $   4,791,000     48.8%
                                                 ============= ========= ================ ======== ================ =======

The cumulative balance sheet effects of deferred tax items are:


                                                                    1999           2000
                                                                  ----------  ------------
           Trade accounts receivable allowances                  $   173,000  $  1,054,000
           Deferred revenue                                               --       768,000
           Vacation and other accrued expenses                       130,000       289,000
           Inventory reserves                                         95,000       145,000
           Tax credits                                               151,000       232,000
           State taxes                                               152,000     2,197,000
                                                                   ---------  ------------
                     Deferred tax assets                             701,000     4,685,000
                                                                   ---------  ------------
           Depreciation and amortization                          (5,982,000)   (9,742,000)
           Capitalized interest                                     (884,000)   (1,324,000)
           Software development costs                                     --    (4,445,000)
           Reciprocal compensation settlement                       (980,000)           --
           Other reserves                                           (908,000)   (1,414,000)
                                                                   ---------    ----------
                     Deferred tax liabilities                     (8,754,000)  (16,925,000)
                                                                   ---------    ----------
           Net deferred tax liability                             (8,053,000)  (12,240,000)
           Less: Amount classified as current deferred tax asset     580,000     2,475,000
                                                                   ---------    ----------
                     Net noncurrent deferred tax liability       $(8,633,000) $(14,715,000)
                                                                   =========    ==========

10. RELATED-PARTY TRANSACTIONS:

Bay Alarm Company (Bay Alarm)
- ----------------------------
Bay Alarm (a stockholder of the Company) and its subsidiary, InReach Internet, LLC, are collectively one of the Company's largest customers of telephone network services, comprising approximately $2,680,000, $2,667,000 and $2,540,000, or 6.4 percent, 2.8 percent and 1.9 percent, of the Company's revenues for the years ended December 31, 1998, 1999 and 2000, respectively. The Company also had amounts due from Bay Alarm at December 31, 1999 and 2000. These amounts are included in accounts receivable from related parties in the accompanying consolidated balance sheets.

Bay Alarm provides the Company with security monitoring services at its normal commercial rates. The Company has recorded $58,000, $60,000 and $69,000 as selling, general and administrative expense for these services for the years ended December 31, 1998, 1999 and 2000, respectively. As outlined in Note 7, the Company leases its facility in Oakland from Bay Alarm. In addition to rent paid under this lease, the company recorded selling, general and administrative expense of $59,000, $35,000 and $0 for the years ended 1998,

1999 and 2000, respectively, for related utility charges. In May 1999, the Company restructured the agreement to allow for direct payments to the utility company.

Notes Receivable from Stockholders
- ----------------------------------
In connection with the Transaction, a stockholder of the Company, who is also an officer, purchased 37,500 shares of common stock from the Company for $250,000. The Company received $50,000 in cash from the stockholder and entered into a note receivable for the remaining balance of $200,000, which is in the accompanying consolidated balance sheet as a component of stockholders equity. Subsequent to the Transaction, another officer of the Company acquired 6,247 shares of common stock for $42,000. The Company received $9,000 in cash and entered into a note receivable for the remaining $33,000 due from the officer, which was paid in full in 2000. These two notes accrue interest at 5.54 percent and 5.12 percent, respectively, compounded annually. In December 2000, the Company entered into two notes receivable with another officer of the Company for $105,000. The notes accrue interest at 6.1 percent and are payable upon demand. The notes are secured by a pledge of 38,000 shares of the Company's common stock.

11. Retirement plan

The Company has a 401(k) retirement plan (the Plan) for all full-time employees who have completed six months of service. The plan year is from January 1 to December 31, and the Company contributes $0.50 for every $1.00 contributed by the employee, subject to the Company's contribution not exceeding 3 percent of the employee's salary. Participants are eligible to participate in the Plan after 6 months of service and become fully vested after six years, although they vest incrementally on an annual basis after two years of service. The Company recorded selling, general and administrative expense of $58,000, $134,000 and $247,000 for the years ended December 31, 1998, 1999 and 2000, respectively, for the Company's matching contributions.

12.      UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA


The following is a summary of quarterly consolidated financial results. The amounts have been restated from previously reported amounts to conform to the requirements of SAB 101. (See Note 2, Revenue Recognition.)

                                                        March 31             June 30           September 30         December 31
                                                        --------             -------           ------------         -----------
2000 as restated:
   Net sales                                        $   30,391,000       $  33,204,000        $  36,270,000       $  39,225,000
   Gross margin                                     $   20,511,000       $  23,187,000        $  25,444,000       $  27,560,000
   Income before cumulative effect of change
        in accounting principle (net of taxes)      $    2,145,000       $   1,334,000        $     991,000       $     562,000
   Cumulative effect of change in
        accounting method (net of taxes)            $   (1,415,000)      $         ---        $         ---       $         ---
   Net income                                       $      730,000       $   1,334,000        $     991,000       $     562,000
   Per share:
   Income before cumulative effect of change
        in accounting principle:
        Basic                                       $          .06       $         .04        $         .03       $         .02
        Diluted                                     $          .06       $         .04        $         .03       $         .02
   Cumulative effect of change in accounting
        principle (net of taxes)
        Basic                                       $         (.04)      $         ---        $         ---       $         ---
        Diluted                                     $         (.04)      $         ---        $         ---       $         ---
   Net income:
        Basic                                       $          .02       $         .04        $         .03       $         .02
        Diluted                                     $          .02       $         .04        $         .03       $         .02

2000 as reported:
   Net sales                                        $   30,807,000       $  33,340,000        $  35,981,000       $  39,225,000
   Gross margin                                     $   20,783,000       $  23,159,000        $  25,062,000       $  27,560,000
   Net income                                       $    2,308,000       $   1,317,000        $     761,000       $     562,000
   Net income per share:
        Basic                                       $          .06       $         .04        $         .02       $         .02
        Diluted                                     $          .06       $         .04        $         .02       $         .02

1999 as reported:
   Net sales                                        $   14,416,000       $  15,848,000        $  37,016,000       $  28,225,000
   Gross margin                                     $   10,354,000       $  11,157,000        $  31,222,000       $  22,262,000
   Net income                                       $      647,000       $     157,000        $  10,022,000       $   5,080,000
   Net income (loss) applicable to common
        shareholders                                $     (495,000)      $  (1,026,000)       $   8,795,000       $   4,547,000
   Net income per share:
        Basic                                       $         (.03)      $        (.06)       $         .50       $         .16
        Diluted                                     $         (.03)      $        (.06)       $         .43       $         .16

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                           ON SUPPLEMENTAL SCHEDULE



To the Board of Directors and Stockholders of Pac-West Telecomm, Inc.


     We have audited in accordance with auditing standards, generally accepted in the United States, the consolidated financial statements of Pac-West Telecomm, Inc. included in this Form 10-K, and have issued our report thereon dated February 9, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Schedule II, "Valuation and Qualifying Accounts," is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                               Arthur Andersen LLP


San Jose, California
February 9, 2001

                           PAC-WEST TELECOMM, INC.:

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


                     FOR THE YEAR ENDED DECEMBER 31, 2000

- -----------------------------------------------------------------------------------------------------------------------------
                                                Balance at       Charged to       Charged to                    Balance at
                                               Beginning of       Costs and         Other                         End of
                Description                       Period          Expenses         Accounts       Deductions      Period
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
      Allowance for doubtful accounts            $ 675,000        $ 989,000       $ 1,361,000      $ 22,000     $ 3,003,000
- -----------------------------------------------------------------------------------------------------------------------------


                                               FOR THE YEAR ENDED DECEMBER 31, 1999

- -----------------------------------------------------------------------------------------------------------------------------
                                                Balance at       Charged to       Charged to                    Balance at
                                               Beginning of       Costs and          Other                        End of
                Description                       Period          Expenses         Accounts       Deductions      Period
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
      Allowance for doubtful accounts            $ 400,000        $ 275,000          $ ---          $ ---        $ 675,000
- -----------------------------------------------------------------------------------------------------------------------------


                                               FOR THE YEAR ENDED DECEMBER 31, 1998

- -----------------------------------------------------------------------------------------------------------------------------
                                                Balance at       Charged to       Charged to                    Balance at
                                               Beginning of       Costs and         Other                         End of
                Description                       Period          Expenses         Accounts       Deductions      Period
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
      Allowance for doubtful accounts            $ 300,000        $ 100,000          $ ---          $ ---        $ 400,000
- -----------------------------------------------------------------------------------------------------------------------------

                                 Exhibit Index

Exhibit
Number                                  Description
- -------                                 -----------

2.1 Agreement of Merger, dated September 16, 1998, between PWT Acquisition Corp. and Pac-West Telecomm, Inc., as amended (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement (No. 333-76779)).

2.2 Agreement and Plan of Merger, dated June 30, 1998, between PWT Acquisition Corp., Pac-West Telecomm, Inc., Bay Alarm Company and John K. La Rue, as amended (Incorporated by reference to Exhibit 2.2 to the Company's Registration Statement (No. 333-76779))

3.1 Amended and Restated Articles of Incorporation of Pac-West Telecom, Inc. (Incorporated by reference to Exhibit A to the Company's
            Proxy Statement dated June 26,2000).

3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Reg. No. 333-86607)).

4.1 Form of certificate representing common stock of Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement (No. 333-86607)).

10.1 Shareholders Agreement, dated September 16, 1998, between Pac-West, John K. La Rue, Bay Alarm Company, certain named investors and certain named executives (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement (No. 333-76779)).

10.2 Registration Rights Agreement, dated September 16, 1998, between Pac-West, John K. LaRue, Bay Alarm Company, certain investors and certain executives (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement (No. 333-86607)).

10.3 Stock Purchase Agreement, dated September 16, 1998, between PWT Acquisition Corp. and certain named investors (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement (No. 333-76779)).

10.4 Stock Purchase Agreement, dated September 16, 1998, between Pac-West and certain named investors (Incorporated by reference to Exhibit
            10.4 to the Company's Registration Statement (No. 333-76779)).

10.5 Pledge and Security Agreement, dated January 29, 1999, between Pac-West and Norwest Bank Minnesota, N.A. (Incorporated by reference to
            Exhibit 10.5 to the Company's Registration Statement (No. 333-
            76779)).

+10.6(a) Pac-West Telecomm, Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6(a) to the Company's Registration Statement (No. 333-76779)).

+10.6(b) Pac-West Telecomm, Inc. 1999 Stock Incentive Plan form of notice of Stock Option Award and Stock Option Award Agreement between Pac-West and its grantees as designated (Incorporated by reference to Exhibit 10.6(b) to the Company's Registration Statement (No. 333-76779)).

+10.7       Employment Agreement, dated June 30, 1998, between Pac-West and John
            K. La Rue (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement (No. 333-76779)).

+10.8 Executive Agreement, dated September 16, 1998, between Pac-West and Wallace W. Griffin (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement (No. 333-76779)).

+10.9 Executive Agreement, dated October 30, 1998, between Pac-West and Richard E. Bryson (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement (No. 333-76779)).

+10.10 Employment Agreement, dated October 21, 1998, between Pac-West and Dennis V. Meyer (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement (No. 333-76779)).

+10.11 Employment Agreement, dated September 14, 1998, between Pac-West and Jason R. Mills (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement (No. 333-76779)).

+10.12 Confidentiality Agreement, dated September 16, 1998, between Pac-West and John K. La Rue (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement (No. 333-76779)).

+10.13 Confidentiality Agreement, dated September 16, 1998, between Pac-West and Wallace W. Griffin (Incorporated by reference to Exhibit
            10.13 to the Company's Registration Statement (No. 333-76779)).

+10.14 Confidentiality Agreement, dated September 16, 1998, between Pac-West and Richard E. Bryson (Incorporated by reference to Exhibit
            10.14 to the Company's Registration Statement (No. 333-76779)).

+10.15 Confidentiality Agreement, dated October 22, 1998, between Pac-West and Dennis V. Meyer (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement (No. 333-76779)).

+10.16 Confidentiality Agreement, dated September 16, 1998, between Pac-West and Jason R. Mills (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement (No. 333-76779)).

 10.17 Lease Agreement, dated as of June 23, 1995, as amended, by and between Geremia Brothers and Pac-West for 4202 and 4210 Coronado Avenue, Stockton, California (Incorporated by reference to Exhibit
            10.17 to the Company's Registration Statement (No. 333-76779)).

 10.18 Lease Agreement, dated as of July 3, 1996, as amended, by and between One Wilshire Arcade Imperial, Ltd., Paramount Group, Inc. and Pac-West for 624 South Grand Avenue, Los Angeles, California (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement (No. 333-76779)).

 10.19 Balco Properties Office Lease, dated as of November 10, 1998, by and between Balco Properties and Pac-West for Franklin Building, 1624 Franklin Street, Suites 40, 100, Mezzanine, 201, 203, 210, 214 and 222, Oakland, California (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement (No. 333-76779)).

 10.20 Lease Agreement, dated as of December 17, 1998, by and between Wing Fong & Associates LLC and Pac-West for 302 and 304 East Carson Street, Las Vegas, Nevada (Incorporated by reference to Exhibit
            10.20 to the Company's Registration Statement (No. 333-76779)).

+10.21 Promissory Note, dated September 16, 1998, between Pac-West and Wallace W, Griffin, and related Executive Stock Pledge Agreement between same parties of even date (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement (No. 333-75779)).

+10.22 Promissory Note, dated October 30, 1998, between Pac-West and Richard Bryson, and related Executive Stock Pledge Agreement between same parties of even date (Incorporated by reference to Exhibit
            10.22 to the Company's Registration Statement (No. 333-76779)).

 10.23(a) Loan and Security Agreement dated June 15, 1999, between Pac-West, Union Bank of California and other lenders as designated (Incorporated by reference to Exhibit 10.23(a) to the Company's Registration Statement (No. 333-86607)).

 10.23(b) Form of Addition of Lender and Consent and Amendment to Loan and Security Agreement (Incorporated by reference to Exhibit 10.23(b) to the Company's Registration Statement (No. 333-86607)).

 10.24 Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996, dated June 29, 1999, between Pac-West and Pacific Bell, and related Errata to Approved
            Interconnection Agreement dated June 30, 1999 (Incorporated by reference to Exhibit 10.24 to the Company's Registration Statement (No. 333-76779)).

 10.25 Telecommunication Facility Interconnection Agreement, dated June 21, 1996, between Pac-West and GTE California Inc. (Incorporated by reference to Exhibit 10.25 to the Company's Registration
            Statement (No. 333-76779)).

 10.26 Master Interconnection and Resale Agreement for the State of Nevada, dated January 15,1999, between Pac-West and The Nevada Division of Central Telephone Company d/b/a Sprint of Nevada (Incorporated by reference to Exhibit 10.26 to the Company's Registration
            Statement (No. 333-76779)).

 10.27 Indenture, dated January 29, 1999 between Pac-West Telecomm, Inc. and Norwest Bank Minnesota, N.A., pursuant to which the Series B 131/2% Notes due 2009 will be issued (Incorporated by reference to Exhibit 10.27 to the Company's Registration Statement (No. 333-76779)).

 10.28 Registration Rights Agreement, dated January 29, 1999 between Pac-West Telecomm, Inc. and Nations Banc Montgomery Securities LLC, CIBC Oppenheimer Corp. and First Union Capital Markets, as initial purchasers of notes (Incorporated by reference to Exhibit 10.28 to the Company's Registration Statement (No. 333-76779)).

+10.29 Employment Agreement, dated September 11, 1998, between Pac-West and Gregory Joksch (Incorporated by reference to Exhibit 10.29 to the Company's Registration Statement (No. 333-86607)).

+10.30 Confidentiality Agreement, dated September 11, 1998 between Pac-West and Gregory Joksch (Incorporated by reference to Exhibit 10.30 to the Company's Registration Statement (No. 333-86607)).

 10.31 Agreement for Local Wireline Network Interconnection and Service Resale between Pac-West Telecomm, Inc. and U.S. West Communiations, Inc. for the State of Washington executed September 2, 1999 (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the period ending December 31,1999).

 10.32 Agreement for Local Wireline Network Interconnection Between Citizens Telecommunication Company of California, Inc. and Pac-West Telecomm, Inc. dated November 1, 1999 (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the period ending December 31,1999).

 10.33 Agreement for Local Wireline Network Interconnection and Service Resale Between Pac-West Telecomm, Inc. and US West Communications, Inc. for the State of Arizona dated September 2, 1999
            (Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the period ending December 31,1999).

 10.34 Lease Agreement, dated as of September 10, 1999, by and between David A. and Sandra L. Sabey and Pac-West Telecomm, Inc. for 12201 Tukwila International Blvd., Building B, Second Floor, Tukwila, Washington (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the period ending December 31,1999).

 10.35 Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Nevada Bell and Pac-West Telecomm, Inc. executed August 25, 1999 (Incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2000).

 10.36 Pac-West Telecomm, Inc. and US West Communications, Inc. Interconnection Agreement for the State of Oregon dated January 31, 2000 (Incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2000).

 10.37 Adoption Letter dated February 2, 2000 between Pac-West Telecomm, Inc. and GTE Northwest Incorporated of Interconnection, Resale and Unbundling Agreement Between GTE Northwest Incorporated and Electric Lightwave, Inc. for the State of Oregon (Incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2000).

 10.38 Interconnection, Resale and Unbundling Agreement between GTE Northwest Incorporated and Electric Lightwave, Inc. for the State of Oregon (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2000).

 10.39 Lease Agreement, dated as of February 4, 2000, by and between North Valley Tech LLC and Pac-West Telecomm, Inc. for E. 84th Avenue, Suite 100, Thornton, Colorado (Incorporated by reference to Exhibit
            10.39 to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2000).

 10.40 Lease Agreement, dated February 4, 2000, by and between Park Central Mall, L.L.C. and Pac-West Telecomm, Inc. for 3110 North Central Avenue, Suite 75, Building 2, Phoenix, Arizona (Incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2000).

 10.41 Interconnection Agreement Between US West Communications, Inc. and Pac-West Telecomm, Inc. For Colorado dated May 8, 2000 (Incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000).

 10.42 Lease Agreement, dated March 8, 2000, by and between Stockton March Partners and Pac-West Telecomm, Inc. for 1776 West March Lane, Stockton, California (Incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000).

 10.43 IRU Agreement, dated June 30, 2000, by and between Qwest Communications Corporation and Pac-West Telecomm, Inc. (Confidential Materials omitted and filed separately with the Securities and Exchange Commission) (Incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000).

+10.44 1998 Griffin Non-Qualified Stock Incentive Plan (Incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000).

+10.45 1998 Bryson Non-Qualified Stock Incentive Plan (Incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000.

+10.46 2000 Napa Valley Non-Quaified Stock Incentive Plan (Incorporated by reference to Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000).

+10.47      2000 Employee Stock Purchase Plan (Incorporated by reference to
            Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000).

 10.48 Lease Agreement , dated August 29, 2000, by and between Boyd Enterprises Utah, LLC and Pac-West Telecomm, Inc. for 2302 S. Presidents Drive, West Valley City, Utah.

+*10.49 Agreement Regarding Compensation in change of Control, dated December 1, 2000 by and between Mr. Wallace W. Griffin and Pac-West Telecomm, Inc.

+*10.50 Agreement Regarding Compensation in change of Control, dated December 1, 2000 by and between Mr. John K. La Rue and Pac-West Telecomm, Inc.

+*10.51 Agreement Regarding Compensation in change of Control, dated December 1, 2000 by and between Mr. Richard E. Bryson and Pac-West Telecomm, Inc.

+*10.52 Agreement Regarding Compensation in change of Control, dated December 1, 2000 by and between Mr. Joel A. Effron and Pac-West Telecomm, Inc.

 *10.53 Interconnection Agreement Between Roseville Telephone Company. and Pac-West Telecomm, Inc. for the State of California dated September 18, 2000.

+*10.54 Mutual Settlement Agreement, dated November 16, 2000, by and between Mr. Brian K. Johnson and Pac-West Telecomm, Inc.

 *23.1      Consent of Arthur Andersen LLP.



*     Filed with this report
+     Management contract or compensatory plan or arrangement