Form 10-Q
period 2001-03-31
PAC-WEST TELECOMM INC
filed 2001-05-15
CIK 1071598

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


                 For the Quarterly Period Ended March 31, 2001

                                 OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number: 000-27743
                            PAC-WEST TELECOMM, INC.
            (Exact name of registrant as specified in its charter)


                CALIFORNIA                            68-0383568
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)           Identification No.)


          1776 W. MARCH LANE, SUITE 250                 95207
          STOCKTON, CALIFORNIA                        (Zip Code)
          (Address of principal executive offices)

                                (209) 926-3300
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [___]

As of April 30, 2001, the Company had an aggregate of 36,020,613 shares of common stock issued and outstanding.

================================================================================

                            PAC-WEST TELECOMM, INC.

                               Table of Contents


                                                                        PAGE
                                                                        ----
PART I                          FINANCIAL INFORMATION

  Item 1. Financial Statements
          Condensed Consolidated Balance Sheets (Unaudited) -
            March 31, 2001 and December 31, 2000.......................   1
          Condensed Consolidated Statements of Operations and
            Comprehensive Income (Unaudited) - Three month
             periods ended March 31, 2001 and 2000.....................   2
          Condensed Consolidated Statements of Cash Flows
             (Unaudited) - Three month periods ended
             March 31, 2001 and 2000...................................   3
          Notes to Unaudited Condensed Consolidated
            Financial Statements.......................................   4

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................  12

  Item 3. Quantitative and Qualitative Disclosures About Market Risks..  18

PART II                         OTHER INFORMATION

  Item 1. Legal Proceedings............................................  19
  Item 6. Exhibits and Reports on Form 8-K.............................  19


SIGNATURES.............................................................  20

ITEM 1. FINANCIAL STATEMENTS

                            PAC-WEST TELECOMM, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                         MARCH 31,        DECEMBER 31,
                                                                            2001             2000
                                                                         ---------        ------------
                                ASSETS
Current Assets:
    Cash & cash equivalents                                               $ 29,672,000     $ 56,675,000
    Short-term investments                                                  50,440,000       43,904,000
    Trade accounts receivable, net of allowances of $2,477,000 at
       March 31, 2001 and $3,003,000 at December 31, 2000.                  22,432,000       19,106,000
    Accounts receivable from related parties                                    27,000           34,000
    Income taxes receivable                                                    296,000        2,257,000
    Inventories                                                              3,750,000        4,272,000
    Prepaid expenses and other current assets                                4,431,000        3,482,000
    Deferred financing costs, net                                              853,000          853,000
    Deferred tax assets                                                      3,189,000        2,475,000
                                                                          ------------     ------------
                  Total current assets                                     115,090,000      133,058,000

Property and equipment, net                                                215,279,000      201,514,000
Costs in excess of net assets of acquired businesses, net                   17,925,000       18,756,000
Other assets, net                                                            7,148,000        7,464,000
                                                                          ------------     ------------
                  Total assets                                            $355,442,000     $360,792,000
                                                                          ============     ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current portion of notes payable                                     $      5,000     $     16,000
     Current obligations under capital leases                                7,758,000        5,852,000
     Accounts payable                                                       16,110,000       18,681,000
     Accrued payroll and related expenses                                    3,154,000        3,872,000
     Accrued interest on Senior Notes                                        3,375,000        8,437,000
     Other accrued liabilities                                               6,168,000        6,028,000
     Fiber IRU liability                                                    17,240,000       17,240,000
                                                                          ------------     ------------
                  Total current liabilities                                 53,810,000       60,126,000

Senior Notes                                                               150,000,000      150,000,000
Capital leases, less current portion                                        15,516,000       15,459,000
Deferred revenues, less current portion                                        719,000          735,000
Deferred income taxes                                                       15,458,000       14,715,000
                                                                          ------------     ------------
                  Total liabilities                                        235,503,000      241,035,000
                                                                          ------------     ------------
Commitments and Contingencies

Stockholders' Equity:
     Common stock, $0.001 par value; 100,000,000 shares authorized;
        36,020,613 and 35,948,549 shares issued and outstanding
        at March 31, 2001 and December 31, 2000, respectively                   36,000           36,000
     Additional paid-in capital                                            183,756,000      183,568,000
     Notes receivable from stockholders                                       (200,000)        (200,000)
     Retained deficit                                                      (63,763,000)     (63,280,000)
     Accumulated other comprehensive income                                    700,000          277,000
     Deferred stock compensation                                              (590,000)        (644,000)
                                                                          ------------     ------------
                  Total stockholders' equity                               119,939,000      119,757,000
                                                                          ------------     ------------
                   Total liabilities and stockholders' equity             $355,442,000     $360,792,000
                                                                          ============     ============

        See notes to these condensed consolidated financial statements.

                            PAC-WEST TELECOMM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     AND COMPREHENSIVE INCOME (UNAUDITED)

                                                                                                   THREE MONTH PERIOD ENDED
                                                                                          -----------------------------------------
                                                                                          MARCH 31, 2001             MARCH 31, 2000
                                                                                          --------------             --------------
Revenues                                                                                    $40,061,000                $30,391,000
                                                                                            -----------                -----------
Costs and Expenses:
   Cost of sales and operating                                                               12,616,000                  9,880,000
   Selling, general and administrative                                                       17,219,000                 10,194,000
   Depreciation and amortization                                                              7,276,000                  4,129,000
                                                                                            -----------                -----------
                 Total costs and expenses                                                    37,111,000                 24,203,000
                                                                                            -----------                -----------
                 Income from operations                                                       2,950,000                  6,188,000

Other Expense (Income):
   Interest expense                                                                           4,711,000                  4,647,000
   Interest income                                                                           (1,316,000)                (2,306,000)
   Other expense (income)                                                                        11,000                     (8,000)
                                                                                            -----------                -----------
                 Total other expense, net                                                     3,406,000                  2,333,000
                                                                                            -----------                -----------
                 Income (loss) before provision for income taxes and cumulative
                    effect of change in accounting principle                                   (456,000)                 3,855,000

Provision for Income Taxes                                                                       29,000                  1,710,000
                                                                                            -----------                -----------
                 Income (loss) before cumulative effect of change in accounting principle      (485,000)                 2,145,000

Cumulative effect of change in accounting principle, net of income tax benefit of $943,000            -                 (1,415,000)
                                                                                            -----------                -----------
                 Net income (loss) applicable to common stockholders                        $ (485,000)                $   730,000
                                                                                            ===========                ===========
Income (loss) per share before cumulative effect of change in accounting principle:
                 Basic                                                                      $     (0.01)               $      0.06
                 Diluted                                                                    $     (0.01)               $      0.06

Loss per share from cumulative effect of change in accounting principle:
                 Basic                                                                      $         -                $     (0.04)
                 Diluted                                                                    $         -                $     (0.04)

Net income (loss) per share:
                 Basic                                                                      $     (0.01)               $      0.02
                 Diluted                                                                    $     (0.01)               $      0.02

Basic weighted average shares outstanding                                                    36,001,304                 35,575,092
Diluted weighted average shares outstanding                                                  36,001,304                 37,543,674


Comprehensive Income (loss):
   Net income (loss)                                                                        $  (485,000)               $   730,000
   Other comprehensive income (loss) from net
      unrealized investment gains and (losses)                                                  423,000                   (219,000)
                                                                                            -----------                -----------
                 Comprehensive income (loss)                                                $   (62,000)               $   511,000
                                                                                            ===========                ===========

        See notes to these condensed consolidated financial statements.

                            PAC-WEST TELECOMM, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             THREE MONTH PERIOD ENDED
                                                                                      -------------------------------------
                                                                                      MARCH 31, 2001         MARCH 31, 2000
                                                                                      --------------         --------------
Operating Activities:
   Income (loss) before cumulative effect of change in accounting principle             $   (485,000)          $  2,145,000
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Depreciation and amortization                                                      7,276,000              4,129,000
        Amortization of deferred financing costs                                             213,000                213,000
        Amortization of deferred stock compensation                                           54,000                 66,000
        Interest earned on restricted cash                                                         -                (38,000)
        Provision for doubtful accounts                                                      322,000                 75,000
        Allowance for doubtful accounts                                                     (848,000)                     -
        Net loss on disposal of property                                                      11,000                      -
        Deferred income tax provision                                                         29,000                627,000
        Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable                                                             (2,793,000)              (864,000)
          Income taxes receivable                                                          1,961,000                      -
          Inventories                                                                        522,000             (1,688,000)
          Prepaid expenses and other current assets                                         (949,000)              (614,000)
          Other assets                                                                        38,000               (419,000)
          Accounts payable and accrued liabilities                                        (3,164,000)            (2,461,000)
          Accrued interest on Senior Notes                                                (5,062,000)            (5,060,000)
          Income taxes payable                                                                     -              1,084,000
                                                                                        ------------           ------------
                  Net cash used by operating activities                                   (2,875,000)            (2,805,000)
                                                                                        ------------           ------------
 Investing Activities:
    Purchase of property and equipment                                                   (18,187,000)           (11,610,000)
    Proceeds from disposal of property and equipment                                           3,000                      -
    (Purchase) redemption of investments, net                                             (6,113,000)             7,823,000
    Costs of acquisitions, net of cash received                                               (8,000)            (9,351,000)
                                                                                        ------------           ------------
                  Net cash used in investing activities                                  (24,305,000)           (13,138,000)
                                                                                        ------------           ------------
 Financing Activities:
    Proceeds from stock option exercises                                                     188,000                      -
    Proceeds from repayment of note receivable from officer                                        -                 33,000
    Payments for deferred financing costs                                                          -                 (2,000)
    Principal payments on notes payable                                                      (11,000)               (28,000)
                                                                                        ------------           ------------
                  Net cash provided by financing activities                                  177,000                  3,000
                                                                                        ------------           ------------
                  Net decrease in cash and cash equivalents                              (27,003,000)           (15,940,000)

 Cash and Cash Equivalents:
    Beginning of period                                                                   56,675,000             82,688,000
                                                                                        ------------           ------------
    End of period                                                                       $ 29,672,000           $ 66,748,000
                                                                                        ============           ============

        See notes to these condensed consolidated financial statements.

                            PAC-WEST TELECOMM, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

1.  BASIS OF PRESENTATION:

  These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods indicated, have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of Pac-West Telecomm, Inc. (the Company) as of and for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

  These unaudited condensed consolidated financial statements include the results of operations of Napa Valley Telecom (Napa Telecom), Installnet, Inc. and two other related companies (collectively referred to as Installnet), BTC Corp. (Baron Telecommunications) and Communication Specialists, Inc. (CSI) since their acquisitions in January, February, September and November 2000, respectively (see Note 2).


2.  ORGANIZATION:

  Pac-West Telecomm, Inc. is a rapidly-growing provider of integrated communications services in the western United States. Our customers include Internet service providers (ISPs), small and medium-sized businesses and enhanced communications service providers, many of which are communications intensive users.

  In January 2000, the Company acquired the customer base and certain other assets of Napa Telecom, a switched-based, long distance telecommunications company, headquartered in Napa Valley, California. In February 2000, the Company acquired all of the outstanding stock of Installnet, which is headquartered in Southern California. Installnet was primarily in the business of selling and
installing telecommunications equipment.   In September 2000, the Company
acquired the customer base and certain other assets of Baron Telecommunications, which was headquartered in Seattle, Washington. Baron Telecommunications provided telecommunications equipment to small and medium-sized businesses in Seattle and surrounding areas. Effective November 1, 2000, the Company acquired the businesses and assets of CSI, a telecommunications company located near Salt Lake City, Utah, which also was primarily in the business of selling and installing telecommunications equipment. These acquisitions are being accounted for using the purchase method of accounting.


3.  REVENUE RECOGNITION:

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements, and became effective for the Company during the fourth quarter of 2000, retroactive to January 1, 2000. In accordance with SAB 101, the Company recognizes revenue when there is persuasive evidence of an arrangement, delivery of the product or performance of the service has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. The Company's adoption of SAB 101 changed the timing of when revenue is recognized for non-refundable up-front payments received for installation services. Historically, these amounts had been recognized in the period received. Under the revised revenue recognition policy, these payments, and related costs up to the amount of revenues, are recognized as revenue and expense ratably over the term of the service contracts, generally 24 to 36 months. Any costs in excess of recognized revenues are expensed in the current period.

  The cumulative effect of this accounting change was $1,415,000, net of income tax benefit of $943,000, and was taken as a charge to the first quarter of 2000. The accounting change did not have a material effect on quarterly revenue and quarterly earnings during 2000, however, upon adoption of SAB 101 in the fourth quarter of 2000, the Company restated its results for the first three quarters of the year ended December 31, 2000 as reflected in Note 12 of the notes to the Company's consolidated financial statements for the year ended December 31, 2000 included in the Annual Report on Form 10-K for the year ended December 31, 2000.

  Revenues from the sale of telecommunications products are recognized upon installation, or if no installation is required, upon shipment. Revenues from service access agreements are recognized as the service is provided, except for reciprocal compensation generated by calls placed to ISPs connected through the Company's network. The right of competitive local exchange carriers (CLECs), such as the Company, to receive this type of compensation is the subject of numerous regulatory and legal challenges (see Note 16). Until this issue is ultimately resolved, the Company will continue to recognize reciprocal compensation as revenue when received in cash or when collectibility is reasonably assured.


4.  SHORT-TERM INVESTMENTS:

  All investments with an original maturity of greater than three months from the date of acquisition are accounted for in accordance with Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. All investments as of March 31, 2001 and December 31, 2000 were classified as available-for-sale and appropriately carried at fair value. Realized gains and losses are included in interest income in the accompanying statements of operations. Differences between cost and fair value are recorded as accumulated other comprehensive income as a separate component of stockholders' equity. At March 31, 2001 and December 31, 2000, unrealized gains on investments of $700,000 and $277,000, respectively, are recorded as accumulated other comprehensive income.


5.  PROPERTY AND EQUIPMENT:

  Property and equipment includes network and other communications equipment, equipment under capital leases, office furniture, business software and computer equipment, vehicles, leasehold improvements and projects-in-progress. These assets are stated at cost, which includes direct costs and capitalized interest, and are depreciated once placed in service using the straight-line method. Capitalized interest of $570,000 and $658,000 was recorded during the three month periods ended March 31, 2001 and 2000, respectively. Depreciation expense of $6,371,000 and $3,467,000 was recorded during the three month periods ended March 31, 2001 and 2000, respectively. Repair and maintenance costs are expensed as incurred.

  Property and equipment as of March 31, 2001 and December 31, 2000 consist of the following:


                                                                   MARCH 31,                 DECEMBER 31,
                                                                     2001                       2000
                                                                --------------              ----------------
Network and other communications
  equipment.............................................          $115,254,000                  $114,325,000

Equipment under capital leases..........................            23,273,000                    21,311,000
Office furniture........................................             2,167,000                     2,046,000

Business software and computer
  equipment.............................................            20,131,000                    19,586,000
Vehicles................................................             2,073,000                     2,053,000
Leasehold improvements.................................             23,997,000                    23,971,000
Projects-in-progress....................................            65,530,000                    49,065,000
                                                                --------------              ----------------
                                                                   252,425,000                   232,357,000
Less: accumulated depreciation and
  amortization........................................              37,146,000                    30,843,000
                                                                --------------              ----------------
Property and equipment, net...........................            $215,279,000                  $201,514,000
                                                                ==============              ================


6.  OTHER ASSETS:

   As of March 31, 2001 and December 31, 2000, other assets consist of the following:


                                                                    MARCH 31,                DECEMBER 31,
                                                                      2001                      2000
                                                                 ------------              --------------
Deferred financing costs................................          $4,595,000                $4,808,000
Acquisition of lease rights.............................           1,188,000                 1,254,000
Long-term portion of deferred installation costs........             511,000                   516,000
Long-term portion of prepaid expenses and deposits.                  749,000                   781,000
Employee receivable.....................................             105,000                   105,000
                                                                 ------------              --------------
                                                                  $7,148,000                $7,464,000
                                                                 ============              ==============

   Deferred financing costs primarily consist of capitalized amounts for underwriter fees, professional fees and other expenses related to the issuance and subsequent registration of the $150,000,000 Senior Notes. These deferred financing costs are being amortized on a straight-line basis (which approximates the effective interest method) over the estimated 10-year term of the notes beginning January 29, 1999. Amortization of deferred financing costs for both of the three month periods ended March 31, 2001 and 2000 was $213,000 and is included within interest expense in the accompanying statements of operations.

   During 1999, the Company purchased lease rights for additional space in its Los Angeles facility. This amount is included as acquisition of lease rights in other assets and is being amortized on a straight-line basis over the life of the lease, which is 69 months.

7.  OTHER ACCRUED LIABILITIES:

  At March 31, 2001 and December 31, 2000, other accrued liabilities consist of the following:


                                                                   MARCH 31,               DECEMBER 31,
                                                                     2001                     2000
                                                               -----------------         ---------------

Taxes payable, collected from customers...................       $   67,000                  $  582,000
Acquisition holdbacks.....................................          772,000                   1,060,000
Accrued warranty and maintenance..........................          411,000                     402,000
Accrued rent..............................................          557,000                     350,000
Deferred revenue..........................................        1,608,000                   1,819,000
Other.....................................................        2,753,000                   1,815,000
                                                                -----------                 -----------
                                                                 $6,168,000                  $6,028,000
                                                                ===========                 ===========


8.  INCOME TAXES:

  The Company's effective income tax rates for the three month periods ended March 31, 2001 and 2000 reflect the applicable federal and state statutory income tax rates along with the tax impact of the non-deductibility of certain acquisition related amortization. For the three month period ended March 31, 2001, the non-deductibility of certain acquisition related amortization generated income tax expense for the quarter ended March 31, 2001. As the Company had a pretax loss for this period, the Company's effective income tax rate for the quarter ended March 31, 2001 is not meaningful. The Company's effective income tax rate for the three month period ended March 31, 2000 was 44%.


9.  OTHER COMPREHENSIVE INCOME:

  In September 1997, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes the disclosure requirements for comprehensive income (loss) and its components within the financial statements. For the three month periods ended March 31, 2001 and 2000, there was $423,000 and $(219,000), respectively, of other comprehensive income (loss) pertaining to the net unrealized investment gains (losses).


10. OTHER RECENT PRONOUNCEMENTS:

  FASB issued SFAS No. 133 (SFAS 133), "Accounting for Derivative Instruments and for Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 138), in June 1998 and June 2000, respectively. As amended, SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities including recognizing all derivatives as either assets or liabilities in the financial statements at fair value and is effective January 1, 2001. The adoption of SFAS 133 did not impact the Company's financial statements as the Company does not invest in derivatives or participate in hedging activities.

  In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB No. 25" (FIN 44). FIN 44 became effective July 1, 2000. FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a compensatory plan, (c) the accounting consequence of various modifications to the terms of a previous fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company has adopted the provisions of FIN 44 with no material effect on its results of operations or financial position.

11. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

  The Company has a three-year senior credit facility expiring June 15, 2002 that provides for maximum borrowings of $40.0 million to finance working capital, the cost of the Company's planned capital expansion and other corporate transactions. This facility is secured by substantially all of the Company's assets. Borrowings under this senior credit facility will bear interest, at the Company's option, at (1) the Base Rate (as defined in our senior credit facility) or (2) the LIBOR Rate (as defined) plus between 2.25% and 3.5%. As of March 31, 2001 and December 31, 2000, there were no amounts outstanding under this facility. As of March 31, 2001 the borrowing rate would have been 7.33%.

  In 2000 and 2001, the Company secured a lease facility of up to $40.0 million to be used exclusively for the acquisition of networking products and services manufactured by Cisco Systems, Inc. Equipment financed under this facility will be leased for a term of 36 months at which time the Company may purchase the equipment at fair market value. Purchases under this facility will be accounted for as a capital lease. As of March 31, 2001 the Company purchased approximately $23.3 million of equipment under this facility. Upon acceptance of the networking products the Company will pay recurring monthly lease payments over a term of three years. No payments have been made as of March 31, 2001. Payments will commence in the second quarter of 2001.


12. PURCHASE COMMITMENTS:

  In 1999, the Company began implementing new billing and operations support systems. Total estimated costs for these systems aggregate approximately $15 million, of which approximately $13.4 million of the total cost has been incurred through March 31, 2001, and $1.6 million is expected to be incurred during the balance of 2001. The majority of the $13.4 million incurred as of March 31, 2001 is included in business software and computer equipment (see Note
5).

  In 1999, the Company also began implementing a new enterprise and financial software system. Total estimated costs for this system are $5 million, of which approximately $3.4 million has been incurred, most of which is recorded in business software and computer equipment as of March 31, 2001 (see Note 5).

  On June 30, 2000, the Company entered into an Indefeasible Right of Use (IRU) agreement with Qwest Communications to acquire dedicated fiber optics circuits of OC-48 capacity connecting major metropolitan areas in California. The IRU agreement is for a term of 20 years and includes one dollar purchase options at the end of the term. The total cost of the IRU is approximately $23.0 million of which $5.8 million was paid on July 28, 2000 and the balance is payable on June 30, 2001. The purchase price of approximately $23.0 million is included in projects-in-progress and $17.2 million is classified in Fiber IRU liability in the accompanying condensed consolidated balance sheets as of March 31, 2001 and December 31, 2000.


13. STOCKHOLDERS' EQUITY:

  Stock Options

  An aggregate of 5,375,500 shares of common stock have been reserved for option grants under the Company's 1999 Stock Incentive Plan, the 1998 Griffin and Bryson Non-Qualified Stock Incentive Plan and the 2000 Napa Valley Non-Qualified Stock Incentive Plan. During the three month period ended March 31, 2001, options to purchase 222,050 shares of common stock were granted, options to purchase 170,263 shares of common stock were canceled and options to purchase 27,275 shares of common stock were exercised.

  The following table summarizes information about the Company's stock options outstanding as of March 31, 2001:

                          OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
------------------------------------------------------------------------    ------------------------------
                                     WEIGHTED AVERAGE                           NUMBER         WEIGHTED
   RANGE OF      NUMBER OUTSTANDING  CONTRACTUAL LIFE   WEIGHTED AVERAGE    EXERCISABLE AT     AVERAGE
EXERCISE PRICE   AT MARCH 31, 2001   REMAINING (YEARS)  EXERCISE PRICE      MARCH 31, 2001  EXERCISE PRICE
--------------   ------------------  -----------------  ----------------    --------------  --------------
  $0.48-4.28         2,556,164              8.4             $ 2.50             988,552          $ 1.18
  $6.25-35.00        1,394,173              9.0              17.52             361,994           15.52
  $0.48-35.00        ---------                                                ---------
                     3,950,337              8.6             $ 7.80            1,350,546         $ 5.03
                     =========                                                =========


14. INCOME (LOSS) PER SHARE:

  Income (loss) per share has been calculated under SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires companies to compute income (loss) per share under two methods, basic and diluted. Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share information considers the effect of dilutive securities such as stock options and other securities convertible into common stock on an if-converted basis.
For the three month period ended March 31, 2001, dilutive securities were antidilutive, as they decreased the loss for this period. Accordingly, options to purchase 1,287,515 shares were excluded from the diluted net income (loss) per share calculation for this period. Basic and diluted net income (loss) per share for the three month periods ended March 31, 2001 and 2000 has been determined as follows:

                                                                        FOR THE THREE MONTH PERIOD ENDED
                                                                                 MARCH 31, 2001
                                                    ---------------------------------------------------------------------
                                                            INCOME                     SHARES                  PER-SHARE
                                                          (NUMERATOR)               (DENOMINATOR)               AMOUNT
                                                    -------------------       ---------------------       ---------------
Basic net income (loss) per share:
Net income (loss) available
 to common stockholders                                   $(485,000)                 36,001,304                $(0.01)
                                                          =========                  ==========                ======
Effect of dilutive Securities:
 Stock options                                                                               --
                                                                                     ----------
Net income (loss) per share:
Net income (loss) available to common
 stockholders                                             $(485,000)                 36,001,304                $(0.01)
                                                          =========                  ==========                ======

                                                                        FOR THE THREE MONTH PERIOD ENDED
                                                                                 MARCH 31, 2000
                                                    ---------------------------------------------------------------------
                                                            INCOME                     SHARES                PER-SHARE
                                                          (NUMERATOR)               (DENOMINATOR)              AMOUNT
                                                    -------------------       ---------------------       ---------------
Basic net income per share:
Net income available to common
 stockholders before cumulative effect of
 change in accounting principle                             $ 2,145,000                  35,575,092                $ 0.06

Cumulative effect of change in accounting
 principle, net of income tax benefit
                                                             (1,415,000)                 35,575,092                 (0.04)
                                                            ------------                                          -------

Net income available to common stockholders
                                                            $   730,000                  35,575,092                $ 0.02
                                                            ===========                  ==========               =======

Effect of Dilutive Securities:
 Stock options                                                                            1,968,582
                                                                                         ----------

Diluted net income per share:

Income available to common stockholders and
 dilutive stock options (treasury stock
 method) before cumulative effect of change
 in accounting principle                                    $ 2,145,000                  37,543,674                $ 0.06

Cumulative effect of change in accounting
 principle, net of income tax benefit                        (1,415,000)                 37,543,674                 (0.04)
                                                            -----------                                           -------

Net income available to common stockholders
 and dilutive stock options                                 $   730,000                  37,543,674                $ 0.02
                                                            ===========                  ==========               =======


16. RECIPROCAL COMPENSATION AND LEGAL PROCEEDINGS:

  The Company has established interconnection agreements with certain Incumbent Local Exchange Carriers (ILECs). The Telecommunications Act of 1996 requires ILECs to enter into interconnection agreements with CLECs , such as the Company and other competitors, and requires state Public Utilities Commissions (PUCs) to arbitrate such agreements.

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

  In February 1999 the Federal Communications Commission (FCC) issued a Declaratory Ruling on the issue of reciprocal compensation for calls bound to ISPs. The FCC ruled that the calls are jurisdictionally interstate calls. The FCC, however, determined that this issue did not resolve the question of whether reciprocal compensation is owed. The FCC noted a number of factors that would allow the state PUCs to leave their decisions requiring the payment of compensation undisturbed. In March 2000, the Declaratory Ruling was vacated by the United States Court of Appeals for the District of Columbia Circuit for lack of reasoned decision making, and remanded to the FCC for further consideration.

  Further, in February 2000 the CPUC commenced a separate generic proceeding to develop its policy regarding reciprocal compensation. Similarly, in the latter part of 2000, the Colorado and Utah Commissions commenced investigations into intercarrier compensation issues.

  On April 27, 2001, the FCC released its Order on Remand regarding intercarrier compensation for ISP-bound traffic. The FCC asserted exclusive jurisdiction over ISP-bound traffic and established a new interim intercarrier compensation regime for ISP-bound traffic with capped rates above a fixed traffic exchange ratio. Traffic in excess of a ratio of 3:1 (terminating minutes to originating minutes) is presumed to be ISP-bound traffic, and is to be compensated at rates that decrease from $.0015 to $.0007, or the applicable state-approved rate if lower, over two years. Traffic below the 3:1 threshold is to be compensated at the rates in existing interconnection agreements. Traffic above the 3:1 ratio is also subject to a growth ceiling using First Quarter 2000 traffic data as the baseline. Traffic in excess of the growth ceiling is subject to "bill and keep," an arrangement in which the originating carrier pays nothing to the terminating carrier to complete calls. In addition, when a competitive carrier begins to provide service in a state it has not previously served, all traffic in excess of the 3:1 ratio is subject to bill-and-keep arrangements. In exchange for this reduction in reciprocal compensation obligations to CLECs, the ILECs must offer to exchange all local traffic, including ISP-bound traffic, at the federal capped rates. It is not possible to estimate the full impact of these rules at this time because the federal regime does not alter existing contracts except to the extent that they incorporate changes of federal law, and because adoption of the federal regime is within the discretion of the ILEC exchanging traffic with a particular CLEC.

  The Company cannot predict the impact of the FCC's ruling on existing state decisions or the outcome of pending appeals or on additional cases in this matter. Given the uncertainty concerning the final outcome of the PUC proceedings, the possibility of future extended appeals or additional litigation, and the impact of any appeal of the FCC decision, the Company continues to record the revenue associated with reciprocal compensation billings to ILECs only when received in cash or when collectibility is reasonably assured.

17. SEGMENT REPORTING:

  The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards in which public companies disclose certain information about operating segments in the company's financial reports. As an integrated telecommunications provider, the Company has one reportable operating segment. While the Company's chief decision-maker monitors the revenue streams of various services, operations are managed and financial performance is evaluated based upon the delivery of multiple services over common networks and facilities. This allows the Company to leverage its costs in an effort to maximize return. As a result, there are many shared expenses generated by the various revenue streams.
Because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management does not currently make such allocations internally. The chief decision-maker does, however, monitor revenue streams at a more detailed level than those depicted in the Company's consolidated financial statements. The following table presents consolidated revenues by service type:


                                                                MARCH 31,                DECEMBER 31,
                                                                  2001                       2000
                                                           -------------------------------------------

Local services..........................................       $30,547,000                 $22,459,000
Long distance service...................................         3,636,000                   3,924,000
Dedicated transport services ...........................         2,347,000                   1,677,000
Product and services....................................         3,003,000                   1,759,000
Other...................................................           528,000                     572,000
                                                               -----------                 -----------
                                                               $40,061,000                 $30,391,000
                                                               ===========                 ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks, and as a result, our actual results may differ materially from those discussed here. These uncertainties and risks include among others, the successful execution of our expansion activities into new geographic markets on a timely and cost-effective basis; the pace at which new competitors enter our existing and planned markets; competitive responses of the Incumbent Local Exchange Carriers; execution of interconnection agreements with Incumbent Local Exchange Carriers on terms satisfactory to us; maintenance of our supply agreements for transmission facilities; continued acceptance of our services by new and existing customers; the outcome of legal and regulatory proceedings regarding reciprocal compensation for Internet-related calls and certain of our product offerings; the ability to attract and retain talented employees; the effective management of our working capital including investments, accounts receivables and inventory; replacements or upgrades of our technology and equipment that becomes obsolete; management of administrative, technical or operational issues presented by our acquisitions and expansions; prevention of interruption of services from system failures or power outages; and our ability to successfully access markets, install switching electronics, and obtain the use of leased fiber transport facilities and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory term and conditions, as well as regulatory, legislative and judicial developments that could cause actual results to differ materially from the future results indicated, expressed, or implied, in such forward-looking statements. These and other factors are discussed in our Prospectus, dated November 3, 1999, and in our Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission (SEC).

OVERVIEW

  Pac-West Telecomm, Inc. is a rapidly-growing provider of integrated communications services in the western United States. Our customers include Internet service providers (ISPs), small and medium-sized businesses and enhanced communications service providers, many of which are communications intensive users. Our predecessor, also known as Pac-West Telecomm, Inc., began selling office phone systems in 1980 and reselling long distance service to small and medium-sized businesses and residential customers in 1982. Beginning in 1986, our predecessor began offering paging and telephone answering services to its customers. Effective September 30, 1996, our predecessor transferred its telephone and answering service divisions to us. Prior to September 30, 1996, we did not conduct any operations and, since that time, we have disposed of the answering service division and have focused our business strategy on operating as a provider of integrated communications services.

  In January 2000, the Company acquired the customer base and certain other assets of Napa Valley Telecom (Napa Telecom), a switch based, long distance telecommunications company, which was headquartered in Napa Valley, California. In February 2000, the Company acquired all of the outstanding stock of Installnet, Inc. and two related companies (collectively, Installnet), which is headquartered in Southern California. Installnet was primarily engaged in the business of selling, installing and maintaining telecommunications equipment.
In September 2000, the Company acquired the customer base and certain other assets of BTC Corp (Baron Telecommunications), which was headquartered in Seattle, Washington. Baron Telecommunications provided telecommunications equipment to small and medium-sized businesses in Seattle and surrounding areas. Effective November 1, 2000, the Company acquired the customer base and assets of Communication Specialists, Inc. (CSI), a telecommunications company located near Salt Lake City, Utah, which also was primarily in the business of selling and installing telecommunications equipment.

  For the three month periods ended March 31, 2001 and March 31, 2000, recognizing compensation from other communications companies for completing their customers' calls only to the extent such compensation was actually received in cash or when collectibility was reasonably assured, we had net revenues of approximately $40.1 million and $30.4 million, respectively, and EBITDA (earnings before interest, net, income taxes, depreciation and amortization, income or loss on asset dispositions, and cumulative effect of change in accounting principle) of approximately $10.2 million and $10.3 million, respectively.

  As of March 31, 2001, we had 229,171 lines in service, an 84% increase from March 31, 2000. For the quarter ended March 31, 2001 our minutes of use were 6.6 billion, an increase of 22% over the first quarter of 2000.

FACTORS AFFECTING OPERATIONS:

  Revenues. We derive our revenues from monthly recurring charges, usage charges, amortization of initial non-recurring charges and telephone equipment sales and service. Monthly recurring charges include the fees paid by customers for lines in service and additional features on those lines, as well as equipment collocation services. Usage charges consist of fees paid by end users for each call made, fees paid by incumbent local exchange carriers as reciprocal compensation for completion of their customers' calls through Pac-West, and access charges paid by carriers for long distance traffic terminated by Pac-West. Initial non-recurring charges are paid by end users, if applicable, for the initiation of our service. Initial non-recurring charges include payments received for installation services. In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements, and became effective for the Company during the fourth quarter of 2000, retroactive to January 1, 2000. The Company's adoption of SAB 101 changed the timing of when revenue is recognized for non-refundable up-front payments received for installation services. Historically, these amounts have been recognized in the period received. Under the revised revenue recognition policy, these payments, and related costs up to the amount of revenues, are recognized as revenue and expense ratably over the term of the service contracts, generally 24 to 36 months. Any costs in excess of recognized revenues are expensed in the current period.

  A substantial portion of our revenues is derived from reciprocal compensation paid by incumbent local exchange carriers with which we have interconnection agreements. Reciprocal compensation revenues increased significantly in recent fiscal quarters as a result of increasing inbound call volume from our Internet service providers' customers and other customers. For the quarters ended March 31, 2001 and 2000, recorded reciprocal compensation accounted for approximately 42% and 47%, respectively, of our revenues.

  As recently as fiscal year 1999, two incumbent local exchange carriers with which we have interconnection agreements, Pacific Bell and GTE, refused to pay that portion of reciprocal compensation due under their interconnection agreements that they estimated was the result of inbound calls terminating to ISPs. These incumbent local exchange carriers contended that such ISP calls are not local calls within the meaning of their respective interconnection agreements and claimed that no reciprocal compensation was therefore payable. While these incumbent local exchange carriers have been paying us the full amount of our reciprocal compensation billings since the latter half of 1999, some of these payments may be subject to a reservation of rights to appeal, contest or seek subsequent reimbursement of amounts previously paid by them for reciprocal compensation.

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

  Further, as discussed in Note 16 to the accompanying unaudited condensed consolidated financial statements, on April 27, 2001, the FCC released its Order on Remand regarding intercarrier compensation for ISP bound traffic. The FCC asserted exclusive jurisdiction over ISP-bound traffic and established a new interim intercarrier compensation regime for ISP-bound traffic with capped rates above a fixed traffic exchange ratio. To the extent that the federal regime applies to the Company and is adopted by incumbent local exchange carriers exchanging traffic with the Company, reciprocal compensation or intercarrier compensation rates will continue to decline for the foreseeable future. It is currently not possible to estimate the impact of the April 27, 2001 FCC regime at this time, however, as issued, and if adopted by incumbent local exchange carriers, the impact of the regime on the Company's future reciprocal compensation rates would be significant.

  Operating Costs. Operating costs are comprised primarily of leased transport charges, usage charges for long distance and intrastate calls and, to a lesser extent, reciprocal compensation related to calls that originate with a Pac-West customer and terminate on the network of an incumbent local exchange carrier or other competitive local exchange carrier. Our leased transport charges are the lease payments we incur for the transmission facilities used to connect our customers to our switches and to connect to the incumbent local exchange carrier and other competitive local exchange carrier networks. Our strategy of leasing rather than building our own transport facilities results in our operating costs being a significant component of total costs.

  Selling, General and Administrative Expenses. Our selling, general and administrative expenses include network development, administration and maintenance costs, selling and marketing, customer service, information technology, billing, corporate administration and personnel.

QUARTERLY OPERATING AND STATISTICAL DATA:

  The following tables summarize the results of operations as a percentage of revenues for the three month periods ended March 31, 2001 and 2000. The following data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report:

                                                                                  THREE MONTH PERIOD ENDED
                                                                                          MARCH 31,
                                                                                 --------------------------
                                                                                  2001                2000
                                                                                        (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

Revenue......................................................................    100.0%              100.0%

Costs of sales and operating costs...........................................     31.5%               32.5%

Selling, general and administrative expenses.................................     43.0%               33.5%
Depreciation and amortization expenses.......................................     18.2%               13.6%
Income from operations.......................................................      7.4%               20.4%
Net income (loss)............................................................     (1.2)%               2.4%


  The following table sets forth unaudited statistical data for each of the specified quarters of 2000 and 2001. The statistical data for any quarter is not necessarily indicative of results for any future period.

                                              QUARTER ENDED (UNAUDITED)

                                                                 2000                                            2001
                                         ------------------------------------------------------------------------------------------
                                             MAR. 31            JUN. 30            SEPT. 30             DEC. 31          MAR. 31
                                         --------------     ---------------     --------------       --------------    ------------
Ports equipped........................      460,800             518,400            576,000             672,000        672,000

Lines sold to date....................      135,143             164,800            181,045             198,980        240,393

Lines in service to date..............      124,340             151,957            169,050             185,524        229,171

Estimated data lines (% of installed            72%                 77%                75%                 83%           75%
  lines)..............................
Lines on switch % ....................          94%                 96%                94%                 93%           92%

Internet service provider and
  enhanced communications
  service provider customer lines
  collocated..........................          84%                 88%                76%                 80%           81%

Quarterly minutes of use switched
  (in millions).......................        5,387               5,653              6,140               6,487          6,583

Metropolitan statistical areas
 served...............................           26                  27                 27                  29             30
Capital expenditures (in thousands)...     $ 11,610            $ 43,518           $ 16,292            $ 42,228       $ 20,149
Employees (consolidated)..............          482                 551                629                 693            689



THREE MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2000:

  Consolidated revenues for the three month period ended March 31, 2001 increased $9.7 million to $40.1 million from $30.4 million for the same period ended in 2000. The increase in revenues is primarily attributed to an increase of $2.7 million in paid local interconnection revenues, an increase of $0.9 million in switched access charges, an increase of $4.3 million and $1.0 million in recurring charges and installation charges billed directly to wholesale markets and business customers, respectively, a decrease of $0.2 million in local and long distance usage revenues, an increase of $0.7 million in dedicated transport revenues and $1.2 million in product and service revenues from Installnet, which we acquired in February 2000.

  In 2000, we increased the capacity of our switching facilities in Los Angeles, Oakland and Stockton and completed new switching facilities in, or near, Phoenix, Arizona, Denver, Colorado and Salt Lake City, Utah. As a result of additional switching facilities, increased utilization of expanded switch capacities and acquisitions completed during 2000, our revenues for the three month period ended March 31, 2001 increased 32% from the same period ended in 2000. Additionally, we increased the number of access lines to small and medium-sized businesses to 56,600 as of March 31, 2001, an increase of 98% from the same period ended in 2000. The Company attributes this growth to the increased size of its sales force and continued strong demand from customers for bundled communications services.

  The total number of access lines in service increased 84% to 229,171 as of March 31, 2001 from 124,340 as of March 31, 2000. Billable minutes of use were
6.6 billion in the first three months of 2001, up 22% from 5.4 billion in the first three months of 2000.

  The number of inbound local calls and the minutes subject to reciprocal compensation revenues in accordance with interconnection agreements increased 15% and 20% for the first three months of 2001 over the first three months of 2000, respectively. The effect of these increases in inbound local calls and minutes resulted in a $2.7 million, or 19%, increase in paid interconnection revenues for the period ended March 31, 2001 over the corresponding period in 2000. Additionally, revenues from switched access charges increased $0.9 million, or 100%, from the same period ended in 2000.

  Direct billings to wholesale markets increased during the three month period ended March 31, 2001 by $4.3 million, or 76%, from the same period in 2000. Lines in service to this market increased to 172,600 lines in service at March 31, 2001 from 95,700 lines at March 31, 2000, an increase of 80%.

  Direct billings to small and medium-sized business customers increased significantly to 56,600 lines in service at March 31, 2001 from 28,600 lines in service at March 31, 2000, an increase of 98%.

  Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased $0.2 million during the three month period ended March 31, 2001 from the same period ended in 2000. Although total minutes billed to customers increased between periods, the average rate per minute charged to customers declined as the mix between local and long distance calls made by our customers changed during these periods. The Company is making concerted marketing efforts to sell local service to small and medium-sized businesses. Most of the calls placed by these customers are local. As rates charged by the Company for a local call are significantly less than rates charged for a long distance call, the average rate per minute charged between periods declined as a result of the change in the mix of our customer base. During the three month period ended March 31, 2001, 44% of minutes billed to customers were charges for local minutes compared to 24% in the same period ended 2000.

  Our consolidated operating costs for the three month period ended March 31, 2001 increased $2.7 million, to $12.6 million from $9.9 million for the corresponding period in 2000. The increase in operating costs was primarily due to an increase in network operations associated with a higher level of telecommunications activity. In addition, we continued to make significant investments in our network infrastructure during 2000 and the first three months of 2001 to accommodate future growth of our communications services.

  Our consolidated selling, general and administrative expenses for the three month period ended March 31, 2001 increased $7.0 million to $17.2 million from $10.2 million for the corresponding period in 2000. As expected, we incurred significant selling and marketing costs in connection with our efforts to expand our operations and establish ourselves in markets before switches become operational and generate revenue. The increase in selling, general and administrative expenses was primarily due to the addition of 18 employees in Pac-West's sales and marketing departments; 59 additional network employees; 50 additional service technicians; 27 additional customer service representatives; and 53 additional employees in other administration and information technology functions. The total number of Pac-West employees increased from 482 at March 31, 2000 to 689 at March 31, 2001. In addition, selling, general and administrative expenses for the quarter ended March 31, 2001 include approximately $0.3 million of provision for doubtful accounts, an increase of $0.2 million from the same quarter ended 2000. Additional amounts of approximately $0.5 million of customer receivables were written-off during the first quarter of 2001 and charged to the accounts receivable allowance. These amounts were specifically provided for in the Company's accounts receivable allowance at December 31, 2000. Selling, general and administrative expenses were 43% and 34% of revenues for the three month periods ended March 31, 2001 and 2000, respectively.

  Our consolidated depreciation and amortization expense for the three month period ended March 31, 2001 increased $3.1 million to $7.3 million from $4.1 million for the same period in 2000. Depreciation and amortization as a percentage of revenues increased to 18% for the quarter ended March 31, 2001 from 14% from the same period ended 2000. The increase in depreciation and amortization expense is primarily due to additional depreciation expense incurred on purchases of equipment between periods. During the twelve month period ended March 31, 2001 the Company purchased an additional $99.2 million of property and equipment, excluding $23.0 million of dedicated fiber optics circuits purchased in June 2000, which we have not started depreciating as they have not yet been placed in service.

  Our consolidated interest expense for the three month periods ended March 31, 2001 and 2000 was $4.7 million and $4.6 million, respectively. Interest expense over these two periods is primarily related to the $150 million senior notes issued on January 29, 1999, including amortization of related deferred financing costs associated with the offering over a period of ten years. Interest expense is net of amounts capitalized of $0.6 million and $0.7 million for the three months ended March 31, 2001 and 2000, respectively.

  The Company's effective income tax rates for the three month periods ended March 31, 2001 and 2000 reflect the applicable federal and state statutory income tax rates along with the tax impact of the non-deductibility of certain
acquisition related amortization and deferred stock compensation.   For the
three month period ended March 31, 2001, the Company's effective income tax rate is not meaningful as the Company had a pretax loss for the period. The Company's effective income tax rate for the three month period ended March 31, 2000 was 44%.

LIQUIDITY AND CAPITAL RESOURCES:

  Net cash used by operating activities was $2.9 million for the three month period ended March 31, 2001 compared to $2.8 million for the same period ended in 2000. Income (loss) before cumulative effect of change in accounting principle plus depreciation and amortization was more than offset during these two periods by the semi-annual interest payment made on the senior notes in February 2001 and 2000 and other working capital requirements.

  Net cash used in investing activities was $24.3 million for the three month period ended March 31, 2001 compared to $13.1 million for the same period ended in 2000. During the three month period ended March 31, 2001, the Company invested $18.2 million, excluding $2.0 million of equipment being financed under a capital lease, in new switching and related equipment as compared to $11.6
million during the same period ended in 2000.   Additionally, during the three
month period ended March 31, 2001 the Company purchased $6.1 million, net of short-term investments. During the three month period ended March 31, 2000, the Company redeemed short-term investments so that it could pay $9.4 million to acquire Napa Telecom and Installnet.

   Net cash provided by financing activities was $0.2 million for the three month period ended March 31, 2001 compared to $3,000 for the same period ended in 2000. Net cash provided during the three month period ended March 31, 2001 was primarily attributable to proceeds from the exercise of stock options.

  The local telecommunications services business is capital intensive. Our operations have required, and will continue to require, substantial capital investment for the design, acquisition, construction and implementation of our network. Capital expenditures, including amounts financed under capital leases, were $20.2 million for the first three months of 2001, and $113.6 million for the year ended December 31, 2000. Our business plan, as currently contemplated, anticipates additional capital expenditures, excluding acquisitions, of approximately $45 million during the balance of 2001. The actual cost of our planned expansion will depend on a variety of factors, including the cost of the development of our network in each of our new markets, the extent of competition and pricing of the telecommunications services in such markets and the acceptance of our services. Accordingly, our actual capital requirements may exceed, or fall below, the amounts described above.

  Our senior credit facility provides for maximum borrowings of $40.0 million for working capital and other general corporate purposes, and bears interest, at our option, at: (1) the Base Rate, as defined in our senior credit facility; or
(2) the LIBOR rate, as defined in our senior credit facility plus between 2.25% and 3.5%. As of March 31, 2001, there were no amounts outstanding under this facility and the borrowing rate would have been approximately 7.33%. Any borrowings under our senior credit facility will be secured by substantially all of our assets. Our senior credit facility has a three year term expiring June 2002.

   In 2000 and 2001, the Company secured a lease facility of up to $40.0 million to be used exclusively for the acquisition of networking equipment and related services manufactured by Cisco Systems, Inc. As of March 31, 2001, the Company has purchased approximately $23.3 million of equipment under this facility, which is being accounted for as a capital lease.

   Our principal sources of funds for the balance of 2001 are anticipated to be obtained from current cash and short-term investment balances, cash flows from operating activities, and if necessary, borrowings under the senior credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to fund our business plan for at least the next twelve months. No assurance can be given, however, that this will be the case. The foregoing statements do not take into account additional acquisitions which, if made, are expected to be funded through a combination of cash and equity. Depending upon our rate of growth and profitability, and/or if we pursue any significant acquisitions, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

  Our senior credit facility and the senior notes indenture contain financial and other covenants that restrict, among other things, our ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of our assets. Such limitations could limit corporate and operating activities, including our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At March 31, 2001 we had $150 million of fixed rate notes outstanding, and consequently we currently have no risk exposure associated with increasing interest rates on our debt. In addition, we have a line of credit which may, at our option, have a variable interest rate tied to LIBOR; however there were no amounts outstanding at March 31, 2001. We are however exposed to changes in interest rates on our investments in cash equivalents and short-term investments. Substantially all of our investments in cash equivalents and short-term investments are in money market funds that hold short-term investment grade commercial paper, treasury bills or other U.S. government obligations. Currently this reduces our exposure to long-term interest rate changes. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $80.1 million of cash equivalents and short-term investments at March 31, 2001 by approximately $0.8 million.

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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit

     There are no exhibits being filed at this time in connection with Item 601 of Regulation S-K.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.



NOTE:  ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2001.




                                  PAC-WEST TELECOMM, INC.

                                  /s/ Richard E. Bryson
                                  _____________________________
                                  Richard E. Bryson
                                  Chief Financial Officer
                                  (Principal Financial Officer)



                                  /s/ Dennis V. Meyer
                                  ______________________________
                                  Dennis V. Meyer
                                  Vice President-Finance
                                  (Principal Accounting Officer)