Form 10-Q
period 2001-06-30
PAC-WEST TELECOMM INC
filed 2001-08-14
CIK 1071598

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


                 For the Quarterly Period Ended June 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

As of July 31, 2001, the Company had an aggregate of 36,104,841 shares of common stock issued and outstanding.


================================================================================

                            PAC-WEST TELECOMM, INC.

                               Table of Contents

                                                                                                              PAGE
                                                                                                              ----
PART I                                      FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Condensed Consolidated Balance Sheets (Unaudited) - June 30, 2001
                    and December 31, 2000................................................................       3
               Condensed Consolidated Statements of Operations and Comprehensive
                 Income (Loss) (Unaudited) - Three and six month periods ended
                 June 30, 2001 and 2000..................................................................       4
               Condensed Consolidated Statements of Cash Flows (Unaudited) - Six
                 month periods ended June 30, 2001 and 2000..............................................       5
               Notes to Unaudited Condensed Consolidated Financial Statements............................       6

     Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations............................................................       15

     Item 3.   Quantitative and Qualitative Disclosures About Market Risks...............................       24

PART II                                    OTHER INFORMATION

     Item 1.   Legal Proceedings.........................................................................       25
     Item 4.   Submission of Matters to a Vote of Security Holders.......................................       25
     Item 6.   Exhibits and Reports on Form 8-K..........................................................       25

SIGNATURES...............................................................................................       27

EXHIBIT INDEX............................................................................................       28

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

                            PAC-WEST TELECOMM, INC.

               Condensed Consolidated Balance Sheets (Unaudited)


                                    ASSETS
                                                                     June 30, 2001                 December 31, 2000
                                                                   ------------------           ---------------------
Current Assets:
   Cash and cash equivalents                                             $ 70,809,000                   $ 56,675,000
   Short-term investments                                                  19,857,000                     43,904,000
   Trade accounts receivable, net of allowances of $3,517,000 at
    June 30, 2001 and $3,003,000 at December 31, 2000                      19,653,000                     19,106,000
   Accounts receivable from related parties                                     1,000                         34,000
   Income taxes receivable                                                    296,000                      2,257,000
   Inventories                                                              3,602,000                      4,272,000
   Prepaid expenses and other current assets                                3,686,000                      3,482,000
   Deferred financing costs, net                                              853,000                        853,000
   Deferred tax assets                                                      3,189,000                      2,475,000
                                                                   ------------------           --------------------
        Total current assets                                              121,946,000                    133,058,000

Property and equipment, net                                               216,981,000                    201,514,000
Costs in excess of net assets of acquired businesses, net                  17,112,000                     18,756,000
Other assets, net                                                           6,852,000                      7,464,000
                                                                   ------------------           --------------------
        Total assets                                                     $362,891,000                   $360,792,000
                                                                   ==================           ====================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of notes payable                                      $      1,000                   $     16,000
   Current obligations under capital leases                                 7,756,000                      5,852,000
   Borrowings under senior credit facility                                 10,000,000                              -
   Accounts payable                                                        16,649,000                     18,681,000
   Accrued payroll and related expenses                                     3,446,000                      3,872,000
   Accrued interest on Senior Notes                                         8,438,000                      8,437,000
   Other accrued liabilities                                                5,784,000                      6,028,000
   Fiber IRU liability                                                     17,240,000                     17,240,000
                                                                   ------------------           --------------------
        Total current liabilities                                          69,314,000                     60,126,000

Senior Notes                                                              150,000,000                    150,000,000
Capital leases, less current portion                                       13,923,000                     15,459,000
Deferred revenues, less current portion                                       657,000                        735,000
Deferred income taxes                                                      13,388,000                     14,715,000
                                                                   ------------------           --------------------
        Total liabilities                                                 247,282,000                    241,035,000

Commitments and Contingencies

Stockholders' Equity:

   Common stock, $.001 par value; 100,000,000 shares authorized
      36,020,963 and 35,948,549 shares issued and outstanding
      at June 30, 2001 and December 31, 2000, respectively                     36,000                         36,000
   Additional paid-in capital                                             183,384,000                    183,568,000
   Note receivable from stockholder                                          (200,000)                      (200,000)
   Retained deficit                                                       (67,389,000)                   (63,280,000)
   Accumulated other comprehensive income                                      16,000                        277,000
   Deferred stock compensation                                               (238,000)                      (644,000)
                                                                   ------------------           --------------------
        Total stockholders' equity                                        115,609,000                    119,757,000
                                                                   ------------------           --------------------
        Total liabilities and stockholders' equity                       $362,891,000                   $360,792,000
                                                                   ==================           ====================

        See notes to these condensed consolidated financial statements.

                            PAC-WEST TELECOMM, INC.

                Condensed Consolidated Statements of Operations
                  and Comprehensive Income (Loss) (Unaudited)

                                                     Three Month Period Ended            Six Month Period Ended
                                                   ------------------------------     ------------------------------
                                                   June 30, 2001    June 30, 2000     June 30, 2001    June 30, 2000
                                                   -------------    -------------     -------------    -------------
Revenues                                           $  38,162,000    $  33,204,000     $  78,223,000    $  63,596,000
                                                   -------------    -------------     -------------    -------------
Costs and Expenses:
      Cost of sales and operating                     14,218,000       10,017,000        26,834,000       19,897,000
      Selling, general and administrative             17,824,000       12,828,000        35,043,000       23,022,000
      Depreciation and amortization                    8,695,000        4,848,000        15,971,000        8,977,000
                                                   -------------    -------------     -------------    -------------
          Total costs and expenses                    40,737,000       27,693,000        77,848,000       51,896,000
                                                   -------------    -------------     -------------    -------------
          Income (loss) from operations               (2,575,000)       5,511,000           375,000       11,700,000

Other Expense (Income):
      Interest expense                                 4,676,000        4,697,000         9,387,000        9,344,000
      Interest income                                 (1,564,000)      (1,771,000)       (2,880,000)      (4,077,000)
      Other expense (income)                                   -          (10,000)           11,000          (18,000)
                                                   -------------    -------------     -------------    -------------
          Total other expense, net                     3,112,000        2,916,000         6,518,000        5,249,000
                                                   -------------    -------------     -------------    -------------

          Income (loss) before provision for
            income taxes and cumulative effect
            of change in accounting principle         (5,687,000)       2,595,000        (6,143,000)       6,451,000

Provision (benefit) for income taxes                  (2,063,000)       1,261,000        (2,034,000)       2,972,000
                                                   -------------    -------------     -------------    -------------
          Income (loss) before cumulative effect
             of change in accounting principle        (3,624,000)       1,334,000        (4,109,000)       3,479,000

Cumulative effect of change in accounting
  Principle, net of income tax benefit of
   $943,000                                                    -                -                 -       (1,415,000)
                                                   -------------    -------------     -------------    -------------
          Net income (loss) applicable to
            common shareholders                    $  (3,624,000)   $   1,334,000     $  (4,109,000)   $   2,064,000
                                                   =============    =============     =============    =============

Income (loss) per share before cumulative
 effect of change in accounting principle:
          Basic                                    $       (0.10)   $        0.04     $       (0.11)   $        0.10
          Diluted                                  $       (0.10)   $        0.04     $       (0.11)   $        0.09

Loss per share from cumulative effect of
 change in accounting principle:
          Basic                                    $           -    $           -     $           -    $       (0.04)
          Diluted                                  $           -    $           -     $           -    $       (0.04)

Net income (loss) per share:
          Basic                                    $       (0.10)   $        0.04     $       (0.11)   $        0.06
          Diluted                                  $       (0.10)   $        0.04     $       (0.11)   $        0.05


Basic weighted average shares outstanding             36,020,844       35,693,856        36,010,986       35,637,123
Diluted weighted average shares outstanding           36,020,844       37,504,492        36,010,986       37,537,912

Comprehensive income (loss):
      Net income (loss)                            $  (3,624,000)   $   1,334,000     $  (4,109,000)   $   2,064,000

      Change in accumulated other comprehensive
              income                                    (684,000)          39,000          (261,000)        (180,000)
                                                   -------------    -------------     -------------    -------------
          Comprehensive income (loss)              $  (4,308,000)   $   1,373,000     $  (4,370,000)   $   1,884,000
                                                   =============    =============     =============    =============

        See notes to these condensed consolidated financial statements.

                            PAC-WEST TELECOMM, INC.

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                               Six Month Period Ended
                                                                       ----------------------------------------
                                                                        June 30, 2001          June 30, 2000
                                                                       -----------------     ------------------
Operating Activities:
      Income (loss) before cumulative effect of change in
      accounting principle                                               $    (4,109,000)      $      3,479,000
      Adjustments to reconcile net income (loss) before effect of change in accounting principle to net cash provided by operating activities:
          Depreciation and amortization                                       15,971,000              8,977,000
          Amortization of deferred financing costs                               426,000                426,000
          Amortization of deferred stock compensation                             32,000                132,000
          Interest earned on restricted cash                                           -                (38,000)
          (Benefit) provision for doubtful accounts                            1,351,000                (46,000)
          Net (gain) loss on disposal of property                                 11,000                (18,000)
          Deferred income tax provision                                       (2,041,000)             2,126,000
          Changes in operating assets and liabilities, net of
           acquisitions
              Accounts receivable                                             (1,865,000)            (2,690,000)
              Income taxes receivable                                          1,961,000               (468,000)
              Inventories                                                        670,000               (614,000)
              Prepaid expenses and other current assets                         (204,000)              (728,000)
              Other assets                                                        66,000               (265,000)
              Accounts payable and accrued liabilities                        (2,781,000)            27,211,000
              Accrued interest on Senior Notes                                     1,000                  3,000
              Income taxes payable                                                     -               (537,000)
                                                                       -----------------     ------------------
                   Net cash provided by operating activities                   9,489,000             36,950,000
                                                                       -----------------     ------------------

Investing activities:
      Purchase of property and equipment                                     (27,690,000)           (55,128,000)
      Proceeds from disposal of property and equipment                             3,000                 29,000
      (Purchase) redemption of investments, net                               23,786,000               (217,000)
      Costs of acquisitions, net of cash received                                (35,000)            (9,612,000)
                                                                       -----------------     ------------------
                   Net cash used in investing activities                      (3,936,000)           (64,928,000)
                                                                       -----------------     ------------------

Financing activities:
      Proceeds from stock option exercises                                       188,000                 57,000
      Proceeds from borrowings under Senior Credit Facility                   10,000,000                      -
      Principal payments on capital leases                                    (1,592,000)                     -
      Payments for deferred financing costs                                            -               (114,000)
      Proceeds from repayment of note receivable from stockholder                      -                 33,000
      Principal payments on notes payable                                        (15,000)               (54,000)
                                                                       -----------------     ------------------
                   Net cash provided (used) by financing activities            8,581,000                (78,000)
                                                                       -----------------     ------------------
                   Net increase (decrease) in cash and cash
                    equivalents                                               14,134,000            (28,056,000)

Cash and cash equivalents:
      Beginning of period                                                     56,675,000             82,688,000
                                                                       -----------------     ------------------
      End of period                                                      $    70,809,000       $     54,632,000
                                                                       =================     ==================

        See notes to these condensed consolidated financial statements.

                            PAC-WEST TELECOMM, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001

1.   Basis of Presentation:

     These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods indicated, have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of Pac-West Telecomm, Inc. (the Company) as of and for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

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

2.   Organization:

     Pac-West Telecomm, Inc. is a provider of integrated communications services in the western United States. Our customers include Internet service providers
(ISPs), small and medium-sized businesses and enhanced communications service providers, many of which are communications intensive users.

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

4.   Short-Term Investments:

     All investments with an original maturity of greater than three months from the date of acquisition are accounted for in accordance with Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. All investments as of June 30, 2001 and December 31, 2000 were classified as available-for-sale and appropriately carried at fair value. Realized gains and losses are included in interest income in the accompanying statements of operations. Differences between cost and fair value are recorded as accumulated other comprehensive income as a separate component of stockholders' equity. At June 30, 2001 and December 31, 2000, unrealized gains on investments of $16,000 and $277,000, respectively, are recorded as accumulated other comprehensive income.

5.   Property and Equipment:

     Property and equipment includes network and other communications equipment, equipment under capital leases, office furniture, business software and computer equipment, vehicles, leasehold improvements and projects-in-progress. These assets are stated at cost, which includes direct costs and capitalized interest, and are depreciated once placed in service using the straight-line method. Capitalized interest of $703,000 and $630,000 was recorded during the three month periods ended June 30, 2001 and 2000, respectively, and $1,273,000 and $1,288,000 was recorded during the six month periods ended June 30, 2001 and 2000, respectively. Depreciation expense of $7,801,000 and $4,002,000 was recorded during the three month periods ended June 30, 2001 and 2000, respectively, and $14,172,000 and $7,469,000 was recorded during the six month periods ended June 30, 2001 and 2000, respectively. Repair and maintenance costs are expensed as incurred.

     Property and equipment as of June 30, 2001 and December 31, 2000 consist of the following:

                                                    June 30, 2001    December 31, 2000
                                                  ----------------  -------------------
      Network and other communications
       equipment................................   $  124,464,000       $  114,325,000
      Equipment under capital leases............       23,273,000           21,311,000
      Office furniture..........................        2,360,000            2,046,000
      Business software and computer equipment..       19,764,000           19,586,000
      Vehicles..................................        2,079,000            2,053,000
      Leasehold improvements....................       24,499,000           23,971,000
      Projects-in-progress......................       64,778,000           49,065,000
                                                  ---------------   ------------------
                                                      261,217,000          232,357,000
      Less: accumulated depreciation and
       amortization.............................       44,236,000           30,843,000
                                                  ---------------   ------------------
      Property and equipment, net...............   $  216,981,000       $  201,514,000
                                                  ===============   ==================

6.   Other Assets:

     As of June 30, 2001 and December 31, 2000, other assets consist of the following:

                                                                   June 30,      December 31,
                                                                     2001            2000
                                                                ------------    -------------
      Deferred financing costs..............................     $ 4,382,000     $  4,808,000
      Acquisition of lease rights...........................       1,134,000        1,254,000
      Long-term portion of deferred installation costs......         480,000          516,000
      Long-term portion of prepaid expenses and deposits....         751,000          781,000
      Employee receivable...................................         105,000          105,000
                                                                ------------     ------------
                                                                 $ 6,852,000     $  7,464,000
                                                                ============     ============

     Deferred financing costs primarily consist of capitalized amounts for underwriter fees, professional fees and other expenses related to the issuance and subsequent registration of the $150,000,000 Senior Notes. These deferred financing costs are being amortized on a straight-line basis (which approximates the effective interest method) over the estimated 10-year term of the notes beginning January 29, 1999. Amortization of deferred financing costs for both of the three month periods ended June 30, 2001 and 2000 was $213,000 and is included within interest expense in the accompanying statements of operations. Amortization for each of the six month periods ended June 30, 2001 and 2000 was $426,000.

     During 1999, the Company purchased lease rights for additional space in its Los Angeles facility. This amount is included as acquisition of lease rights in other assets and is being amortized on a straight-line basis over the life of the lease, which is 81 months.

7.   Intangible and Long-lived Assets:

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", the Company periodically evaluates the carrying amount of long-lived assets and certain identifiable intangible assets when events or circumstances have occurred which indicate the remaining estimated useful life of these assets may be impaired. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the Company determines an asset has been impaired, the impairment is recorded based on the fair value of the impaired asset. During the six month period ended June 30, 2001, the Company did not identify any events or circumstances which indicated that the remaining estimated useful lives of it's long-lived assets and certain identifiable intangible assets had been impaired.

8.   Other Accrued Liabilities:

     At June 30, 2001 and December 31, 2000, other liabilities consist of the following:

                                                                   June 30,      December 31,
                                                                     2001            2000
                                                                -------------    ------------
      Taxes payable, collected from customers...............     $   557,000     $    582,000
      Acquisition holdbacks.................................         640,000        1,060,000
      Accrued warranty and maintenance......................         359,000          402,000
      Accrued rent..........................................         557,000          350,000
      Deferred revenue......................................       1,371,000        1,819,000
      Other.................................................       2,300,000        1,815,000
                                                                 -----------     ------------
                                                                 $ 5,784,000     $  6,028,000
                                                                 ===========     ============

9.   Income Taxes:

     The Company's effective income tax rates for the three and six month periods ended June 30, 2001 and 2000 reflect the applicable federal and state statutory income tax rates along with the tax impact of the non-deductibility of certain acquisition related amortization. For the three month periods ended June 30, 2001 and 2000 the Company's effective income tax rate was 36% and 49%, respectively. For the six month periods ended June 30, 2001 and 2000 the Company's effective income tax rate was 33% and 46%, respectively.

10.  Other Comprehensive Income:

     In September 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes the disclosure requirements for comprehensive income (loss) and its components within the financial statements. For the three month periods ended June 30, 2001 and 2000, there was $(684,000) and $39,000, respectively, of other comprehensive income (loss) pertaining to the net unrealized investment gains (losses). For the six month periods ended June 30, 2001 and 2000, there was $(261,000) and $(180,000), respectively, of other comprehensive loss pertaining to the net unrealized investment losses.

11.  Other Recent Pronouncements:

     In June 2001, the FASB issued SFAS No. 141 (SFAS 141), "Business Combinations" and SFAS No. 142 (SFAS 142), "Goodwill and Intangible Assets". Major provisions of these statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment at least annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization; goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. Upon adoption on SFAS 142, on January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $3.2 million, based on anticipated amortization for 2002. Goodwill amortization for the six months ended June 30, 2001 was $1.7 million.

     The FASB issued SFAS No. 133 (SFAS 133), "Accounting for Derivative Instruments and for Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 138), in June 1998 and June 2000, respectively. As amended, SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities including recognizing all derivatives as either assets or liabilities in the financial statements at fair value and is effective January 1, 2001. The adoption of SFAS 133 did not impact the Company's financial statements as the Company does not invest in derivatives or participate in hedging activities.

12.  Long-Term Debt and Capital Lease Obligations:

     The Company has a three-year senior credit facility expiring June 15, 2002 that provides for maximum borrowings of $40.0 million to finance working capital, the cost of capital purchases and other corporate transactions. This facility is secured by substantially all of the Company's assets. Borrowings under this senior credit facility bear interest, at the Company's option, at (1) the Base Rate (as defined in our senior credit facility) or (2) the LIBOR Rate (as defined) plus between 2.25% and 3.5%. In June 2001 the Company borrowed $10.0 million under the senior credit facility. This amount is classified in current liabilities in the accompanying unaudited condensed consolidated balance sheet. As of June 30, 2001 the Company's effective borrowing rate is 6.09%. Prior to this time, there were not any amounts outstanding under this facility.

     In 2000 and 2001, the Company secured a lease facility of up to $40.0 million to be used exclusively for the acquisition of networking products and services manufactured by Cisco Systems, Inc. Equipment financed under this facility is leased for a term of 36 months at which time the Company may purchase the equipment at fair market value. Purchases under this facility are accounted for as a capital lease. As of June 30, 2001 the Company purchased approximately $23.3 million of networking products under this facility. Upon acceptance of the networking products the Company makes recurring monthly lease payments over a term of three years. Lease payments commenced during the second quarter of 2001, during which the Company made payments of approximately $1.6 million.

13.  Purchase Commitments:

     In 1999, the Company began implementing new billing and operations support systems. Total estimated costs for these systems aggregate approximately $15.9 million, of which approximately $14.4 million of the total cost has been incurred through June 30, 2001, and $1.5 million is expected to be incurred during the balance of 2001. The majority of the $14.4 million incurred as of June 30, 2001 is included in business software and computer equipment (see Note
5).

     In 1999, the Company also began implementing a new enterprise and financial software system. Total estimated costs for this system are $5 million, of which approximately $3.9 million has been incurred thru June 30, 2001, most of which is recorded in business software and computer equipment as of June 30, 2001 (see
Note 5).

     On June 30, 2000, the Company entered into an Indefeasible Right of Use
(IRU) agreement with Qwest Communications to acquire dedicated fiber optics circuits of OC-48 capacity connecting major metropolitan areas in California. The IRU agreement is for a term of 20 years and includes one dollar purchase options at the end of the term. The total cost of the IRU is approximately $23.0 million of which $5.8 million was paid on July 28, 2000. Effective June 2001, the Company amended the IRU Agreement with Qwest Communications and extended the payment due date for the balance from June 30, 2001 to May 15, 2002. The purchase price of approximately $23.0 million is included in projects-in-progress and the balance of $17.2 million is classified as Fiber IRU liability in current liabilities in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2001 and December 31, 2000.

14.  Stockholders' Equity:

     Stock Options

     An aggregate of 5,375,500 shares of common stock have been reserved for option grants under the Company's 1999 Stock Incentive Plan, the 1998 Griffin and Bryson Non-Qualified Stock Incentive Plan and the 2000 Napa Valley Non-Qualified Stock Incentive Plan. During the six month period ended June 30, 2001, options to purchase 629,400 shares of common stock were granted, options to purchase 385,815 shares of common stock were canceled and options to purchase 45,125 shares of common stock were exercised.

     The following table summarizes information about the Company's stock options outstanding as of June 30, 2001:

                                Options Outstanding                                Options Exercisable
      ---------------------------------------------------------------------   ----------------------------
                                          Weighted Average      Weighted         Number         Weighted
                             Number          Contractual         Average       Exercisable       Average
          Range of         Outstanding     Life Remaining       Exercise       at June 30,      Exercise
       Exercise Price   at June 30, 2001       (Years)            Price           2001            Price
      ---------------------------------------------------------------------   -------------   ------------
        $0.48 - 3.50        2,031,913            8.0                 $ 1.84         974,637      $ 1.17
        $4.06 - 35.00       2,092,372            8.9                 $12.03         406,730      $15.84
                        -----------------                                     --------------
        $0.48 - 35.00       4,124,285            8.5                 $ 7.01       1,381,367      $ 5.49
                        =================                                     ==============

15. Income (Loss) Per Share:

    Income (loss) per share has been calculated under SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires companies to compute income (loss) per share under two methods, basic and diluted. Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share information considers the effect of dilutive securities such as stock options and other securities convertible into common stock on an if-converted basis. For the three and six month periods ended June 30, 2001, dilutive securities were antidilutive, as they decreased the loss for these periods. Accordingly, options to purchase 793,808 and 1,046,011 shares were excluded from the diluted net income (loss) per share calculation for the three and six month periods ended June 30, 2001, respectively.

    Basic and diluted net income (loss) per share for the three and six month periods ended June 30, 2001 and 2000 has been determined as follows:

                                                               For the Three Month Period Ended
                                                                         June 30, 2001
                                                     ------------------------------------------------------

                                                         Income               Shares            Per-share
                                                      (Numerator)         (Denominator)          Amount
                                                     ---------------     -----------------     ------------
      Basic net income (loss) per share:

      Net income (loss) available
       to common stockholders                         $ (3,624,000)            36,020,844         $ (0.10)
                                                     ===============     =================     ============

      Effect of dilutive Securities:

       Stock options                                                                   --
                                                                         -----------------

      Net income (loss) per share:

      Net income (loss) available to common
       stockholders                                   $ (3,624,000)            36,020,844         $ (0.10)
                                                     ===============     =================     ============

                                                               For the Three Month Period Ended
                                                                         June 30, 2000
                                                     ------------------------------------------------------

                                                         Income               Shares            Per-share
                                                      (Numerator)         (Denominator)          Amount
                                                     ---------------     -----------------     ------------
      Basic net income per share:

      Net income available to common
      stockholders                                      $ 1,334,000            35,693,856         $  0.04

      Effect of Dilutive Securities:
       Stock options                                                            1,810,636
                                                                         -----------------

      Diluted net income per share:

      Income available to common stockholders
      and dilutive stock options (treasury stock
      method)                                           $ 1,334,000            37,504,492         $  0.04
                                                     ===============     =================     ============

                                                                For the Six Month Period Ended
                                                                         June 30, 2001
                                                     ------------------------------------------------------

                                                         Income               Shares            Per-share
                                                      (Numerator)         (Denominator)          Amount
                                                     ---------------     -----------------     ------------

     Basic net income (loss) per share:

     Net income (loss) available
      to common stockholders                          $ (4,109,000)            36,010,986         $ (0.11)
                                                     ===============     =================     ============

     Effect of dilutive Securities:

      Stock options                                                                    --
                                                                         -----------------

     Net income (loss) per share:

     Net income (loss) available to common
      stockholders                                    $ (4,109,000)            36,010,986         $ (0.11)
                                                     ===============     =================     ============

                                                                For the Six Month Period Ended
                                                                         June 30, 2000
                                                     ------------------------------------------------------

                                                         Income               Shares            Per-share
                                                      (Numerator)         (Denominator)          Amount
                                                     ---------------     -----------------     ------------
     Basic net income per share:

     Net income available to common
     stockholders before cumulative effect of
     change in accounting principle                     $ 3,479,000            35,637,123         $   0.10

     Cumulative effect of change in accounting
     principle, net of income tax benefit
                                                         (1,415,000)           35,637,123            (0.04)
                                                     ---------------                           ------------

     Net income available to common stockholders
                                                        $ 2,064,000            35,637,123         $   0.06
                                                     ===============     =================     ============

     Effect of Dilutive Securities:
      Stock options                                                             1,900,789
                                                                         -----------------

     Diluted net income per share:

     Income available to common stockholders and
     dilutive stock options (treasury stock method)
     before cumulative effect of change in
     accounting principle                               $ 3,479,000            37,537,912         $   0.09

     Cumulative effect of change in accounting
     principle, net of income tax benefit                (1,415,000)           37,537,912            (0.04)
                                                     ---------------                           ------------

     Net income available to common
     stockholders and dilutive stock options            $ 2,064,000            37,537,912         $   0.05
                                                     ===============     =================     ============

16.  Reciprocal Compensation and Legal Proceedings:

     The Company has established interconnection agreements with certain Incumbent Local Exchange Carriers (ILECs). The Telecommunications Act of 1996 requires ILECs to enter into interconnection agreements with CLECs , such as the Company and other competitors, and requires state Public Utilities Commissions
(PUCs) to arbitrate such agreements if other parties cannot reach agreement.

     The interconnection agreements outline, among other items, compensation arrangements for calls originating or terminating in the other party's switching equipment, payment terms, and level of services.

     Various ILECs have alleged, and are continuing to allege, that calls made to an ISP are not local calls, and as such are not covered by the interconnection agreements.

     The Company is a party to various legal proceedings, including those with Pacific Bell before the California Public Utilities Commission (CPUC) and those with Nevada Bell before the Public Utilities Commission of Nevada, relating to reciprocal compensation payment and other interconnection agreement issues.

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

     Further, in February 2000 the CPUC commenced a separate generic proceeding to develop its policy regarding intercarrier compensation. Similarly, in the latter part of 2000, the Colorado and Utah Commissions commenced investigations into intercarrier compensation issues.

     On April 27, 2001, the FCC released its Order on Remand regarding intercarrier compensation for ISP-bound traffic. The FCC asserted exclusive jurisdiction over ISP-bound traffic and established a new interim intercarrier compensation regime for ISP-bound traffic with capped rates above a fixed traffic exchange ratio. Traffic in excess of a ratio of 3:1 (terminating minutes to originating minutes) is presumed to be ISP-bound traffic, and is to be compensated at rates that decrease from $.0015 to $.0007, or the applicable state-approved rate if lower, over three years. Traffic below the 3:1 threshold is to be compensated at the rates in existing and future interconnection agreements. Traffic above the 3:1 ratio is also subject to a growth ceiling using First Quarter 2001 traffic data as the baseline. Traffic in excess of the growth ceiling is subject to "bill and keep," an arrangement in which the originating carrier pays no compensation to the terminating carrier to complete calls. In addition, when a competitive carrier begins to provide service in a state it has not previously served, all traffic in excess of the 3:1 ratio is subject to bill-and-keep arrangements. In exchange for this reduction in reciprocal compensation obligations to CLECs, the ILECs must offer to exchange all traffic subject to Section 251 (b) (5) of the Telecommunications Act of 1996, as well as ISP-bound traffic, at the federal capped rates. It is not possible to estimate the full impact of the FCC Order at this time because the federal regime does not alter existing contracts except to the extent that they incorporate changes of federal law, and because adoption of the federal regime is within the discretion of the ILEC exchanging traffic with a particular CLEC. In the event an ILEC determines not to adopt the federal regime, the ILEC must pay the same rate for ISP bound traffic as for calls subject to reciprocal compensation.

     Verizon, formerly known as GTE, has taken the position that it has properly implemented the FCC's Order on Remand, and that this unilateral action modifies the current interconnection agreement between the Company and Verizon, and has therefore withheld payment of portions of invoices submitted by the Company for calls made after June 13, 2001. The Company has disputed this assertion, and the dispute will likely be resolved through expedited procedures before the California PUC. Pacific Bell has not implemented the FCC Order on Remand in California.

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

17.  Segment Reporting

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS 131). SFAS 131 establishes standards in which public companies disclose certain information about operating segments in the company's financial reports. As an integrated telecommunications provider, the Company has one reportable operating segment. While the Company's chief decision-maker monitors the revenue streams of various services, operations are managed and financial performance is evaluated based upon the delivery of multiple services over common networks and facilities. This allows the Company to leverage its costs in an effort to maximize return. As a result, there are many shared expenses generated by the various revenue streams. Because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management does not currently make such allocations. The chief decision-maker does, however, monitor revenue streams at a more detailed level than those depicted in the Company's consolidated financial statements.

     The following tables present consolidated revenues by service type:

                                                      Three Month Periods Ended
                                              -----------------------------------------
                                               June 30, 2001             June 30, 2000
                                              -----------------       -----------------
     Local services....................       $      29,224,000       $      23,799,000
     Long distance service.............               3,490,000               4,210,000
     Dedicated transport services......               2,432,000               1,850,000
     Product and services..............               2,468,000               2,699,000
     Other.............................                 548,000                 646,000
                                              -----------------       -----------------
                                              $      38,162,000       $      33,204,000
                                              =================       =================

                                                       Six Month Periods Ended
                                              ----------------------------------------
                                               June 30, 2001             June 30, 2000
                                              -----------------       ----------------
     Local services....................       $      59,771,000       $      46,259,000
     Long distance service.............               7,126,000               8,134,000
     Dedicated transport services......               4,779,000               3,527,000
     Product and services..............               5,471,000               4,458,000
     Other.............................               1,076,000               1,218,000
                                              -----------------       -----------------
                                              $      78,223,000       $      63,596,000
                                              =================       =================

18.  Subsequent Events

     In August 2001, the Company announced certain business initiatives in response to current market conditions including suspension of its expansion plans in certain states, exiting of certain lower margin services and undertaking certain cost reduction initiatives. These cost reduction initiatives are expected to result in one-time charges of between $2.0 and $4.0 million during the third quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks, and as a result, our actual results may differ materially from those discussed here. These uncertainties and risks include among others, the successful execution of our expansion activities into new geographic markets on a timely and cost-effective basis; the pace at which new competitors enter our existing and planned markets; competitive responses of the Incumbent Local Exchange Carriers; execution of interconnection agreements with Incumbent Local Exchange Carriers on terms satisfactory to us; maintenance of our supply agreements for transmission facilities; continued acceptance of our services by new and existing customers; the outcome of legal and regulatory proceedings regarding reciprocal compensation for Internet-related calls and certain of our product offerings; the ability to attract and retain talented employees; the effective management of our working capital including investments, accounts receivables and inventory; replacements or upgrades of our technology and equipment that becomes obsolete; management of administrative, technical or operational issues presented by our acquisitions and expansions; prevention of interruption of services from system failures or power outages; and our ability to successfully access markets, install switching electronics, and obtain the use of leased fiber transport facilities and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory term and conditions, as well as regulatory, legislative and judicial developments that could cause actual results to differ materially from the future results indicated, expressed, or implied, in such forward-looking statements. These and other factors are discussed in our Prospectus dated November 3, 1999, and in our annual report as of December 31, 2000, on Form 10-K as filed with the Securities and Exchange Commission (SEC).

Overview

     Pac-West Telecomm, Inc. is a provider of integrated communications services in the western United States. Our customers include Internet service providers
(ISPs), small and medium-sized businesses and enhanced communications service providers, many of which are communications intensive users. Our predecessor, also known as Pac-West Telecomm, Inc., began selling office phone systems in 1980 and reselling long distance service to small and medium businesses and residential customers in 1982. Beginning in 1986, our predecessor began offering paging and telephone answering services to its customers. Effective September 30, 1996, our predecessor transferred its telephone and answering service divisions to us. Prior to September 30, 1996, we did not conduct any operations and, since that time, we have disposed of the answering service division and have focused our business strategy on operating as a provider of integrated communications services.

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

     For the three month periods ended June 30, 2001 and 2000, recognizing compensation from other communications companies for completing their customers' calls only to the extent such compensation was actually received in cash or when collectibility was reasonably assured, we had net revenues of approximately $38.2 million and $33.2 million, respectively, EBITDA (earnings before interest, net, income taxes, depreciation and amortization, income or loss on asset dispositions and cumulative effect of change in accounting principle) of approximately $6.1 million and $10.4 million, respectively and net income (loss) of $(3.6) million and $1.3 million, respectively.

     For the six month periods ended June 30, 2001 and 2000, recognizing compensation from other communications companies for completing their customers' calls only to the extent such compensation was actually received in cash or when collectibility was reasonably assured, we had net revenues of approximately $78.2 million and $63.6 million, respectively, EBITDA of approximately $16.3 million and $20.7 million, respectively, and income (loss) before cumulative effect of change in accounting principle of $(4.1) million and $3.5 million, respectively.

     As of June 30, 2001, we had 233,368 lines in service, a 54% increase from lines in service as of June 30, 2000. For the quarter ended June 30, 2001 our minutes of use were 6.3 billion, an increase of 11% over the second quarter of 2000. For the six month period ended June 30, 2001 our minutes of use were 12.9 billion, an increase of 17% over the same period in 2000.

     In the third quarter of 2001, we intend to implement various business initiatives that are designed to improve our processes, productivities, capital utilization, cost structures and profit margins. In response to current market conditions, we intend to begin initiatives to: suspend expansion into Idaho and New Mexico and maintain our presence in the seven western states; exit low-margin businesses such as COAM (customer owned and maintained equipment) and residential resale; and, undertake certain cost reduction initiatives. We expect these initiatives will result in a combined reduction of operating expenses and selling, general and administrative expenses of at least $3.0 million per quarter by the first quarter of 2002. These cost reduction initiatives are expected to result in one-time charges of between $2.0 and $4.0 million during the third quarter of 2001. No assurance can be made that any of these actions will improve our financial results at any time in the future.

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

     A substantial portion of our revenues is derived from reciprocal compensation paid by incumbent local exchange carriers with which we have interconnection agreements. Reciprocal compensation revenues increased significantly in recent fiscal quarters as a result of increasing inbound call volume from our Internet service providers and other customers. For the quarters ended June 30, 2001 and 2000, recorded reciprocal compensation accounted for approximately 42% and 45%, respectively, of our revenues. For the six month periods ended June 30, 2001 and 2000, recorded reciprocal compensation accounted for approximately 42% and 46%, respectively, of our revenues.

     As recently as fiscal year 1999, two incumbent local exchange carriers with which we have interconnection agreements, Pacific Bell and GTE (now called Verizon), refused to pay that portion of reciprocal compensation due under their interconnection agreements that they estimated was the result of inbound calls terminating to ISPs. These incumbent local exchange carriers contended that such ISP calls are not local calls within the meaning of their respective interconnection agreements and claimed that no reciprocal compensation was therefore payable. While these incumbent local exchange carriers have been paying us the full amount of our reciprocal compensation billings since the latter half of 1999, some of these payments may be subject to a reservation of rights to appeal, contest or seek subsequent reimbursement of amounts previously paid by them for reciprocal compensation.

     We expect that reciprocal compensation will continue to represent a significant portion of our revenues in the future, however recorded reciprocal compensation as a percentage of revenues is declining and may continue to decline. We are currently negotiating and implementing new interconnection agreements and the terms of the related reciprocal compensation. The per minute reciprocal compensation rate we receive from Pacific Bell under our current agreement is significantly lower than it was under our previous agreement. Based on current market conditions, we expect the per minute reciprocal compensation rate will continue to decline from historic rates under interconnection agreements in the future. Further, as discussed in Note 16 to the accompanying unaudited condensed consolidated financial statements, to the extent that the April 27, 2001 federal regime for intercarrier compensation for ISP-bound traffic applies to the Company and is adopted by incumbent local exchange carriers exchanging traffic with the Company, reciprocal compensation or intercarrier compensation rates will continue to decline for the foreseeable future. It is not possible to estimate the impact of the April 27, 2001 FCC regime at this time, however, as currently drafted, and if adopted by incumbent local exchange carriers, the impact of the regime on the Company's future reciprocal compensation rates would be significant. Additionally, some incumbent local exchange carriers may withhold payment of disputed amounts pending settlement of implementation issues. In particular, Verizon, formerly known as GTE, has taken the position that it has properly implemented the FCC's Order on Remand, and that this unilateral action modifies the current interconnection agreement between the Company and Verizon, and has therefore withheld payment of portions of invoices submitted by the Company for calls after June 13, 2001. The Company has disputed this assertion, and the dispute will likely be resolved through expedited procedures before the California PUC. See Footnote 16 to the accompanying unaudited condensed consolidated financial statements.

     Operating Costs. Operating costs are comprised primarily of leased transport charges, usage charges for long distance and intrastate calls and, to a lesser extent, reciprocal compensation related to calls that originate with a Pac-West customer and terminate on the network of an incumbent local exchange carrier or other competitive local exchange carrier. Our leased transport charges are the lease payments we incur for the transmission facilities used to connect our customers to our switches and to connect to the incumbent local exchange carrier and other competitive local exchange carrier networks. Our strategy of leasing rather than building our own transport facilities results in our operating costs being a significant component of total costs. As we continued to make significant investments in our network infrastructure during 2000 and the first six months of 2001 to accommodate anticipated growth of our communications services, our operating expenses as a percentage of revenues have continued to grow. For the three month periods ended June 30, 2001 and 2000, operating expenses were 37% and 30%, respectively, of revenues. For the six month periods ended June 30, 2001 and 2000, operating expenses were 34% and 31%, respectively, of revenues. However, in response to a slowing economy and a focused drive towards optimizing our cost structure, in the third quarter of 2001 we intend to undertake certain cost reduction initiatives that are designed to increase capital utilization and network efficiencies and thus intended to reduce our operating expenses.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses include network development, administration and maintenance costs, selling and marketing, customer service, provisions for doubtful accounts, information technology, billing, corporate administration and personnel. In accordance with our efforts to optimize our cost structure we intend to reduce our selling, general and administrative expenses as a result of various initiatives that we intend to begin in the third quarter of 2001, including, but not limited to, a workforce reduction. During the three month period ended June 30, 2001, we did not replace a majority of positions that became vacant and thus decreased our headcount by 44 employees from March 31, 2001.

Quarterly Operating and Statistical Data:

     The following tables summarize the results of operations as a percentage of revenues for the three and six month periods ended June 30, 2001 and 2000. The following data should be read in conjunction with the unaudited condensed financial statements and notes thereto included elsewhere in this report:


                                                              Three Month Period Ended June 30,
                                                                 2001                2000
                                                         ---------------       -----------------
Consolidated Statements of Operations Data:                              (unaudited)
Revenue............................................               100.0%                  100.0%
Costs of sales and operating costs.................                37.2%                   30.2%
Selling, general and administrative expenses.......                46.7%                   38.6%
Depreciation and amortization expenses.............                22.8%                   14.6%
Income (loss) from operations......................               (6.7)%                   16.6%
Net income (loss)..................................               (9.5)%                    4.0%



                                                              Six Month Period Ended June 30,
                                                                 2001                2000
                                                         ---------------       -----------------
Consolidated Statements of Operations Data:                              (unaudited)

Revenue............................................               100.0%                  100.0%
Costs of sales and operating costs.................                34.3%                   31.3%
Selling, general and administrative expenses.......                44.8%                   36.2%
Depreciation and amortization expenses.............                20.4%                   14.1%
Income from operations.............................                 0.5%                   18.4%
Net income (loss)..................................               (5.3)%                    3.2%

     The following table sets forth unaudited statistical data for each of the specified quarters of 2000 and 2001. The statistical data for any quarter is not necessarily indicative of results for any future period.


                                                                         Quarter Ended (unaudited)
                                                                   2000                             2001
                                                     ---------------------------------------------------------------------
                                                      Mar. 31      Jun. 30    Sept. 30    Dec. 31     Mar. 31      Jun. 30
                                                     ---------------------------------------------------------------------
Ports equipped.................................        460,800     518,400     576,000     672,000     672,000     672,000
Lines sold to date.............................        135,143     164,800     181,045     198,980     240,393     246,543
Lines in service to date.......................        124,340     151,957     169,050     185,524     229,171     233,368
Estimated data lines (% of installed
       lines)..................................             72%         77%         75%         83%         75%         73%
Lines on switch %..............................             94%         96%         94%         93%         92%         91%
Internet service provider and
       enhanced communications
       service provider customer lines
       collocated..............................             84%         88%         76%         80%         81%         81%
Quarterly minutes of use switched
       (in millions)...........................          5,387       5,653       6,140       6,487       6,583       6,290

Metropolitan statistical areas served..........             26          27          27          29          30          30
Capital expenditures (in thousands)............       $ 11,610    $ 43,518    $ 16,292    $ 42,228    $ 20,149    $  9,504
Employees (consolidated).......................            482         551         629         693         689         645

Three Month Period Ended June 30, 2001 Compared to the Three Month Period Ended June 30, 2000:

     Net income (loss) for the three month periods ended June 30, 2001 and 2000 was $(3.6) million and $1.3 million, respectively. Although revenues increased between periods, our revenues were more than offset by increased operating costs, selling, general and administrative expenses, and depreciation and amortization expenses incurred to accommodate anticipated growth.

     Consolidated revenues for the three month period ended June 30, 2001 increased $5.0 million to $38.2 million from $33.2 million for the same period ended in 2000. The increase in revenues was primarily attributed to an increase of $1.0 million in paid local interconnection revenues, an increase of $0.4 million in switched access charges, an increase of $3.1 million and $0.8 million in recurring charges and installation charges billed directly to wholesale markets and business customers, respectively, a decrease of $0.6 million in local and long distance usage revenues, an increase of $0.6 million in dedicated transport revenues and a decrease of $0.2 million in product and service revenues.

     In 2000, we increased the capacity of our switching facilities in Los Angeles, Oakland and Stockton, California and completed new switching facilities in, or near, Phoenix, Arizona, Denver, Colorado and Salt Lake City, Utah. As a result of additional switching facilities, increased utilization of expanded switch capacities and acquisitions completed during 2000, our revenues for the three month period ended June 30, 2001 increased 15% from the same period ended in 2000. Additionally, we increased the number of access lines to small and medium-sized businesses and residential resale customers to approximately 62,000 lines as of June 30, 2001, an increase of 80% from the same period ended in 2000. The Company attributes this growth to continued strong demand from customers for bundled communications services.

     The total number of access lines in service increased 54% to 233,368 as of June 30, 2001 from 151,957 as of June 30, 2000. Billable minutes of use were 6.3 billion in the second quarter of 2001, up 11% from 5.7 billion in the second quarter of 2000.

     The number of inbound local calls and the minutes subject to reciprocal compensation revenues in accordance with interconnection agreements both increased 11% for the three month period ended June 30, 2001 over the same period ended 2000, respectively. The effect of the increases in inbound local calls and minutes resulted in a $1.0 million, or 7%, increase in paid interconnection revenues for the three month period ended June 30, 2001 over the corresponding period in 2000. Additionally, revenues from switched access charges increased $0.4 million, or 53%, from the same period ended in 2000.

     Direct billings to wholesale markets increased during the three month period ended June 30, 2001 from the same period in 2000 by $3.1 million, or 45%. Lines in service to this market increased from approximately 117,500 lines at June 30, 2000 to approximately 171,300 lines in service at June 30, 2001, an increase of 46%.

     Direct billings to small and medium-sized business customers and residential resale customers increased significantly to approximately 62,000 lines in service at June 30, 2001 from approximately 34,500 lines in service at June 30, 2000, an increase of 80%.

     Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased $0.6 million during the three month period ended June 30, 2001 from the same period ended in 2000. Although total minutes billed to customers increased between periods, the average rate per minute charged to customers declined as the mix between local and long distance calls made by customers changed during these periods. During the three month period ended June 30, 2001, 43% of minutes billed to customers were charges for local minutes compared to 26% in the same period ended 2000.

     Our consolidated operating costs for the three month period ended June 30, 2001 increased $4.2 million to $14.2 million from $10.0 million for the corresponding period in 2000. The increase in operating costs was primarily due to an increase in network operations associated with a higher level of telecommunications activity. In addition, we continued to make significant investments in our network infrastructure during 2000 and the first six months of 2001 to accommodate anticipated growth of our communications services.

     Our consolidated selling, general and administrative expenses for the three month period ended June 30, 2001 increased $5.0 million to $17.8 million from $12.8 million for the corresponding period in 2000. As expected, we incurred significant selling and marketing costs in connection with our efforts to expand our operations and establish ourselves in markets before switches become operational and generate revenue. The increase in selling, general and administrative expenses between periods was primarily due to an increase in headcount between periods. From June 30, 2000 to June 30, 2001 we added additional employees including; 42 network employees; 29 service technicians; 8 customer service representatives; and 15 employees in other departments including administrative and information technology functions. The total number of Pac-West employees increased from 551 at June 30, 2000 to 645 at June 30, 2001. In addition, selling, general and administrative expenses for the quarter ended June 30, 2001 include approximately $1.0 million of provision for doubtful accounts, an increase of $0.8 million from the same quarter ended 2000. Selling, general and administrative expenses were 47% and 39% of revenues for the three month periods ended June 30, 2001 and 2000, respectively.

     Our consolidated depreciation and amortization expense for the three month period ended June 30, 2001 increased $3.9 million to $8.7 million from $4.8 million for the same period in 2000. Depreciation and amortization as a percentage of revenues increased to 23% for the quarter ended June 30, 2001 from 15% from the same period ended 2000. The increase in depreciation and amortization expense is primarily due to additional depreciation expense incurred on purchases of equipment between periods. During the twelve month period ended June 30, 2001 the Company purchased an additional $88.2 million of property and equipment.

     Our consolidated interest expense for each of the three month periods ended June 30, 2001 and 2000 was $4.7 million. Interest expense over these two periods is primarily related to the $150 million senior notes issued on January 29, 1999, including amortization of related deferred financing costs associated with the offering over a period of ten years. Interest expense was net of amounts capitalized of $0.7 million and $0.6 million for the three months ended June 30, 2001 and 2000, respectively.

     The Company's effective income tax rates for the three month periods ended June 30, 2001 and 2000 reflect the applicable federal and state statutory income tax rates along with the tax impact of the non-deductibility of certain acquisition related amortization and deferred stock compensation. For the three month periods ended June 30, 2001 and 2000, the Company's effective income tax rate was 36% and 49%, respectively.


Six Month Period Ended June 30, 2001 Compared to the Six Month Period Ended June 30, 2000:

     Income (loss) before cumulative effect of change in accounting principle for the six month periods ended June 30, 2001 and 2000 was $(4.1) million and $3.5 million, respectively. Although revenues increased between periods, our revenues were more than offset by increased operating costs, selling, general and administrative expenses, and depreciation and amortization expenses incurred to accommodate anticipated growth.

     Consolidated revenues for the six month period ended June 30, 2001 increased $14.6 million to $78.2 million from $63.6 million for the same period ended in 2000. The increase in revenues was primarily attributed to an increase of $3.7 million in paid local interconnection revenues, an increase of $1.3 million in switched access charges, an increase of $7.4 million and $1.8 million in recurring charges and installation charges billed directly to wholesale markets and business customers, respectively, a decrease of $0.8 million in local and long distance usage revenues, an increase of $1.3 million in dedicated transport revenues and an increase of $1.0 million in product and service revenues.

     In 2000, we increased the capacity of our switching facilities in Los Angeles, Oakland and Stockton, California and completed new switching facilities in, or near, Phoenix, Arizona, Denver, Colorado and Salt Lake City, Utah. As a result of additional switching facilities, increased utilization of expanded switch capacities and acquisitions completed during 2000, our revenues for the six month period ended June 30, 2001 increased 23% from the same period ended in 2000. Additionally, we increased the number of access lines to small and medium-sized businesses and residential resale customers to approximately 62,000 lines as of June 30, 2001, an increase of 80% from the same period ended in 2000. The Company attributes this growth to continued strong demand from customers for bundled communications services.

     The total number of access lines in service increased 54% to 233,368 as of June 30, 2001 from 151,957 as of June 30, 2000. Billable minutes of use were
12.9 billion in the first six months of 2001, up 17% from 11.0 billion minutes billed during the same six month period ended 2000.

     The number of inbound local calls and the minutes subject to reciprocal compensation revenues in accordance with interconnection agreements increased 12% and 16% for the six month period ended June 30, 2001 over the same period ended 2000, respectively. The effect of the increases in inbound local calls and minutes resulted in a $3.7 million, or 13%, increase in paid interconnection revenues for the six month period ended June 30, 2001 over the corresponding period in 2000. Additionally, revenues from switched access charges increased $1.3 million, or 78%, from the same period ended in 2000.

     Direct billings to wholesale markets increased during the six month period ended June 30, 2001 from the same period in 2000 by $7.4 million, or 59%. Lines in service to this market increased from approximately 117,500 lines at June 30, 2000 to approximately 171,300 lines in service at June 30, 2001, an increase of 46%.

     Direct billings to small and medium-sized business customers and residential resale customers increased to approximately 62,000 lines in service at June 30, 2001 from approximately 34,500 lines in service at June 30, 2000, an increase of 80%.

     Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased $0.8 million during the six month period ended June 30, 2001 from the same period ended in 2000. Although total minutes billed to customers increased between periods, the average rate per minute charged to customers declined as the mix between local and long distance calls made by customers changed during these periods. During the six month period ended June 30, 2001, 43% of minutes billed to customers were charges for local minutes compared to 25% in the same period ended 2000.

     Our consolidated operating costs for the six month period ended June 30, 2001 increased $6.9 million to $26.8 million from $19.9 million for the corresponding period in 2000. The increase in operating costs was primarily due to an increase in network operations associated with a higher level of telecommunications activity. In addition, we continued to make significant investments in our network infrastructure during 2000 and the first six months of 2001 to accommodate anticipated growth of our communications services.

     Our consolidated selling, general and administrative expenses for the six month period ended June 30, 2001 increased $12.0 million to $35.0 million from $23.0 million for the corresponding period in 2000. As expected, we incurred significant selling and marketing costs in connection with our efforts to expand our operations and establish ourselves in markets before switches become operational and generate revenue. The increase in selling, general and administrative expenses between periods was primarily due to an increase in headcount between periods. From June 30, 2000 to June 30, 2001 we added additional employees including; 42 network employees; 29 service technicians; 8 customer service representatives; and 15 employees in other departments including administrative and information technology functions. The total number of Pac-West employees increased from 551 at June 30, 2000 to 645 at June 30, 2001. In addition, selling, general and administrative expenses for the six month period ended June 30, 2001 include approximately $1.4 million of provision for doubtful accounts, an increase of $0.9 million from the same six month period ended 2000. Selling, general and administrative expenses were 45% and 36% of revenues for the six month periods ended June 30, 2001 and 2000, respectively.

     Our consolidated depreciation and amortization expense for the six month period ended June 30, 2001 increased $7.0 million to $16.0 million from $9.0 million for the same period in 2000. Depreciation and amortization as a percentage of revenues increased to 20% for the six month period ended June 30, 2001 from 14% from the same period ended 2000. The increase in depreciation and amortization expense is primarily due to additional depreciation expense incurred on purchases of equipment between periods. During the twelve month period ended June 30, 2001 the Company purchased an additional $88.2 million of property and equipment.

     Our consolidated interest expense for the six month periods ended June 30, 2001 and 2000 was $9.4 million and $9.3 million, respectively. Interest expense over these two periods is primarily related to the $150 million senior notes issued on January 29, 1999, including amortization of related deferred financing costs associated with the offering over a period of ten years. Interest expense was net of amounts capitalized of $1.3 million for each of the six month periods ended June 30, 2001 and 2000.

     The Company's effective income tax rates for the six month periods ended June 30, 2001 and 2000 reflect the applicable federal and state statutory income tax rates along with the tax impact of the non-deductibility of certain acquisition related amortization and deferred stock compensation. For the six month periods ended June 30, 2001 and 2000, the Company's effective income tax rate was 33% and 46%, respectively.

Liquidity and Capital Resources:

     Net cash provided by operating activities was $9.5 million for the six month period ended June 30, 2001 as compared to $37.0 million for the same period ended in 2000. On June 30, 2000 the Company entered into an Indefeasible Right of Use (IRU) agreement to acquire dedicated fiber optics circuits at a price of approximately $23 million. This price was factored into the $37.0 million of net cash provided by operating activities for the six month period ended June 30, 2000. (See Note 13 in the accompanying condensed financial statements). Other differences between years are primarily attributable to a decrease in operating income and a decrease in accounts payable partially offset by an income tax refund of $2.0 million received in the first quarter of 2001.

     Net cash used in investing activities was $3.9 million for the six month period ended June 30, 2001 as compared to $64.9 million for the same period ended in 2000. During the six month period ended June 30, 2001, the Company invested $27.7 million, excluding $2.0 million of equipment being financed under a capital lease, in new switching and related equipment as compared to $55.1 million during the same period ended in 2000. Investments in equipment in 2000 included the $23 million for the IRU referenced above. Additionally, during the six month period ended June 30, 2000 the Company paid $9.6 million to acquire Napa Telecom and Installnet. Cash used to purchase equipment in the first six months of 2001 was offset by net redemptions of short-term investments to cover operating requirements.

     Net cash provided (used) by financing activities was $8.6 million for the six month period ended June 30, 2001 as compared to $(0.1) million for the same period ended in 2000. In June 2001, we borrowed $10.0 million against our senior credit facility. These proceeds were partially offset by principle payments on our capital leases of $1.6 million.

     The local telecommunications services business is capital intensive. Our operations have required, and will continue to require, substantial capital investment for the design, acquisition, construction and implementation of our network. Capital expenditures, including amounts financed under capital leases, were $29.7 million for the first six months of 2001, and $113.6 million for the year ended December 31, 2000. Our business plan, as currently contemplated, anticipates additional capital expenditures, excluding acquisitions, of approximately $20 million during the balance of 2001. The actual cost of these additional capital expenditures will depend on a variety of factors, including the cost of expanding our Network to the extent such expenditures are made. Accordingly, our actual capital requirements may exceed, or fall below, the amounts described above.

     Our senior credit facility, which expires in June 2002, provides for maximum borrowings of up to $40.0 million for working capital and other general corporate purposes, and bears interest, at our option, at: (1) the Base Rate, as defined in our senior credit facility; or (2) the LIBOR rate, as defined in our senior credit facility plus between 2.25% and 3.5%. As of June 30, 2001, there was $10 million outstanding under this facility at a borrowing rate of approximately 6.09%. Borrowings under our senior credit facility are secured by substantially all of our assets.

     In 2000 and 2001, the Company secured a lease facility of up to $40.0 million to be used exclusively for the acquisition of networking products and related services manufactured by Cisco Systems, Inc. As of June 30, 2001, the Company has purchased approximately $23.3 million of networking products under this facility, which is being accounted for as a capital lease.

     Our principal sources of funds for the balance of 2001 are anticipated to be obtained from current cash and short-term investment balances, cash flows from operating activities, and if necessary, borrowings under the senior credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to fund our business plan for at least the next twelve months. No assurance can be given, however, that this will be the case. The foregoing statements do not take into account additional acquisitions, which, if made, are expected to be funded through a combination of cash and equity. Depending upon our rate of growth and profitability, and/or if we pursue any significant acquisitions, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At June 30, 2001 we had $150 million of fixed rate notes outstanding, and consequently we currently have no risk exposure associated with increasing interest rates on our debt. In addition, we have a line of credit which may, at our option, have a variable interest rate tied to LIBOR. As of June 30, 2001 we have drawn $10 million against our line of credit at a rate of %6.09 based upon LIBOR. Additionally, we are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. Substantially all of our investments in cash equivalents and short-term investments are in money market funds that hold short-term investment grade commercial paper, treasury bills or other U.S. government obligations. Currently this reduces our exposure to long-term interest rate changes. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $90.7 million of cash equivalents and short-term investments at June 30, 2001 by approximately $0.9 million.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Shareholders was held on June 12, 2001. The following proposals were adopted by the margins indicated:

     1. To elect three members of our Board of Directors to hold office for a term of three years.

                                               Number of Shares
                                        For                    Withheld
                                        ---                    --------
          Mark S. Fowler                31,912,465              94,571
          Robert C. Morrison            31,819,849             187,187
          Jagdish N. Sheth              31,911,974              95,062

     2. To ratify the appointment of Arthur Andersen LLP as our independent public accountants for the fiscal year ending December 31, 2001.

          For                                   31,937,736
          Against                                   41,669
          Abstain                                   27,631

ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          The following exhibits are filed in connection with Item 601 of Regulation S-K:

               Exhibit
               Number              Description
               ------              -----------

               10.23(c) Loan and Security Agreement dated July 15, 1999, as amended and restated as of May 1, 2001, between Pac-West Telecomm, Inc., Union Bank of California and other lenders as designated.

               10.55 Agreement for Local Wireline Network Interconnection and Service Resale Between AT&T Corp. and U.S. West Communications, Inc. for the State of Idaho dated July 27, 1998.

               10.56 Letter Agreement between Qwest Corporation (f/k/a U.S. West Communications, Inc.) and Pac-West Telecom, Inc. for the State of Idaho, dated October 2, 2000.

               10.57 Agreement for Local Wireline Network Interconnection and Service Resale Between AT&T Communications of the Mountain States, Inc. and U.S. West Communications, Inc. for the State of Utah, dated June 28, 1998.

               10.58 Letter Agreement between Qwest Corporation (f/k/a U.S. West Communications, Inc.) and Pac-West Telecom, Inc. for the State of Utah, dated October 2, 2000.

               10.43(b) Amendment No 1 to IRU Agreement dated May 15, 2001, between Pac-West Telecomm, Inc. and Qwest Communications Corporation.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.


Note:  ITEMS 2, 3, and 5 are not applicable and have been omitted.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2001.



                                              PAC-WEST TELECOMM, INC.

                                              /s/ Richard E. Bryson
                                              -----------------------------
                                              Richard E. Bryson
                                              Chief Financial Officer
                                              (Principal Financial Officer)







                                              /s/ Dennis V. Meyer
                                              ------------------------------
                                              Dennis V. Meyer
                                              Vice President-Finance
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX


      Exhibit
      Number               Description
      -------              -----------

     10.23(c) Loan and Security Agreement dated July 15, 1999, as amended and restated as of May 1, 2001, between Pac-West Telecomm, Inc., Union Bank of California and other lenders as designated.

     10.55 Agreement for Local Wireline Network Interconnection and Service Resale Between AT&T Corp. and U.S. West Communications, Inc. for the State of Idaho dated July 27, 1998.

     10.56            Letter Agreement between Qwest Corporation (f/k/a U.S.
                      West Communications, Inc.) and Pac-West Telecom, Inc. for the State of Idaho, dated October 2, 2000.

     10.57 Agreement for Local Wireline Network Interconnection and Service Resale Between AT&T Communications of the Mountain States, the State of Utah, dated June 28, 1998.

     10.58            Letter Agreement between Qwest Corporation (f/k/a U.S.
                      West Communications, Inc.) and Pac-West Telecom, Inc. for the State of Utah, dated October 2, 2000.

     10.43(b) Amendment No 1 to IRU Agreement dated May 15, 2001, between Pac-West Telecomm, Inc. and Qwest Communications Corporation.