Form 10-Q
period 2001-09-30
PAC-WEST TELECOMM INC
filed 2001-11-13
CIK 1071598

==============================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [___]

As of October 31, 2001, the Company had an aggregate of 36,104,841 shares of common stock issued and outstanding.

==============================================================================================

                             PAC-WEST TELECOMM, INC.

                                Table of Contents


                                                                                                 PAGE
                                                                                                 ----
PART I                      FINANCIAL INFORMATION
     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets (Unaudited) - September 30, 2001
               and December 31, 2000...............................................................3
             Condensed Consolidated Statements of Operations and Comprehensive
               Income (Loss) (Unaudited) - Three and nine month periods ended
               September 30, 2001 and 2000.........................................................4
             Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine
               month periods ended September 30, 2001 and 2000.....................................5
             Notes to Unaudited Condensed Consolidated Financial Statements........................6

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations..........................................................17

     Item 3. Quantitative and Qualitative Disclosures About Market Risks..........................27


PART II                       OTHER INFORMATION

     Item 1.  Legal Proceedings...................................................................28
     Item 6.  Exhibits and Reports on Form 8-K....................................................28


SIGNATURES........................................................................................29


                                                   PART I

ITEM 1. FINANCIAL STATEMENTS

                                           PAC-WEST TELECOMM, INC.

                              Condensed Consolidated Balance Sheets (Unaudited)

                                                   ASSETS

                                                                     September 30, 2001     December 31, 2000
                                                                     ------------------     ------------------
Current Assets:
      Cash and cash equivalents                                       $     61,968,000       $    56,675,000
      Short-term investments                                                16,433,000            43,904,000
      Trade accounts receivable, net of allowances of
        $3,126,000 at September 30, 2001 and $3,003,000
        at December 31, 2000                                                16,266,000            19,106,000
      Accounts receivable from related parties                                  22,000                34,000
      Income taxes receivable                                                1,448,000             2,257,000
      Inventories                                                            2,668,000             4,272,000
      Prepaid expenses and other current assets                              2,687,000             3,482,000
      Deferred financing costs, net                                            853,000               853,000
      Deferred tax assets                                                    4,491,000             2,475,000
                                                                     ------------------     -----------------
          Total current assets                                             106,836,000           133,058,000

Property and equipment, net                                                208,051,000           201,514,000
Costs in excess of net assets of acquired businesses, net                            -            18,756,000
Other assets, net                                                            6,690,000             7,464,000
                                                                     ------------------     -----------------
          Total assets                                                $    321,577,000       $   360,792,000
                                                                     ==================     =================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Current portion of notes payable                                $              -       $        16,000
      Current obligations under capital leases                               7,749,000             5,852,000
      Borrowings under senior credit facility                               10,000,000                     -
      Accounts payable                                                      14,495,000            18,681,000
      Accrued payroll and related expenses                                   2,928,000             3,872,000
      Accrued interest on Senior Notes                                       3,375,000             8,437,000
      Other accrued liabilities                                              7,957,000             6,028,000
      Fiber IRU liability                                                   17,240,000            17,240,000
                                                                     ------------------     -----------------
          Total current liabilities                                         63,744,000            60,126,000
Senior Notes                                                               150,000,000           150,000,000
Capital leases, less current portion                                        12,358,000            15,459,000
Deferred revenues, less current portion                                        756,000               735,000
Deferred income taxes                                                        5,883,000            14,715,000
                                                                     ------------------     -----------------
          Total liabilities                                                232,741,000           241,035,000
Commitments and Contingencies
Stockholders' Equity:
      Common stock, $.001 par value; 100,000,000 shares
        authorized 36,104,841 and 35,948,549 shares issued and
        outstanding at September 30, 2001 and December 31, 2000,
        respectively                                                            36,000                36,000
      Additional paid-in capital                                           183,384,000           183,568,000
      Note receivable from stockholder                                        (200,000)             (200,000)
      Retained deficit                                                     (94,173,000)          (63,280,000)
      Accumulated other comprehensive income                                     4,000               277,000
      Deferred stock compensation                                             (215,000)             (644,000)
                                                                     ------------------     -----------------
          Total stockholders' equity                                        88,836,000           119,757,000
                                                                     ------------------     -----------------
          Total liabilities and stockholders' equity                  $    321,577,000       $   360,792,000
                                                                     ==================     =================


         See notes to these condensed consolidated financial statements.


                                           PAC-WEST TELECOMM, INC.
                               Condensed Consolidated Statements of Operations
                                 and Comprehensive Income (Loss) (Unaudited)

                                               Three Month Period Ended             Nine Month Period Ended
                                            --------------------------------    -------------------------------
                                            Sept. 30, 2001    Sept. 30, 2000    Sept. 30, 2001   Sept. 30, 2000
                                            --------------    --------------    --------------   --------------
Revenues                                      $ 35,521,000     $ 36,270,000      $113,744,000     $ 99,865,000
                                              ------------     ------------      ------------     ------------
Operating costs                                 16,471,000       10,826,000        43,305,000       30,723,000
Selling, general and administrative
  expenses                                      16,532,000       14,587,000        51,575,000       37,607,000
Depreciation and amortization expenses           9,223,000        5,774,000        25,194,000       14,752,000
Restructuring charges                            8,764,000                -         8,764,000                -
Impairment of goodwill                          16,787,000                -        16,787,000                -
                                              ------------     ------------      ------------     ------------
          Income (loss) from operations        (32,256,000)       5,083,000       (31,881,000)      16,783,000

Other Expense (Income):
      Interest expense                           5,311,000        4,818,000        14,698,000       14,354,000
      Interest income                             (770,000)      (1,790,000)       (3,650,000)      (6,059,000)
      Other income, net                            (55,000)               -           (44,000)         (18,000)
                                              ------------     ------------      ------------     ------------
          Total other expense, net               4,486,000        3,028,000        11,004,000        8,277,000
                                              ------------     ------------      ------------     ------------
          Income (loss) before provision
            (benefit) for income taxes and
            cumulative effect of change in
            accounting principle               (36,742,000)       2,055,000       (42,885,000)       8,506,000

Provision (benefit) for income taxes            (9,958,000)       1,064,000       (11,992,000)       4,036,000
                                              ------------     ------------      ------------     ------------
          Income (loss) before cumulative
            effect of change in accounting
            principle                          (26,784,000)         991,000       (30,893,000)       4,470,000

Cumulative effect of change in accounting
  principle, net of income tax benefit of
  $943,000                                               -                -                 -       (1,415,000)
                                              ------------     ------------      ------------     ------------
          Net income (loss) applicable to
            common shareholders               $(26,784,000)    $    991,000      $(30,893,000)    $  3,055,000
                                              ============     ============      ============     ============

Income (loss) per share before cumulative
  effect of change in accounting principle:
          Basic                               $      (0.74)    $       0.03      $      (0.86)    $       0.12

          Diluted                             $      (0.74)    $       0.03      $      (0.86)    $       0.12

Loss per share from cumulative effect of
  change in accounting principle:
          Basic                               $          -     $          -      $          -     $      (0.04)

          Diluted                             $          -     $          -      $          -     $      (0.04)

Net income (loss) per share:

          Basic                               $      (0.74)    $       0.03      $      (0.86)    $       0.09

          Diluted                             $      (0.74)    $       0.03      $      (0.86)    $       0.08

Basic weighted average shares outstanding       36,103,929       35,878,204        36,042,193       35,804,098

Diluted weighted average shares
  outstanding                                   36,103,929       37,595,140        36,042,193       37,656,095

Comprehensive income (loss):
      Net income (loss)                       $(26,784,000)    $    991,000      $(30,893,000)    $  3,055,000
      Change in accumulated other
        comprehensive income                       (12,000)         221,000          (273,000)          41,000
                                              ------------     ------------      ------------     ------------
          Comprehensive income (loss)         $(26,796,000)    $  1,212,000      $(31,166,000)    $  3,096,000
                                              ============     ============      ============     ============

         See notes to these condensed consolidated financial statements.

                             PAC-WEST TELECOMM, INC.

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                              Nine Month Period Ended
                                                                      -----------------------------------------
                                                                        Sept. 30, 2001         Sept. 30, 2000
                                                                      ------------------     ------------------
Operating Activities:
      Income (loss) before cumulative effect of change in
      accounting principle                                             $    (30,893,000)      $      4,470,000
      Adjustments to reconcile income (loss) before cumulative
      effect of change in accounting principle to net cash
      provided by operating activities:
          Depreciation and amortization                                      25,194,000             14,752,000
          Impairment of enterprise goodwill                                  16,787,000                      -
          Non-cash restructuring charges                                      5,000,000                      -
          Amortization of deferred financing costs                              652,000                640,000
          Amortization of deferred stock compensation                            58,000                198,000
          Interest earned on restricted cash                                          -                (38,000)
          Provision for doubtful accounts                                     2,432,000                570,000
          Provision for inventory                                               550,000                      -
          Gain on disposal of property                                          (44,000)               (18,000)
          Deferred income tax provision                                     (11,992,000)             2,278,000
          Changes in operating assets and liabilities, net of
          acquisitions
              Accounts receivable                                               420,000             (6,967,000)
              Income taxes receivable                                         1,953,000                      -
              Inventories                                                     1,054,000               (917,000)
              Prepaid expenses and other current assets                         795,000               (625,000)
              Other assets                                                       (2,000)              (244,000)
              Accounts payable and accrued liabilities                       (3,180,000)            15,688,000
              Accrued interest on Senior Notes                               (5,062,000)            (5,060,000)
              Income taxes payable                                                    -               (494,000)
                                                                      ------------------     ------------------
                Net cash provided by operating activities                     3,722,000             24,233,000
                                                                      ------------------     ------------------
Investing activities:
      Purchase of property and equipment                                    (32,808,000)           (71,420,000)
      Proceeds from disposal of property and equipment                          190,000                 29,000
      Redemption of investments, net                                         27,198,000             19,621,000
      Costs of acquisitions, net of cash received                                10,000            (11,005,000)
                                                                      ------------------     ------------------
                Net cash used in investing activities                        (5,410,000)           (62,775,000)
                                                                      ------------------     ------------------
Financing activities:
      Proceeds from stock option exercises                                      187,000                135,000
      Proceeds from borrowings under Senior Credit Facility                  10,000,000                      -
      Principal payments on capital leases                                   (3,140,000)                     -
      Payments for deferred financing costs                                     (50,000)                (2,000)
      Proceeds from repayment of note receivable from stockholder                     -                 33,000
      Principal payments on notes payable                                       (16,000)               (80,000)
                                                                      ------------------     ------------------
                Net cash provided by financing activities                     6,981,000                 86,000
                                                                      ------------------     ------------------
                Net increase (decrease) in cash and cash equivalents          5,293,000            (38,456,000)


Cash and cash equivalents:
      Beginning of period                                                    56,675,000             82,688,000
                                                                      ------------------     ------------------
      End of period                                                    $     61,968,000       $     44,232,000
                                                                      ==================     ==================



         See notes to these condensed consolidated financial statements.

                             PAC-WEST TELECOMM, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

1. Basis of Presentation:

     These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods indicated, have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of Pac-West Telecomm, Inc. (the Company) as of and for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

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

     In January 2000, the Company acquired the customer base and certain other assets of Napa Telecom, a switched-based, long distance telecommunications company, headquartered in Napa Valley, California. In February 2000, the Company acquired all of the outstanding stock of Installnet, which was headquartered in Southern California. Installnet was primarily in the business of selling and installing telecommunications equipment. In September 2000, the Company acquired the customer base and certain other assets of Baron Telecommunications, which was headquartered in Seattle, Washington. Baron Telecommunications provided telecommunications equipment to small and medium-sized businesses in Seattle and surrounding areas. Effective November 1, 2000, the Company acquired the businesses and assets of CSI, a telecommunications company located near Salt Lake City, Utah, which also was primarily in the business of selling and installing telecommunications equipment. These acquisitions were accounted for using the purchase method of accounting (see Note 4).

3. Restructuring Charges:

     In August 2001, the Company announced and approved a restructuring plan which contained certain business initiatives in response to current market conditions including suspension of its expansion plans in certain states, exiting of certain lower margin services, including residential resale and customer owned and maintained equipment (COAM), and undertaking certain cost reduction initiatives. In addition to restructuring certain product offerings, this restructuring plan includes closing our switch facility in Utah, consolidation of 6 sales offices, and a workforce reduction of approximately 200 employees. As a result of these restructuring activities, the Company recorded an $8.8 million restructuring charge in the third quarter of 2001 of which $5.0 million is related to the write-off of leasehold improvements and other equipment in Utah, which cannot be redeployed to other locations. Amounts expensed totaling $2.4 million relate to future rent payments due (net of estimated sublease payments) for abandoned premises, primarily in Utah and San Diego, which will be paid over the respective lease terms through various dates ending in fiscal year 2010. In order to estimate rent expense related to abandoned premises, the Company made certain assumptions including; (1) the time period over which the premises would remain vacant, (2) sublease terms, and (3) estimated sublease rents. In the case of the Utah switching facility, no sublease income has been estimated due to the specialized nature of this facility. As of September 30, 2001 the workforce reduction was complete. Severance payments accrued at September 30, 2001 will be paid in the fourth quarter of 2001. A remaining restructuring liability of $2.8 million is included in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2001.

     A summary of the restructuring is outlined as follows:

                                                                                             Remaining
                                                                                           Restructuring
                                                                              Cash        Liability as of
                                         Total Expense       Non-Cash        Payments      Sept. 30, 2001
                                       -------------------------------------------------------------------
   Write-off of leasehold improve-
      ments and equipment                  $5,171,000       $5,000,000       $      -         $  171,000
   Rent expense for vacated
       premises                             2,377,000                -         53,000          2,324,000
   Workforce reduction                        921,000                -        781,000            140,000
   Other charges                              295,000                -        124,000            171,000
                                       -------------------------------------------------------------------
                                           $8,764,000       $5,000,000       $958,000         $2,806,000
                                       ===================================================================

4. Impairment of Long-Lived Assets:

Property and Equipment
----------------------

       In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," the Company periodically evaluates the carrying amount of its property and equipment when events or changes in business circumstances have occurred which indicate the carrying amount of such assets may not be fully recoverable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. If the Company determines an asset has been impaired, the impairment charge is recorded based on a comparison of the net book value of the fixed assets and the discounted future cash flows resulting from the use of the assets over their average remaining useful lives.

       As a result of the Company's restructuring initiatives discussed in Note 3, the Company evaluated the carrying amount of its property and equipment in accordance with SFAS 121 and determined, based on management's best estimate, that no impairment charge was required for these assets as of September 30, 2001. This analysis required significant judgments and estimates related to, among other factors, demand for and the pricing of our services. To the extent actual market conditions differ significantly from management's estimates, the estimated fair market value of our long-lived assets could change which may result in a future impairment charge and such charge, if any, may be material.

Goodwill
--------

      In accordance with Accounting Principles Board Opinion No. 17 (APB 17), "Intangible Assets," the Company periodically evaluates the carrying amount of its enterprise-level costs in excess of net assets of acquired businesses (goodwill) when events or changes in business circumstances have occurred which indicate the carrying amount of the enterprise-level goodwill may be impaired. Determination of impairment is based on an estimate of the fair value of the goodwill using estimated discounted future cash flows. As a result of the Company's modified business plan, the Company determined its goodwill was impaired and recorded an impairment charge of $16.8 million in the third quarter of 2001. As of August 1, 2001, when the Company determined the goodwill was impaired, the Company discontinued amortizing the related goodwill. Goodwill amortization was $0.3 million and $0.7 million for the three month periods ended September 30, 2001 and 2000, respectively, and $2.0 million for each of the nine month periods ended September 30, 2001 and 2000.

5. Revenue Recognition:

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

     Revenues from the sale of telecommunications products are recognized upon installation, or if no installation is required, upon shipment. Revenues from service access agreements are recognized as the service is provided, except for reciprocal compensation generated by calls placed to ISPs connected through the Company's network. The right of competitive local exchange carriers (CLECs), such as the Company, to receive this type of compensation is the subject of numerous regulatory and legal challenges (see Note 17). Until this issue is ultimately resolved, the Company will continue to recognize reciprocal compensation as revenue when received in cash or when collectibility is reasonably assured.

6. Short-Term Investments:

     All investments with an original maturity of greater than three months from the date of acquisition are accounted for in accordance with Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. All investments as of September 30, 2001 and December 31, 2000 were classified as available-for-sale and appropriately carried at fair value. Realized gains and losses are included in interest income in the accompanying statements of operations. Differences between cost and fair value are recorded as accumulated other comprehensive income as a separate component of stockholders' equity. At September 30, 2001 and December 31, 2000, unrealized gains on investments of $4,000 and $277,000, respectively, were recorded as accumulated other comprehensive income.

7. Property and Equipment:

     Property and equipment includes network and other communications equipment, equipment under capital leases, office furniture, business software and computer equipment, vehicles, leasehold improvements and projects-in-progress. These assets are stated at cost, which includes direct costs and capitalized interest, and are depreciated once placed in service using the straight-line method. Capitalized interest of $180,000 and $583,000 was recorded during the three month periods ended September 30, 2001 and 2000, respectively, and $1,453,000 and $1,871,000 was recorded during the nine month periods ended September 30, 2001 and 2000, respectively. Depreciation expense of $8,889,000 and $4,928,000 was recorded during the three month periods ended September 30, 2001 and 2000, respectively, and $23,061,000 and $12,397,000 was recorded during the nine month periods ended September 30, 2001 and 2000, respectively. Repair and maintenance costs are expensed as incurred.

     Property and equipment as of September 30, 2001 and December 31, 2000 consist of the following:

                                                          September 30, 2001      December 31, 2000
                                                         ---------------------   ----------------------
   Network and other communications
        equipment....................................      $145,615,000               $114,325,000
    Equipment under capital leases...................        23,247,000                 21,311,000
    Office furniture.................................         2,370,000                  2,046,000
    Business software and computer equipment.........        19,804,000                 19,586,000
    Vehicles.........................................         2,025,000                  2,053,000
    Leasehold improvements...........................        30,227,000                 23,971,000
    Projects-in-progress.............................        36,604,000                 49,065,000
                                                           ------------               ------------
                                                            259,892,000                232,357,000
    Less: accumulated depreciation and amortization..        51,841,000                 30,843,000
                                                           ------------               ------------
    Property and equipment, net......................      $208,051,000               $201,514,000
                                                           ============               ============

8. Other Assets:

          As of September 30, 2001 and December 31, 2000, other assets, net consist of the following:

                                                          September 30,         December 31,
                                                              2001                 2000
                                                          -------------        -------------
    Deferred financing costs ...........................     $4,206,000        $4,808,000
    Acquisition of lease rights ........................      1,080,000         1,254,000
    Long-term portion of deferred installation costs ...        668,000           516,000
    Long-term portion of prepaid expenses and deposits .        631,000           781,000
    Employee receivable ................................        105,000           105,000
                                                             ----------        ----------
                                                             $6,690,000        $7,464,000
                                                             ==========        ==========

       Deferred financing costs primarily consist of capitalized amounts for underwriter fees, professional fees and other expenses related to the issuance and subsequent registration of the $150,000,000 Senior Notes. These deferred financing costs are being amortized on a straight-line basis (which approximates the effective interest method) over the estimated 10-year term of the notes beginning January 29, 1999. Amortization of deferred financing costs for the three month periods ended September 30, 2001 and 2000 was $226,000 and $213,000, respectively and is included within interest expense in the accompanying unaudited condensed consolidated statements of operations. Amortization for the nine month periods ended September 30, 2001 and 2000 was $652,000 and $640,000, respectively.

       During 1999, the Company purchased lease rights for additional space in its Los Angeles facility. This amount is included as acquisition of lease rights in other assets in the accompanying unaudited condensed consolidated balance sheets and is being amortized on a straight-line basis over the life of the lease, which is 81 months. Amortization expense for this facility was $54,000 and $66,000 for the three month period ended September 30, 2001 and 2000, respectively, and is included within amortization expense in the accompanying unaudited condensed consolidated statements of operations. Amortization for the nine month periods ended September 30, 2001 and 2000 was $174,000 and $194,000, respectively.

9. Other Accrued Liabilities:

     At September 30, 2001 and December 31, 2000, other accrued liabilities consist of the following:

                                                               September 30,    December 31,
                                                                    2001           2000
                                                             ----------------   -------------
    Taxes payable, collected from customers..............      $  294,000      $  582,000
    Acquisition holdbacks................................         633,000       1,060,000
    Accrued warranty and maintenance.....................         233,000         402,000
    Accrued rent.........................................         658,000         350,000
    Deferred revenue.....................................       1,084,000       1,819,000
    Accrued restructuring charges........................       2,806,000               -
    Other................................................       2,249,000       1,815,000
                                                               ----------      ----------
                                                               $7,957,000      $6,028,000
                                                               ==========      ==========

10. Income Taxes:

     The Company's effective income tax rates for the three and nine month periods ended September 30, 2001 and 2000 reflect the applicable federal and state statutory income tax rates along with the tax impact of the non-deductibility of certain acquisition related amortization and impairment write-offs. For the three month periods ended September 30, 2001 and 2000 the Company's effective income tax rate was (27%) and 52%, respectively. For the nine month periods ended September 30, 2001 and 2000 the Company's effective income tax rate was (28%) and 47%, respectively.

11. Other Comprehensive Income (Loss):

     In September 1997, the FASB issued SFAS No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 establishes the disclosure requirements for comprehensive income (loss) and its components within the financial statements. For the three month periods ended September 30, 2001 and 2000, there was $(12,000) and $221,000, respectively, of other comprehensive income (loss) pertaining to the net unrealized investment gains (losses). For the nine month periods ended September 30, 2001 and 2000, there was $(273,000) and $41,000, respectively, of other comprehensive income (loss) pertaining to the net unrealized investment gains (losses).

12. Other Recent Pronouncements:

     In June 2001, the FASB issued SFAS No. 141 (SFAS 141), "Business Combinations" and SFAS No. 142 (SFAS 142), "Goodwill and Intangible Assets". Major provisions of these statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment at least annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization; goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. As discussed in Note 4, the Company wrote-off its unamortized goodwill in the third quarter of 2001. Therefore, SFAS 142 will have no effect on the Company at this time.

     The FASB issued SFAS No. 133 (SFAS 133), "Accounting for Derivative Instruments and for Hedging Activities," and SFAS No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133", in June 1998 and June 2000, respectively. As amended, SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities including recognizing all derivatives as either assets or liabilities in the financial statements at fair value and is effective January 1m 2001. The adoption of SFAS 133 did not impact the Company's financial statements as the Company does not invest in derivatives or participate in hedging activities.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets" (SFAS No. 144). SFAS No. 144 supercedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of SFAS 144 will have a material impact on the Company's financial position or results of operations.

13.  Long-Term Debt and Capital Lease Obligations:

     The Company has a three-year senior credit facility expiring June 15, 2002 that provides for maximum borrowings of $40.0 million to finance working capital, the cost of capital purchases and other corporate transactions. This facility is secured by substantially all of the Company's assets. Borrowings under this senior credit facility bear interest, at the Company's option, at (1) the Base Rate (as defined in our senior credit facility) or (2) the LIBOR Rate (as defined) plus between 2.25% and 3.5%. In June 2001 the Company borrowed $10.0 million under the senior credit facility. This amount is classified in current liabilities in the accompanying unaudited condensed consolidated balance sheet. As of September 30, 2001 the Company's effective borrowing rate was 4.84%. Prior to June 2001, there were not any amounts outstanding under this facility.

     Our senior credit facility and the senior notes indenture contain financial and other covenants that restrict, among other things, our ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of our assets. The Company is in compliance with its financial covenants.

     In 2001 and 2000, the Company secured a lease facility to be used exclusively for the acquisition of networking products and services manufactured by Cisco Systems, Inc. Equipment financed under this facility is leased for a term of 36 months at which time the Company may purchase the equipment at fair market value. Purchases under this facility are accounted for as a capital lease. As of September 30, 2001 the Company purchased approximately $23.2 million of networking products under this facility. Upon acceptance of the networking products the Company makes recurring monthly lease payments over a term of three years. Lease payments commenced during the second quarter of 2001. During the three and nine month period ended September 30, 2001 the Company made principle payments of approximately $1.5 million and $3.1 million, respectively.

14.  Purchase Commitments:

     In 1999, the Company began implementing new billing and operations support systems. Total estimated costs for these systems aggregate approximately $15.9 million, of which approximately $15.8 million of the total cost has been incurred through September 30, 2001, and $0.1 million is expected to be paid during the balance of 2001. The majority of the $15.8 million incurred as of September 30, 2001 is included in business software and computer equipment (see
Note 7).

     In 1999, the Company also began implementing a new enterprise and financial software system. Total estimated costs for this system are $5 million, of which approximately $4.0 million has been incurred through September 30, 2001. The majority of the $4.0 million incurred through September 30, 2001 is recorded in business software and computer equipment.

     On June 30, 2000, the Company entered into an Indefeasible Right of Use
(IRU) agreement with Qwest Communications to acquire dedicated fiber optics circuits of OC-48 capacity connecting major metropolitan areas in California. The IRU agreement is for a term of 20 years and includes one dollar purchase options at the end of the term. The total cost of the IRU is approximately $23.0 million of which $5.8 million was paid on July 28, 2000. Effective June 2001, the Company amended the IRU Agreement with Qwest Communications and extended the payment due date for the balance from June 30, 2001 to May 15, 2002. The purchase price of approximately $23.0 million is included in projects-in-progress and the balance of $17.2 million is classified as Fiber IRU liability in current liabilities in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2001 and December 31, 2000.

15.  Stockholders' Equity:

     Stock Options
     -------------

     An aggregate of 5,375,500 shares of common stock have been reserved for option grants under the Company's 1999 Stock Incentive Plan, the 1998 Griffin and Bryson Non-Qualified Stock Incentive Plan and the 2000 Napa Valley Non-Qualified Stock Incentive Plan. During the nine month period ended September 30, 2001, options to purchase 943,050 shares of common stock were granted, options to purchase 933,305 shares of common stock were canceled and options to purchase 45,125 shares of common stock were exercised.

     The following table summarizes information about the Company's stock options outstanding as of September 30, 2001:


                             Options Outstanding                                 Options Exercisable
     ------------------------------------------------------------------ ---------------------------------
                                            Weighted
                           Number           Average           Weighted          Number          Weighted
                       Outstanding at   Contractual Life       Average       Exercisable at      Average
        Range of        September 30,      Remaining          Exercise       September 30,      Exercise
     Exercise Price         2001            (Years)             Price            2001             Price
     ------------------------------------------------------------------ ----------------- ---------------
      $0.48 - 2.53        2,049,185           8.0             $  1.55         1,002,257        $  1.20
      $2.89 - 35.00       1,841,260           8.5             $ 10.50           443,962        $ 15.41
                    -------------------                                   ---------------
      $0.48 - 35.00       3,890,445           8.3             $  5.78         1,446,219        $  5.56
                    ===================                                   ===============

16.  Income (Loss) Per Share:

     Income (loss) per share has been calculated under SFAS No. 128 (SFAS 128), "Earnings per Share". SFAS 128 requires companies to compute income (loss) per share under two methods, basic and diluted. Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share information considers the effect of dilutive securities such as stock options and other securities convertible into common stock on an if-converted basis. For the three and nine month periods ended September 30, 2001, dilutive securities were antidilutive, as they decreased the loss for these periods. Accordingly, options to purchase 499,512 and 872,551 shares were excluded from the diluted net income (loss) per share calculation for the three and nine month periods ended September 30, 2001, respectively.

     Basic and diluted net income (loss) per share for the three and nine month periods ended September 30, 2001 and 2000 has been determined as follows:

                                                               For the Three Month Period Ended
                                                                      September 30, 2001
                                                    -------------------------------------------------------

                                                         Income                Shares           Per-share
                                                      (Numerator)          (Denominator)          Amount
                                                    ----------------     -----------------     ------------
     Basic and dilutive net income (loss)
     per share:

     Net income (loss) available
      to common stockholders                         $ (26,784,000)            36,103,929        $(0.74)
                                                    ================     =================     ============

                                                               For the Three Month Period Ended
                                                                      September 30, 2000
                                                    -------------------------------------------------------

                                                         Income                Shares            Per-share
                                                      (Numerator)          (Denominator)           Amount
                                                    ----------------     -----------------     ------------
     Basic net income per share:
     Net income available to common
     stockholders                                         $991,000             35,878,204        $ 0.03
                                                    ================     =================     ============
     Effect of Dilutive Securities:
      Stock options                                                             1,716,936
                                                                         -----------------
     Diluted net income per share:
     Net income available to common
     stockholders and dilutive stock options
     (treasury stock method)                              $991,000             37,595,140         $ 0.03
                                                    ================     =================     ============

                                                               For the Nine Month Period Ended
                                                                      September 30, 2001
                                                    -------------------------------------------------------

                                                         Income                Shares            Per-share
                                                      (Numerator)          (Denominator)           Amount
                                                    ----------------     -----------------     ------------
     Basic and dilutive net income (loss)
     per share:

     Net income (loss) available
      to common stockholders                         $ (30,893,000)            36,042,193        $ (0.86)
                                                    ================     =================     ============


                                                                For the Nine Month Period Ended
                                                                      September 30, 2000
                                                     ------------------------------------------------------

                                                          Income               Shares           Per-share
                                                       (Numerator)         (Denominator)          Amount
                                                     ---------------     -----------------     ------------
     Basic net income per share:
     Income available to common
     stockholders before cumulative effect of
     change in accounting principle                    $ 4,470,000           35,804,098           $ 0.12

     Cumulative effect of change in accounting
     principle, net of income tax benefit               (1,415,000)          35,804,098            (0.04)
                                                     ---------------                           ------------

     Net income available to common stockholders       $ 3,055,000           35,804,098           $ 0.09
                                                     ===============     =================     ============

     Effect of Dilutive Securities:
      Stock options                                                           1,851,997
                                                                         -----------------

     Diluted net income per share:

     Income available to common stockholders
     and dilutive stock options (treasury stock
     method) before cumulative effect of
     change in accounting principle                    $ 4,470,000           37,656,095           $ 0.12

     Cumulative effect of change in accounting
     principle, net of income tax benefit               (1,415,000)          37,656,095            (0.04)
                                                     ---------------                           ------------
     Net income available to common
     stockholders and dilutive stock options           $ 3,055,000           37,656,095           $ 0.08
                                                     ===============     =================     ============


17.  Reciprocal Compensation and Legal Proceedings:

     The Company has established interconnection agreements with certain Incumbent Local Exchange Carriers (ILECs). The Telecommunications Act of 1996 requires ILECs to enter into interconnection agreements with CLECs, such as the Company and other competitors, and requires state Public Utilities Commissions
(PUCs) to arbitrate such agreements if the parties cannot reach agreement.

     The interconnection agreements outline, among other items, compensation arrangements for calls originating or terminating in the other party's switching equipment, payment terms, and level of services.

     Various ILECs have alleged, and are continuing to allege, that calls made to an ISP are not local calls, and as such are not covered by the interconnection agreements.

     The Company is a party to various legal proceedings, including those with Pacific Bell and Verizon before the California Public Utilities Commission
(CPUC) and those with Nevada Bell before the Public Utilities Commission of Nevada, relating to reciprocal compensation payment and other interconnection agreement issues.

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

     On April 27, 2001, the FCC released its Order on Remand regarding intercarrier compensation for ISP-bound traffic. The FCC asserted exclusive jurisdiction over ISP-bound traffic and established a new interim intercarrier compensation regime for ISP-bound traffic with capped rates above a fixed traffic exchange ratio. Traffic in excess of a ratio of 3:1 (terminating minutes to originating minutes) is presumed to be ISP-bound traffic, and is to be compensated at rates that decrease from $.0015 to $.0007, or the applicable state-approved rate if lower, over three years. Traffic below the 3:1 threshold is to be compensated at the rates in existing and future interconnection agreements. Traffic above the 3:1 ratio is also subject to a growth ceiling using First Quarter 2001 traffic data as the baseline. Traffic in excess of the growth ceiling is subject to "bill and keep," an arrangement in which the originating carrier pays no compensation to the terminating carrier to complete calls. In addition, when a competitive carrier begins to provide service in a state it has not previously served, all traffic in excess of the 3:1 ratio is subject to bill-and-keep arrangements. In exchange for this reduction in reciprocal compensation obligations to CLECs, the ILECs must offer to exchange all traffic subject to Section 251 (b) (5) of the Telecommunications Act of 1996, as well as ISP-bound traffic, at the federal capped rates. It is not possible to estimate the full impact of the FCC Order at this time because the federal regime does not alter existing contracts except to the extent that they incorporate changes of federal law, and because adoption of the federal regime is within the discretion of the ILEC exchanging traffic with CLECs on a state-by-state basis. In the event an ILEC determines not to adopt the federal regime, the ILEC must pay the same rate for ISP bound traffic as for calls subject to reciprocal compensation.

     Verizon, formerly known as GTE, has taken the position that it has properly implemented the FCC's Order on Remand, and that this unilateral action modifies the current interconnection agreement between the Company and Verizon, and has therefore withheld payment of portions of invoices submitted by the Company for calls after June 13, 2001. The Company has disputed this assertion, and the dispute will likely be resolved through expedited procedures before the CPUC. On August 3, 2001, Pac-West filed a motion with the CPUC pursuant to the dispute resolution provisions of its interconnection agreement with Verizon requesting a ruling that Verizon's actions violated the agreement. On September 27, 2001 the administrative law judge issued a ruling in favor of Pac-West, ordering Verizon to cease such withholding and make all payments called for under the agreement. Verizon has appealed this ruling to the full CPUC. Pacific Bell has not implemented the FCC Order on Remand in California, but has informed the Company that it may do so.

     The Company cannot predict the impact of the FCC's ruling on existing state decisions or the outcome of pending appeals of the decision or on additional cases involving reciprocal compensation. Given the uncertainty concerning the final outcome of the PUC proceedings, the possibility of future extended appeals or additional litigation, and the impact of any appeal of the FCC decision, the Company continues to record the revenue associated with reciprocal compensation billings to ILECs only when received in cash or when collectibility is reasonably assured.

18.  Segment Reporting

     The Company has adopted SFAS No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards in which public companies disclose certain information about operating segments in the company's financial reports. As an integrated telecommunications provider, the Company has one reportable operating segment. While the Company's chief decision-maker monitors the revenue streams of various services, operations are managed and financial performance is evaluated based upon the delivery of multiple services over common networks and facilities. This allows the Company to leverage its costs in an effort to maximize return. As a result, there are many shared expenses generated by the various revenue streams. Because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management does not currently make such allocations. The chief decision-maker does, however, monitor revenue streams at a more detailed level than those depicted in the Company's consolidated financial statements.

     The following tables present consolidated revenues by service type:

                                                    Three Month Periods Ended
                                         -------------------------------------------------
                                           September 30, 2001         September 30, 2000
                                         ----------------------     ----------------------
    Local services ....................      $   27,416,000             $   26,824,000
    Long distance service .............           3,877,000                  4,105,000
    Dedicated transport services ......           2,519,000                  1,907,000
    Product and services ..............           1,218,000                  2,855,000
    Other .............................             491,000                    579,000
                                        -----------------------     ----------------------
                                             $   35,521,000             $   36,270,000
                                        =======================     ======================


                                                     Nine Month Periods Ended
                                         -------------------------------------------------
                                           September 30, 2001         September 30, 2000
                                         ----------------------     ----------------------
    Local services ....................      $   87,187,000             $   73,082,000
    Long distance service .............          11,003,000                 12,239,000
    Dedicated transport services ......           7,298,000                  5,434,000
    Product and services ..............           6,689,000                  7,313,000
    Other .............................           1,567,000                  1,797,000
                                         ----------------------     ----------------------
                                             $  113,744,000             $   99,865,000
                                         ======================     ======================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks, and as a result, our actual results may differ materially from those discussed here. These uncertainties and risks include among others, that our restructuring plan, which was approved in the third quarter of 2001, is adequate to provide positive cash flows; our ability to raise sufficient additional capital, if required, on acceptable terms and on a timely basis; receipt of full and timely payments from our customers; the successful execution of our expansion activities into new geographic markets on a timely and cost-effective basis; the pace at which new competitors enter our existing and planned markets; competitive responses of the Incumbent Local Exchange Carriers; execution of interconnection agreements with Incumbent Local Exchange Carriers on terms satisfactory to us; maintenance of our supply agreements for transmission facilities; continued acceptance of our services by new and existing customers; the outcome of legal and regulatory proceedings regarding reciprocal compensation for Internet-related calls and certain of our product offerings; the ability to attract and retain talented employees; the effective management of our working capital including investments, accounts receivables and inventory; replacements or upgrades of our technology and equipment that becomes obsolete; management of administrative, technical or operational issues presented by our acquisitions and expansions; prevention of interruption of services from system failures or power outages; and our ability to successfully access markets, install switching electronics, and obtain the use of leased fiber transport facilities and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory term and conditions, as well as regulatory, legislative and judicial developments that could cause actual results to differ materially from the future results indicated, expressed, or implied, in such forward-looking statements. These and other factors are discussed in our Prospectus dated November 3, 1999, and in our Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission (SEC).

Overview

     Pac-West Telecomm, Inc. is a provider of integrated communications services in the western United States. Our customers include Internet service providers
(ISPs), small and medium-sized businesses and enhanced communications service providers, many of which are communications intensive users. Our predecessor, also known as Pac-West Telecomm, Inc., began selling office phone systems in 1980 and reselling long distance service to small and medium businesses and residential customers in 1982. Effective September 30, 1996, our predecessor transferred its telephone division to us. Prior to September 30, 1996, we did not conduct any operations and, since that time, we have focused our business strategy on operating as a provider of integrated communications services.

     In January 2000, the Company acquired the customer base and certain other assets of Napa Valley Telecom (Napa Telecom), a switch based, long distance telecommunications company, which was headquartered in Napa Valley, California. In February 2000, the Company acquired all of the outstanding stock of Installnet, Inc. and two related companies (collectively, Installnet), which was headquartered in Southern California. Installnet was primarily engaged in the business of selling, installing and maintaining telecommunications equipment. In September 2000, the Company acquired the customer base and certain other assets of BTC Corp (Baron Telecommunications), which was headquartered in Seattle, Washington. Baron Telecommunications provided telecommunications equipment to small and medium-sized businesses in Seattle and surrounding areas. Effective November 1, 2000, the Company acquired the customer base and assets of Communication Specialists, Inc. (CSI), a telecommunications company located near Salt Lake City, Utah, which also was primarily in the business of selling and installing telecommunications equipment.

     For the three month periods ended September 30, 2001 and 2000, recognizing compensation from other communications companies for completing their customers' calls only to the extent such compensation was actually received in cash or when collectibility was reasonably assured, we had net revenues of approximately $35.5 million and $36.3 million, respectively, EBITDA (earnings before interest, net, income taxes, depreciation and amortization, restructuring charges, goodwill impairment, income or loss on asset dispositions and cumulative effect of change in accounting principle) of approximately $2.5 million and $10.9 million, respectively and net income (loss) of $(26.8) million and $1.0 million, respectively.

     For the nine month periods ended September 30, 2001 and 2000, recognizing compensation from other communications companies for completing their customers' calls only to the extent such compensation was actually received in cash or when collectibility was reasonably assured, we had net revenues of approximately $113.7 million and $99.9 million, respectively, EBITDA, as previously defined, of approximately $18.9 million and $31.5 million, respectively, and income
(loss) before cumulative effect of change in accounting principle of $(30.9) million and $4.5 million, respectively.

     As of September 30, 2001, we had 239,106 lines in service, a 41% increase from lines in service as of September 30, 2000. For the quarter ended September 30, 2001 our minutes of use were 6.4 billion, an increase of 5% over the third quarter of 2000. For the nine month period ended September 30, 2001 our minutes of use were 19.3 billion, an increase of 12% over the same period in 2000.

     In August 2001, the Company announced and approved a restructuring plan which contained certain business initiatives in response to current market conditions including suspension of its expansion plans in certain states, exiting of certain lower margin services, including residential resale and customer owned and maintained equipment (COAM), and undertaking certain cost reduction initiatives. In addition to restructuring certain product offerings, this restructuring plan includes closing our switch facility in Utah, consolidation of 6 sales offices, and a workforce reduction of approximately 200 employees. As a result of these restructuring activities, the Company recorded an $8.8 million restructuring charge in the third quarter of 2001 of which $5.0 million is related to the write-off of leasehold improvements and other equipment in Utah, which cannot be redeployed to other locations. Amounts expensed totaling $2.4 million relate to future rent payments due (net of estimated sublease payments) for abandoned premises, primarily in Utah and San Diego, which will be paid over the respective lease terms through various dates ending in fiscal year 2010. In order to estimate rent expense, the Company made certain assumptions related to these abandoned premises including; (1) the time period over which the premises would remain vacant, (2) sublease terms, and (3) estimated sublease rents. In the case of the Utah switching facility, no sublease income has been estimated due to the specialized nature of this facility. As of September 30, 2001 the workforce reduction was complete. Severance payments accrued at September 30, 2001 will be paid in the fourth quarter of 2001. We currently expect the outcome of these initiatives will result in selling, general and administrative savings of approximately $2.0 to $3.0 million per quarter beginning in the fourth quarter of 2001. However, no assurance can be made that any of these actions will improve our financial results at any time in the future.

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," the Company periodically evaluates the carrying amount of its property and equipment when events or changes in business circumstances have occurred which indicate the carrying amount of such assets may not be fully recoverable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. If the Company determines an asset has been impaired, the impairment charge is recorded based on a comparison of the net book value of the fixed assets and the discounted future cash flows resulting from the use of the assets over their average remaining useful lives.

     As a result of the Company's restructuring initiatives discussed above, the Company evaluated the carrying amount of its property and equipment in accordance with SFAS 121 and determined, based on management's best estimate, that no impairment charge was required for these assets as of September 30, 2001. This analysis required significant judgments and estimates related to, among other factors, demand for and the pricing of our services. To the extent actual market conditions differ significantly from management's estimates, the estimated fair market value of our long-lived assets could change which may result in a future impairment charge and such charge, if any, may be material.

     In accordance with Accounting Principles Board Opinion No. 17 (APB 17), "Intangible Assets," the Company periodically evaluates the carrying amount of its enterprise-level costs in excess of net assets of acquired businesses (goodwill) when events or changes in business circumstances have occurred which indicate the carrying amount of enterprise-level goodwill may be impaired. Determination of impairment is based on an estimate of the fair value of the goodwill using estimated discounted future cash. As a result of the Company's modified business plan, the Company determined its goodwill was no longer realizable and recorded an impairment charge of $16.8 million in the third quarter of 2001. As of August 1, 2001, when the Company determined the goodwill was impaired, the Company discontinued amortizing the related goodwill.

Goodwill amortization was $0.3 million and $0.7 million for the three month periods ended September 30, 2001 and 2000, respectively, and $2.0 million for each of the nine month periods ended September 30, 2001 and 2000.

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

     A substantial portion of our revenues is derived from reciprocal compensation paid by incumbent local exchange carriers with which we have interconnection agreements. For the quarters ended September 30, 2001 and 2000, recorded reciprocal compensation accounted for approximately 40% and 44%, respectively, of our revenues. For the nine month periods ended September 30, 2001 and 2000, recorded reciprocal compensation accounted for approximately 41% and 45%, respectively, of our revenues.

     As recently as this last fiscal quarter, one incumbent local exchange carrier with which we have an interconnection agreement, refused to pay that portion of reciprocal compensation due under their interconnection agreement that they estimated was in excess of the payments required if the rate structure pursuant to the FCC Order on Remand was applicable to our interconnection agreement with them. Verizon, Qwest and Pacific Bell continue to oppose payment of reciprocal compensation under interconnection agreements and have continued to appeal decisions of the California Public Utilities Commission (CPUC), which uphold such payments. While incumbent local exchange carriers, except for Verizon, formerly known as GTE, have generally been paying us the full amount of our reciprocal compensation billings since the latter half of 1999, some of these payments may be subject to a reservation of rights to appeal, contest or seek subsequent reimbursement of amounts previously paid by them for reciprocal compensation.

     We expect that reciprocal compensation will continue to represent a significant portion of our revenues in the future, however recorded reciprocal compensation as a percentage of revenues is declining and is expected to continue to decline. We are currently negotiating and implementing new interconnection agreements and the terms including reciprocal compensation. The per minute reciprocal compensation rate we receive from Pacific Bell under our current agreement is significantly lower than it was under our previous agreement. Based on current market conditions, we expect the per minute reciprocal compensation rate will continue to decline from historic rates under interconnection agreements in the future. Further, as discussed in Note 17 to the accompanying unaudited condensed consolidated financial statements, to the extent that the April 27, 2001 federal regime for intercarrier compensation for ISP-bound traffic applies to the Company and is adopted by incumbent local exchange carriers exchanging traffic with the Company, reciprocal compensation or intercarrier compensation rates will continue to decline for the foreseeable future. It is not possible to estimate the impact of the April 27, 2001 FCC regime at this time, however, as currently drafted, and if adopted by incumbent local exchange carriers, the impact of the regime on the Company's future reciprocal compensation rates would be significant. Additionally, one incumbent local exchange carrier has withheld payment of portions of billed amounts. In particular, Verizon has taken the position that it has properly implemented the FCC's Order on Remand, and that this unilateral action modifies the current interconnection agreement between the Company and Verizon, and has therefore withheld payment of portions of invoices submitted by the Company for calls after June 13, 2001. The Company has disputed this assertion, and the dispute will likely be resolved through expedited procedures before the CPUC. On August 3, 2001, Pac-West filed a motion with the CPUC pursuant to the dispute resolution provisions of its interconnection agreement with Verizon requesting a ruling that Verizon's actions violated the agreement. On September 27, 2001 the administrative law judge issued a ruling in favor of Pac-West, ordering Verizon to cease such withholding and make all payments called for under the agreement. Verizon has appealed this ruling to the full CPUC. See Note 17 to the accompanying unaudited condensed consolidated financial statements.

     Operating Costs. Operating costs are comprised primarily of leased transport charges, usage charges for long distance and intrastate calls and, to a lesser extent, reciprocal compensation related to calls that originate with a Pac-West customer and terminate on the network of an incumbent local exchange carrier or other competitive local exchange carrier. Our leased transport charges are the lease payments we incur for the transmission facilities used to connect our customers to our switches and to connect to the incumbent local exchange carrier and other competitive local exchange carrier networks. Our strategy of leasing rather than building our own transport facilities results in our operating costs being a significant component of total costs. As we continued to make significant investments in our network infrastructure during 2000 and 2001 to accommodate anticipated growth of our communications services, our operating expenses as a percentage of revenues have continued to grow. For the three month periods ended September 30, 2001 and 2000, operating expenses were 46% and 30%, respectively, of revenues. For the nine month periods ended September 30, 2001 and 2000, operating expenses were 38% and 31%, respectively, of revenues. However, in response to a slowing economy and a focused drive towards optimizing our cost structure, in the third quarter of 2001 we introduced certain cost reduction initiatives that are designed to increase capital utilization and network efficiencies intended to reduce our operating expenses.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses include network development, administration and maintenance costs, selling and marketing, customer service, provisions for doubtful accounts, information technology, billing, corporate administration and personnel. In accordance with our efforts to optimize our cost structure and reduce our selling, general and administrative expenses we implemented various initiatives in the third quarter of 2001, included a workforce reduction and consolidations of facilities. As a result of the workforce reduction and normal attrition we decreased our headcount by 217 employees from June 30, 2001 to 428 employees as of September 30, 2001.

Quarterly Operating and Statistical Data:

     The following tables summarize the results of operations as a percentage of revenues for the three and nine month periods ended September 30, 2001 and 2000. The following data should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report:

                                                     Three Month Period Ended Sept. 30,
                                                         2001                   2000
                                                     ---------------  -----------------
Consolidated Statements of Operations Data:                     (unaudited)
Revenue .........................................       100.0%                 100.0%
Operating costs .................................        46.4%                  29.9%
Selling, general and administrative expenses ....        46.5%                  40.2%
Depreciation and amortization expenses ..........        26.0%                  15.9%
Restructuring and goodwill impairment charges ...        71.9%                      -
Income (loss) from operations ...................      (90.8)%                  14.0%
Net income (loss) ...............................      (75.4)%                   2.7%

                                                      Nine Month Period Ended Sept. 30,
                                                           2001             2000
                                                     ---------------  -----------------
Consolidated Statements of Operations Data:                     (unaudited)
Revenue .........................................       100.0%                 100.0%
Operating costs .................................        38.1%                  30.8%
Selling, general and administrative expenses ....        45.3%                  37.6%
Depreciation and amortization expenses ..........        22.1%                  14.8%
Restructuring and goodwill impairment charges ...        22.5%                      -
Income (loss) from operations ...................      (28.0)%                  16.8%
Net income (loss) ...............................      (27.2)%                   3.1%

     The following table sets forth unaudited statistical data for each of the specified quarters of 2000 and 2001. The statistical data for any quarter is not necessarily indicative of results for any future period.

                                                                   Quarter Ended (unaudited)
                                                           2000                                2001
                                          --------------------------------------- ------------------------------
                                          Mar. 31   Jun. 30   Sept. 30   Dec. 31    Mar. 31   Jun. 30   Sept. 30
                                          ----------------------------------------------------------------------
Ports equipped .......................    460,800   518,400    576,000   672,000    672,000   672,000    672,000
Lines sold to date ...................    135,143   164,800    181,045   198,980    240,393   246,543    250,089
Lines in service to date .............    124,340   151,957    169,050   185,524    229,171   233,368    239,106
Estimated data lines (% of installed
  lines) .............................        72%       77%        75%       83%        75%       73%        72%
Lines on switch % ....................        94%       96%        94%       93%        92%       91%        90%
Internet service provider and
  enhanced communications
  service provider customer lines
  collocated .........................        84%       88%        76%       80%        81%       81%        81%
Quarterly minutes of use switched
  (in millions) ......................      5,387     5,653      6,140     6,487      6,583     6,290      6,436
Metropolitan statistical areas
  served .............................         26        27         27        29         30        30         30
Capital expenditures (in thousands)       $11,610   $43,518    $16,292   $42,228    $20,149    $9,504     $5,092
Employees (consolidated) .............        482       551        629       693        689       645        428

Three Month Period Ended September 30, 2001 Compared to the Three Month Period Ended September 30, 2000:

     Consolidated revenues for the three month period ended September 30, 2001 decreased $0.8 million to $35.5 million from $36.3 million for the same period ended in 2000. The decrease in revenues was primarily attributed to a decrease of $2.0 million in paid local interconnection revenues, a decrease of $0.3 million in switched access charges, an increase of $2.2 million and $0.9 million in recurring charges and installation charges billed directly to wholesale markets and business customers, respectively, a decrease of $0.2 million in local and long distance usage revenues, an increase of $0.5 million in dedicated transport revenues and a decrease of $1.8 million in product and service revenues related to exiting the COAM business.

     In 2000, we increased the capacity of our switching facilities in Los Angeles, Oakland and Stockton, California and completed new switching facilities in, or near, Phoenix, Arizona, Denver, Colorado and Salt Lake City, Utah (our restructuring plan provides for the closure of our Utah switch facility). As a result of additional switching facilities, increased utilization of expanded switch capacities and acquisitions completed during 2000, our revenues from our wholesale and business customers increased 33% for the three month period ended September 30, 2001 from the same period ended in 2000. Additionally, the number of access lines to small and medium-sized businesses and residential resale customers increased to approximately 66,000 lines as of September 30, 2001, an increase of 58% from the same period ended in 2000. However, increased revenues from our wholesale and business customers were more than offset by a decrease in paid local interconnection revenues and product and service revenues between periods. As a result, total revenues for the third quarter of 2001 decreased $0.8 million, or 2.1%, from the same period ended 2000.

     The total number of access lines in service increased 41% to 239,106 as of September 30, 2001 from 169,050 as of September 30, 2000. Billable minutes of use were 6.4 billion in the third quarter of 2001, up 5% from 6.1 billion in the third quarter of 2000.

     The number of inbound local calls and the minutes subject to reciprocal compensation revenues in accordance with interconnection agreements increased 2% and 4%, respectively, for the three month period ended September 30, 2001 over the same period ended 2000. However, one incumbent local exchange carrier with which we have an interconnection agreement, refused to pay that portion of reciprocal compensation due under their interconnection agreement that they estimated was in excess of the payments required if the rate structure pursuant to the FCC Order on Remand was applicable to our interconnection agreement with them. (See Note 17 to the accompanying unaudited condensed consolidated financial statements.) The effect of the increases in inbound local calls and minutes offset by amounts withheld from one local exchange carrier and not recorded as revenue resulted in a $2.0 million, or 12%, decrease in paid interconnection revenues for the three month period ended September 30, 2001 over the corresponding period in 2000. Additionally, revenues from switched access charges decreased $0.3 million, or 21%, from the same period ended in 2000.

     Direct billings to wholesale markets increased during the three month period ended September 30, 2001 from the same period in 2000 by $2.2 million, or 30%. Lines in service to this market increased from approximately 127,200 lines at September 30, 2000 to approximately 173,100 lines in service at September 30, 2001, an increase of 36%.

     Direct billings to small and medium-sized business customers and residential resale customers increased significantly from September 2000 to September 2001. As of September 30, 2001 we billed for approximately 66,000 lines in service compared to billings for approximately 41,800 lines in service at September 30, 2000, an increase of 58%.

     Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased $0.2 million during the three month period ended September 30, 2001 from the same period ended in 2000. Although total minutes billed to customers increased between periods, the average rate per minute charged to customers declined as the mix between local and long distance calls made by customers changed during these periods. During the three month period ended September 30, 2001, 43% of minutes billed to customers were charges for local minutes compared to 38% in the same period ended 2000.

     As a result of comprehensive product reviews intended to identify opportunities to improve profitability, we decided to exit certain low-margin businesses such as COAM and residential resale and concentrate our efforts in developing next generation offerings. This decision to exit the COAM business in the third quarter of 2001 contributed to decreased revenues from product and service offerings of $1.8 million, or 60%, in the third quarter of 2001 compared to the same period ended 2000.

     Our consolidated operating costs for the three month period ended September 30, 2001 increased $5.7 million to $16.5 million from $10.8 million for the corresponding period in 2000. The increase in operating costs was primarily due to an increase in network operations associated with a higher level of telecommunications activity and geographic coverage. In addition, we continued to make significant investments in our network infrastructure during 2000 and the first part of 2001 to accommodate anticipated growth of our communications services. In the third quarter of 2001, we recorded a provision against operating costs to write down excess inventory of approximately $0.6 million as a result of exiting the COAM business.

     Our consolidated selling, general and administrative expenses for the three month period ended September 30, 2001 increased $1.9 million to $16.5 million from $14.6 million for the corresponding period in 2000. As expected, we incurred significant selling and marketing costs in connection with our efforts to expand our operations and establish ourselves in markets before switches became operational and generated revenues. In the third quarter of 2001, in response to a weakening economy, we announced several initiatives, including a reduction in workforce, designed to reduce our expenses. As a result of normal attrition and the workforce reduction, which was complete at the end of the third quarter, our headcount was reduced to 428 employees as of September 30, 2001 compared to 645 employees at June 30, 2001 and 629 employees as of September 30, 2000. In addition, selling, general and administrative expenses for the quarter ended September 30, 2001 include approximately $1.1 million of provision for doubtful accounts, an increase of $0.6 million from the same quarter ended 2000. Selling, general and administrative expenses were 47% and 40% of revenues for the three month periods ended September 30, 2001 and 2000, respectively.

     Our consolidated depreciation and amortization expense for the three month period ended September 30, 2001 increased $3.4 million to $9.2 million from $5.8 million for the same period in 2000. Depreciation and amortization as a percentage of revenues increased to 26% for the quarter ended September 30, 2001 from 16% from the same period ended 2000. The increase in depreciation and amortization expense is primarily due to additional depreciation expense incurred on purchases of equipment between periods. During the twelve month period ended September 30, 2001, including purchases financed under our capital lease facility, the Company acquired an additional $77.0 million of property and equipment.

     In the third quarter of 2001, in response to current market conditions, we announced various business initiatives designed to prioritize the Company's sales efforts around high-growth areas of business, focus on products with higher profit contributions, improve capital utilization and decrease expenses. These initiatives resulted in restructuring and goodwill impairment charges of $8.8 million and $16.8 million, respectively, in the third quarter of 2001. We currently expect the outcome of the restructuring initiatives to result in a selling, general and administrative savings of approximately $2.0 to $3.0 million per quarter beginning in the fourth quarter of 2001. As a result of writing off our goodwill balance effective August 1, 2001, we reduced goodwill amortization expense by $0.6 million in the third quarter of 2001 and will not record $0.9 million of goodwill amortization expense in future quarters. However, no assurance can be made that any of these actions will improve our financial results at any time in the future.

     Our consolidated interest expense for the three month periods ended September 30, 2001 and 2000 was $5.3 million and $4.8 million, respectively. Interest expense over these two periods is primarily related to the $150 million senior notes issued on January 29, 1999, including amortization of related deferred financing costs associated with the offering over a period of ten years. Interest expense was net of amounts capitalized of $0.2 million and $0.6 million for the three months ended September 30, 2001 and 2000, respectively.

     The Company's effective income tax rates reflect the applicable federal and state statutory income tax rates along with the tax impact of the non-deductibility of certain acquisition related amortization and deferred stock compensation. For the three month periods ended September 30, 2001 and 2000, the Company's effective income tax rate was (27%) and 52%, respectively.

Nine Month Period Ended September 30, 2001 Compared to the Nine Month Period Ended September 30, 2000:

     Consolidated revenues for the nine month period ended September 30, 2001 increased $13.8 million to $113.7 million from $99.9 million for the same period ended in 2000. The increase in revenues was primarily attributed to an increase of $1.7 million in paid local interconnection revenues, an increase of $1.0 million in switched access charges, an increase of $9.2 million and $2.9 million in recurring charges and installation charges billed directly to wholesale markets and business customers, respectively, a decrease of $1.2 million in local and long distance usage revenues, an increase of $1.8 million in dedicated transport revenues and a decrease of $0.6 million in product and service revenues related to exiting the COAM business.

     In 2000, we increased the capacity of our switching facilities in Los Angeles, Oakland and Stockton, California and completed new switching facilities in, or near, Phoenix, Arizona, Denver, Colorado and Salt Lake City, Utah (our restructuring plan provides for the closure of our Utah switch facility). As a result of additional switching facilities, increased utilization of expanded switch capacities and acquisitions completed during 2000, our revenues for the nine month period ended September 30, 2001 increased $13.8 million, or 14%, from the same period ended in 2000. Additionally, we increased the number of access lines to small and medium-sized businesses and residential resale customers to approximately 66,000 lines as of September 30, 2001, an increase of 58% from the same period ended in 2000. The Company attributes this growth to continued strong demand from customers for bundled communications services.

     The total number of access lines in service increased 41% to 239,106 as of September 30, 2001 from 169,050 as of September 30, 2000. Billable minutes of use were 19.3 billion for the nine month period ended September 30, 2001, up 12% from 17.2 billion from the same period ended 2000.

     The number of inbound local calls and the minutes subject to reciprocal compensation revenues in accordance with interconnection agreements increased 9% and 12%, respectively, for the nine month period ended September 30, 2001 over the same period ended 2000. However, revenue from increased inbound local calls and minutes was partially offset as one incumbent local exchange carrier with which we have an interconnection agreement, refused to pay that portion of reciprocal compensation due under their interconnection agreement that they estimated was in excess of the payments required if the rate structure pursuant to the FCC Order on Remand was applicable to our interconnection agreement with them. (See Note 17 to the accompanying unaudited condensed consolidated financial statements.) The net effect resulted in a $1.7 million, or 4%, increase in paid interconnection revenues for the nine month period ended September 30, 2001 over the corresponding period in 2000. Additionally, revenues from switched access charges increased $1.0 million, or 31%, from the same period ended in 2000.

     Direct billings to wholesale markets increased during the nine month period ended September 30, 2001 from the same period in 2000 by $9.2 million, or 45%. Lines in service to this market increased from approximately 127,200 lines at September 30, 2000 to approximately 173,100 lines in service at September 30, 2001, an increase of 36%.

     Direct billings to small and medium-sized business customers and residential resale customers increased significantly from September 2000 to September 2001 resulting in increased revenues of $2.9 million from the nine month period ended September 30, 2000, a 60% increase. As of September 30, 2001 we had approximately 66,000 lines in service compared to approximately 41,800 lines at September 30, 2000, an increase of 58%.

     Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased $1.2 million during the nine month period ended September 30, 2001 from the same period ended in 2000. Although total minutes billed to customers increased between periods, the average rate per minute charged to customers declined as the mix between local and long distance calls made by customers changed during these periods. During the nine month period ended September 30, 2001, 43% of minutes billed to customers were charges for local minutes compared to 35% in the same period ended 2000.

     As a result of comprehensive product reviews intended to identify opportunities to improve profitability, we decided to exit certain low-margin businesses such as COAM and residential resale and concentrate our efforts in developing next generation offerings. This decision to exit the COAM business in the third quarter of 2001 contributed to decreased revenues from product and service offerings of $0.6 million, or 8%, for the nine month period ended 2001 compared to the same period ended 2000.

     Our consolidated operating costs for the nine month period ended September 30, 2001 increased $12.6 million to $43.3 million from $30.7 million for the corresponding period in 2000. The increase in operating costs was primarily due to an increase in network operations associated with a higher level of telecommunications activity and geographic coverage. In addition, we continued to make significant investments in our network infrastructure during 2000 and the first part of 2001 to accommodate anticipated growth of our communications services. In the third quarter of 2001, we recorded a provision against operating costs to write down excess inventory of approximately $0.6 million as a result of exiting the COAM business.

     Our consolidated selling, general and administrative expenses for the nine month period ended September 30, 2001 increased $14.0 million to $51.6 million from $37.6 million for the corresponding period in 2000. As expected, we incurred significant selling and marketing costs in connection with our efforts to expand our operations and establish ourselves in markets before switches became operational and generated revenues. In the third quarter of 2001, in response to a weakening economy, we announced several initiatives, including a workforce reduction designed to reduce our expenses. As a result of normal attrition and the workforce reduction, which was complete at the end of the third quarter, our headcount was reduced to 428 employees as of September 30, 2001 compared to 645 employees at June 30, 2001 and 629 employees as of September 30, 2000. In addition, selling, general and administrative expenses for the nine month period ended September 30, 2001 include approximately $2.4 million of provision for doubtful accounts, an increase of $1.4 million from the period ended 2000. Selling, general and administrative expenses were 45% and 38% of revenues for the nine month periods ended September 30, 2001 and 2000, respectively.

     Our consolidated depreciation and amortization expense for the nine month period ended September 30, 2001 increased $10.4 million to $25.2 million from $14.8 million for the same period in 2000. Depreciation and amortization as a percentage of revenues increased to 22% for the nine month period ended September 30, 2001 from 15% from the same period ended 2000. The increase in depreciation and amortization expense is primarily due to additional depreciation expense incurred on purchases of equipment between periods. During the twelve month period ended September 30, 2001, including purchases financed under our capital lease facility, the Company purchased an additional $77.0 million of property and equipment.

     In the third quarter of 2001, in response to current market conditions, we announced various business initiatives designed to prioritize the Company's sales efforts around high-growth areas of business, focus on products with higher profit contributions, improve capital utilization and decrease expenses. These initiatives resulted in restructuring and goodwill impairment charges of $8.8 million and $16.8 million, respectively, in the third quarter of 2001. We currently expect the outcome of the restructuring initiatives to result in a selling, general and administrative savings of approximately $2.0 to $3.0 million per quarter beginning in the fourth quarter of 2001. As a result of writing off our goodwill balance effective August 1, 2001, we reduced goodwill amortization expense by $0.6 million in the third quarter of 2001 and will not record $0.9 million of goodwill amortization expense in future quarters. However, no assurance can be made that any of these actions will improve our financial results at any time in the future.

     Our consolidated interest expense for the nine month periods ended September 30, 2001 and 2000 was $14.7 million and $14.4 million, respectively. Interest expense over these two periods is primarily related to the $150 million senior notes issued on January 29, 1999, including amortization of related deferred financing costs associated with the offering over a period of ten years. Interest expense was net of amounts capitalized of $1.5 million and $1.9 million for the nine months ended September 30, 2001 and 2000, respectively.

     The Company's effective income tax rates reflect the applicable federal and state statutory income tax rates along with the tax impact of the non-deductibility of certain acquisition related amortization and deferred stock compensation. For the nine month periods ended September 30, 2001 and 2000, the Company's effective income tax rate was (28%) and 47%, respectively.

Liquidity and Capital Resources:

     Net cash provided by operating activities was $3.7 million for the nine month period ended September 30, 2001 as compared to $24.2 million for the same period ended in 2000. On June 30, 2000 the Company entered into an Indefeasible Right of Use (IRU) agreement to acquire dedicated fiber optics circuits at a price of approximately $23 million. Of this amount, $5.7 million was paid on July 28, 2000 and the balance of $17.3 million, which was recorded in other current liabilities, was included in the $24.2 million of net cash provided by operating activities for the nine month period ended September 30, 2000. (See
Note 14 in the accompanying unaudited condensed consolidated financial statements). Other differences between periods are primarily attributable to a decrease in operating income offset by an income tax refund of $2.0 million received in the first quarter of 2001 and a decrease in accounts receivable and inventory balances.

     Net cash used in investing activities was $5.4 million for the nine month period ended September 30, 2001 as compared to $62.8 million for the same period ended in 2000. During the nine month period ended September 30, 2001, the Company invested $32.8 million, excluding $1.9 million of equipment being financed under a capital lease, in new switching and related equipment as compared to $71.4 million during the same period ended in 2000. Investments in equipment in 2000 included the $23 million for the IRU referenced above. Additionally, during the nine month period ended September 30, 2000 the Company paid $11.0 million to acquire Napa Telecom, Installnet and Baron Telecommunications. Cash used to purchase equipment in the first nine months of 2001 was offset by net redemptions of short-term investments to cover operating requirements.

     Net cash provided by financing activities was $7.0 million for the nine month period ended September 30, 2001 as compared to $0.1 million for the same period ended in 2000. In June 2001, we borrowed $10.0 million against our senior credit facility. These proceeds were partially offset by principle payments on our capital leases of $3.1 million.

     The local telecommunications services business is capital intensive. Our operations have required substantial capital investment for the design, acquisition, construction and implementation of our network. Capital expenditures, including amounts financed under capital leases, were $34.7 million for the first nine months of 2001, and $113.6 million for the year ended December 31, 2000. In response to a weakening economy, we have undertaken various initiatives intended to not only maximize our performance during this economic downturn, but to take advantage of emerging opportunities. We believe that our network will provide sufficient capacity to support our anticipated growth. Our business plan, as currently contemplated, anticipates additional capital expenditures of approximately $10 million during the balance of 2001. The actual cost of these additional capital expenditures will depend on a variety of factors. Accordingly, our actual capital requirements may exceed, or fall below, the amounts described above.

     Our senior credit facility, which expires June 15, 2002, provides for maximum borrowings of up to $40.0 million for working capital and other general corporate purposes, and bears interest, at our option, at: (1) the Base Rate, as defined in our senior credit facility; or (2) the LIBOR rate, as defined in our senior credit facility plus between 2.25% and 3.5%. As of September 30, 2001, there was $10 million outstanding under this facility at a borrowing rate of approximately 4.84%. Borrowings under our senior credit facility are secured by substantially all of our assets. The Company is currently reviewing its debt obligations and is considering various alternatives to reduce its borrowing costs.

     In 2000 and 2001, the Company secured a lease facility to be used exclusively for the acquisition of networking products and related services manufactured by Cisco Systems, Inc. As of September 30, 2001, the Company purchased approximately $23.2 million of networking products under this facility, which is being accounted for as a capital lease.

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

     Our senior credit facility and the senior notes indenture contain financial and other covenants that restrict, among other things, our ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of our assets. Such limitations could limit corporate and operating activities, including our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The Company is in compliance with its financial covenants.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At September 30, 2001 we had $150 million of fixed rate notes outstanding, and consequently we currently have no risk exposure associated with increasing interest rates on our debt. In addition, we have a line of credit which may, at our option, have a variable interest rate tied to LIBOR. As of September 30, 2001 we have drawn $10 million against our line of credit at a rate of 4.84% based upon LIBOR. Additionally, we are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. Substantially all of our investments in cash equivalents and short-term investments are in money market funds that hold short-term investment grade commercial paper, treasury bills or other U.S. government obligations. Currently this reduces our exposure to long-term interest rate changes. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $78.4 million of cash equivalents and short-term investments at September 30, 2001 by approximately $0.8 million.

                                     PART II

                                OTHER INFORMATION

ITEM 1. Legal Proceedings

         See Note 17 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operations--Revenues" for a description of certain legal proceedings involving the Company.

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        None

(b)     Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

Note: ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2001.

                                         PAC-WEST TELECOMM, INC.

                                         /s/ Wallace W. Griffin

                                         -----------------------------
                                         Wallace W. Griffin
                                         Chairman and Chief Executive Officer
                                         (Principal Financial Officer)







                                         /s/ H. Ravi Brar

                                         ------------------------------
                                         H. Ravi Brar
                                         Vice President-Finance
                                         (Principal Accounting Officer)