Form 10-K
period 2001-12-31
PAC-WEST TELECOMM INC
filed 2002-03-29
CIK 1071598

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K
Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 000-27743

                               -----------------

                            PAC-WEST TELECOMM, INC.
            (Exact name of registrant as specified in its charter)

                     California                68-0383568
                   (State or other          (I.R.S. Employer
                    jurisdiction           Identification No.)
                 of incorporation or
                    organization)

           1776 W. March Lane, Ste. 250, Stockton, California 95207
          (Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code: (209) 926-3300
                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
                 Title of each class       on which registered
                 -------------------       -------------------
                        None                      None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value

                               (Title of Class)

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 1, 2002 as reported on the Nasdaq National Market System, was approximately $7,556,079. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 1, 2002, the Registrant had outstanding 36,148,487 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Pac-West Telecomm, Inc.'s Proxy Statement, to be delivered to its shareholders in connection with its Annual Meeting of Shareholders to be held June 11th, 2002, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated by reference into Items 10 through 13 of Part III of this Annual Report on Form 10-K.

================================================================================

               INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

   We have made statements in this Annual Report on Form 10-K that are not historical facts. These "forward-looking statements" can be identified by the use of terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or comparable terminology. These forward-looking statements include, among others, statements concerning:

  . anticipated cost savings resulting from our restructuring plan, which was approved and announced in August of 2001;

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

  .   retain our key Internet service provider and other wholesale customers;

  . execute and renew interconnection agreements with local incumbent carriers on terms satisfactory to us;

  .   maintain and obtain sufficient leased transport capacity;

  . effectively manage our working capital, including investments, accounts receivable and inventory;

  .   receipt of full and timely payments from our customers;

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

  .   respond to competitors in our existing and planned markets;

  .   generate sufficient cash to service our indebtedness;

  . raise sufficient additional capital, if required, on acceptable terms and on a timely basis;

  .   have sufficient funds available to expand our business;

  .   maintain our securities designation in the Nasdaq National Market System;
      and

  .   prevent interruption of services from system failures or power outages.

                                    PART I

Item 1.  Business

   The terms "the Company," "Pac-West," "we," "our," "us," and similar terms as used in this Form 10-K, refer to Pac-West Telecomm, Inc.

Our Company

   Pac-West is a provider of wholesale and retail integrated communications services in the western United States. Our customers include Internet service providers, small and medium-sized businesses, and enhanced communications service providers, many of which are communications-intensive users. We built our network to capitalize on the significant growth in Internet usage and in the related demand for local telephone service by Internet service providers, as well as the increasing demand of small and medium-sized businesses for customized and integrated voice and data communications services. We believe the structure of our network and our presence in each local access and transport area (LATA) in our target markets, provide us with significant competitive advantages over incumbent local exchange carriers and other competitive local exchange carriers, particularly for Internet service providers. Our network enables these companies to provide their business and residential customers with access to Internet, paging and other data and voice services from almost any point in a state through a local call. We believe the breadth of our product offerings and the structure of our network enable us to generate high network utilization, substantial revenues, strong gross profit margins and positive cash flows.

   In August 2001, the Company approved and announced a restructuring plan that contained certain business initiatives designed to respond to certain unfavorable market conditions, including the suspension of our expansion plans into Idaho and New Mexico and the closure of our switch facility in Utah, which was completed in December 2001. The restructuring plan also provided for a reduction in workforce and the exit from certain lower margin services, including residential resale and customer owned and maintained equipment
(COAM). For additional information regarding our restructuring plan, please refer to Note 3 to our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

   The Company was incorporated in May 1996 in the State of California. Our predecessor (also known as Pac-West Telecomm, Inc.), which transferred its telephone division to our Company effective September 30, 1996, began offering long distance service in 1982 and local service in 1996 in California.

Markets

   We believe that the opening of local markets to competition, growth in local traffic related to increases in Internet access, and the desire for one-stop integrated services by small and medium-sized businesses present significant opportunities for newer entrants to achieve penetration of the large, established local exchange services market.

   We currently provide services in California, Nevada, Washington, Oregon, Colorado and Arizona with digital connections in most local access and transport areas in these states. As described above in "Our Company," in August 2001 we approved and announced a restructuring plan that included, among other things, the suspension of our expansion plans into certain states including Idaho and New Mexico and the closure of our switch facility in Utah.

Network

   We built our network to capitalize on the significant growth in demand for internet access and switched data and voice communications in addition to the increasing demands of small and medium-sized businesses for customized, integrated communications services. Since our inception, we have used a ''smart-build'' strategy, building and owning intelligent components of our network while leasing unbundled loops and transport lines from other carriers. We believe that this strategy has provided us with significant cost and time-to-market advantages over competitors that own both their switches and fiber lines. By owning our switches, we can configure our network to provide high performance, high reliability and cost-effective solutions for our customers' needs. By leasing our transport lines, we can reduce up-front capital expenditures, rapidly provision increased demand, and provide low-cost redundancy. We also seek to maximize our operating profits by carrying a high percentage of our customer-originated traffic on our network. In addition to leasing our transport lines, in our high volume areas of California we have a twenty year Indefeasible Right of Use (IRU) agreement for dedicated fiber optics circuits of OC-48 capacity connecting major metropolitan areas. These fiber optics circuits are expected to be operational by the middle of 2002 and are intended to provide us with greater flexibility in creating and managing data and voice services and result in cost savings.

   Our network enables Internet service providers to provide their business and residential customers with access to Internet, paging and other services from almost any point in the state through a local call. In this way, our customers can achieve statewide coverage with significantly lower capital and operating expenses. We currently aggregate and concentrate all of our network traffic into our high volume switching sites called SuperPOPs. Our switching sites offer Internet service providers highly reliable, low cost tandem switching and the ability to build lower cost networks by collocating equipment at our switching sites rather than in each LATA. In addition, our interconnection arrangements and statewide leased transport network allow Internet service providers to obtain statewide coverage at local calling rates, which reduces switching and transmission costs.

   Our network also enables us to provide our small and medium-sized businesses with instant Internet access and high-speed data transport, giving them the ability to send and receive e-mail, exchange data between branch offices, and quickly download information from the Internet. By capitalizing on the growing demands of our small and medium-sized business customers, we increase the incremental usage of our network as the peak hours for these customers are during the day, the opposite of the peak hours of our Internet service providers.

   As of December 31, 2001, we had an installed capacity of 652,800 ports in California, Nevada, Washington, Colorado, and Arizona. We currently own and operate eight Alcatel digital tandem switches in or near Los Angeles (two switches), Oakland and Stockton, California, Las Vegas, Nevada, Phoenix, Arizona, Seattle, Washington and Denver, Colorado, and are in the process of adding additional switches in Los Angeles, Stockton and Oakland, California. We currently expect to complete and begin operating these additional switches during the second and third quarters of 2002. As described above in "--Our Company," in August 2001, the Company approved and announced a restructuring plan that included, among other things, the suspension of our expansion plans and the closure of our switch facility in Utah.

   Switching Platform. We have chosen Alcatel USA's digital tandem switches to switch calls between originating locations and final destinations. Due to their high call carrying capacity, multiple path call routing capabilities and ability to switch multiple digital, voice and data applications of varying bandwidths, tandem switches are ideally suited for handling the high volumes and long duration times involved in serving Internet service provider customers. Tandem switches, software and customer collocation facilities provide the scale, switching capacity and standardization needed to efficiently and reliably serve our target customers. Our uniform and advanced switching platform combined with the structure of our computer network enable us to:

  .   deploy features and functions quickly throughout our entire network;

  . expand switch and transport capacity in a cost-effective, demand-based manner; and

  . lower maintenance costs through reduced training and spare parts requirements.

   Transmission Capacity. We currently lease our transmission facilities from inter-exchange carriers, incumbent local exchange carriers and other competitive local exchange carriers. We generally seek to lease fiber optic transmission facilities from multiple sources in each of our markets. In addition, as discussed above, we have purchased long-term rights of use in high capacity dark fiber transport lines (IRU) connecting the major metropolitan areas in California. We believe that our broad market coverage results in:

  . a higher volume of communications traffic both originating and terminating on our network, which should result in improved operating margins;

  .   enhanced reliability at competitive prices;

  . the ability to leverage our investment in high capacity switching equipment and electronics;

  . the opportunity for our network to provide backhaul carriage for other telecommunications service providers, such as long distance and wireless carriers; and

  . access to an increased number of buildings with multiple tenants that can be directly connected to our switching network, which should maximize the number of customers to which we can offer our services.

   Interconnection. We presently have interconnection agreements with Pacific Bell, Verizon (formerly known as GTE), Citizens Telecommunication Company of California, Inc. and Roseville Telephone Co. in California, Central Telephone Company (d/b/a Sprint of Nevada) and Nevada Bell in Nevada, Qwest (formerly known as U S West) and Verizon in Washington and Oregon, Qwest in Arizona, Utah, Idaho and Colorado, and Sprint Spectrum L.P. We are currently negotiating and implementing new interconnection agreements and the terms of the related reciprocal compensation obligations with Pacific Bell and Verizon. Our current agreements will remain in force during renegotiation. However, based on current market conditions and recent regulatory rulings, the per minute reciprocal compensation rate is declining.

   As discussed in further detail in Note 7 to the accompanying consolidated financial statements, to the extent that the April 27, 2001 federal regime for intercarrier compensation for Internet service provider-bound traffic applies to the Company and is adopted by incumbent local exchange carriers exchanging traffic with the Company, reciprocal compensation or intercarrier compensation rates will continue to decline for the foreseeable future. It is not possible to estimate the full impact of the FCC Order at this time because the federal regime does not alter existing contracts except to the extent that they incorporate changes of federal law, and because adoption of the federal regime is within the discretion of the incumbent local exchange carrier exchanging traffic with competitive local exchange carriers on a state-by-state basis. In the event an incumbent local exchange carrier determines not to adopt the federal regime, the incumbent local exchange carrier must pay the same rate for Internet service provider traffic as for calls subject to reciprocal compensation.

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

Strategy

   We are focused on becoming the integrated communications provider of choice for our customers. Our strategy to meet this objective is to capitalize on the growing demand in our current markets by leveraging our customer base and focusing on the internet access and small and medium-sized business markets as well as continuing to expand the portfolio of products we offer. We also continue to focus on becoming the low-cost provider by reducing our costs and concentrating on products that provide higher margins to the Company.

   Capitalize on growing demand in our current markets. The demand for internet access, and data and voice communications services in our current markets continues to grow. Significant increases over the last several years in dial-up access to the Internet have resulted in the creation of over 5,000 Internet service providers in the United States, which, in turn, has created strong demand for local access lines nationwide. Additionally, we believe that small and medium-sized business customers have increasing needs for advanced communications services. By capitalizing on the growing demands of Internet service providers and small and medium-sized businesses in the markets we currently serve, we believe that we will not only increase our revenues, but also increase the incremental usage of our network as the peak hours of usage for each of these customers generally occur at different times.

   Leverage and focus on our existing wholesale customer base. We are a leading supplier of Internet access and other Internet infrastructure services in California serving approximately 85% of the nation's largest retail Internet service providers in this market in addition to other types of service providers. We have chosen to concentrate our efforts in California as it is one of the largest economies in the world and we believe that it offers one of the world's most sophisticated markets. We also operate in Nevada, Washington, Oregon, Colorado and Arizona. We have selected our current markets based on a number of considerations, including the number of potential customers, the number of competitors and the presence of multiple transmission facility suppliers.

   Our geographically clustered network enables us to take advantage of regional calling patterns to transmit a large percentage of customer traffic on our network. We believe that by originating and terminating calls on our network, we can continue to achieve cost savings. We also believe that we are differentiated by the architecture and coverage of our network, which offers our customers the following benefits:

  . switching systems that support high calling volumes and long duration times for Internet service provider calls;

  . statewide local calling capabilities through established physical locations in each local access and transport area within a state, which reduces Internet service providers' transmission costs; and

  . the ability to collocate Internet modems and servers in fewer locations, which enables Internet service providers to achieve broad geographic coverage while minimizing capital expenditures.

   Focus on the small and medium-sized business market. We believe that small and medium-sized businesses have significant and increasing needs for advanced communications services. Many of our target customers want technologically advanced communications systems along with low cost bundled local, long distance, data and other enhanced services but have limited resources and expertise to design, purchase and maintain these kinds of systems and services. We also believe that incumbent local exchange carriers, which currently have most of the market share in California, and other competitive local exchange carriers, do not adequately serve these target customers. We intend to continue our efforts in becoming a leading provider of integrated communications services to small and medium-sized businesses in our target retail markets (California and Nevada) by providing a complete product offering of system design, equipment installation and maintenance, voice, data and long distance services, 24/7 support and subscription services with multi-year contracts. We believe that this product mix will enable us to quickly penetrate target markets and build customer loyalty.

   We believe that employing a direct sales force and independent sales agents with extensive local market and telecommunications sales experience enhances the likelihood of success in the current markets we serve and any new markets we may enter. Salespeople with experience in a particular market provide us with extensive knowledge of our target customer base through existing relationships with these customers. To support the small and medium-sized business market, we continuously monitor our sales, customer care and service delivery forces in the markets we serve to ensure that we can continue to provide our customers with superior service.

   Expand portfolio of products and services that provide higher margins and exit lower-margin products. In order to achieve our growth objectives, we expect to continue introducing new and innovative products and services that provide high margins. We recently added several new products to our portfolio, including:

  . Data Advantage, a data transport offering for small and medium business customers with multiple locations, which can be bundled with our current voice offerings or provided as a stand alone service;

  . Data Advantage Internet Access, an integrated solution for small and medium business customers that includes data transport and dedicated, "always on" Internet access;

  . Wholesale Local Services via IP, wholesale local services that we began trials for in the last part of 2001, which enables Voice over IP (VoIP) service providers to expand their service offerings; and

  . Usage Based Managed Modems, a network wide expansion of our current Managed Modems service to include subscription service based on a usage per port basis in addition to a fixed per port basis. This provides wholesale customers the flexibility to be billed on a usage basis versus a per port basis.

   Decrease costs. During 2001, we initiated several actions to decrease our costs. Among other things, we put processes in place to reduce redundancies and we continue to renegotiate contracts for potential cost savings. Our restructuring plan also included a reduction in our workforce. Primarily as a result of this reduction, our workforce decreased from 693 to 407 professionals during the year ended 2001. The implementation of our restructuring plan com bined with other actions to decrease costs resulted in cost savings of $4.4 million in the fourth quarter of 2001 from the previous quarter. We expect to maintain these cost savings, however no assurance can be made that the implementation of the restructuring plan, or additional efforts, will continue to improve our financial results in the future.

Products and Services

   Our products and services are designed to appeal to the sophisticated telecommunications needs of our target customers, which fall primarily into two categories: small and medium businesses, to whom we provide retail services, and Internet and other types of service providers, to whom we provide wholesale services.

   Wholesale Services to Internet and other types of service providers. As a wholesale services provider, we offer a number of network services to several long-standing customer groups as well as new and emerging markets. These services are typically combined into a packaged solution primarily consisting of:

      Multi-Rate Center Foreign Exchange Services.   This service offers our
   customers the ability to establish local points of presence (POPs) throughout our network with minimal capital investment, which dramatically expands their coverage, while at the same time reduces their overall costs.

      Managed Modems. A packaged product that includes incoming call access lines, modems, routers, and authentication services. This product provides Internet service providers and business customers with a non-capital intensive means of quickly establishing local points of presence throughout our coverage area.

      Collocation. Collocation enables our customers to install their equipment in any or all of our switch facilities and interconnect directly to our tandem switches to switch calls from their originating locations to their final destinations. Collocated equipment is protected by the same cooling, power back-up and security systems protecting our switches. An Internet service provider's ability to collocate equipment at a limited number of sites, rather than in each LATA, reduces their capital expenditures and maintenance requirements. We receive monthly rental revenue from the Internet service provider for the space power used.

   Retail services for small and medium businesses. We provide integrated voice and data communications solutions through two primary service packages:

      Direct Digital Telephone Service (DDTS). This service is an integrated solution consisting of system design, equipment installation and maintenance combined with voice and data communications services. For a monthly fee, we offer feature-rich digital telephone sets bundled together with local and long distance services, Centrex-type direct inward dialing, voice mail and maintenance. Additionally, our Data Advantage and Data Advantage Internet services are commonly added to this bundled service.

      Facilities Based Dial Tone (FBDT). This service is marketed toward small and medium businesses, which already own a phone system. For a monthly fee, we provide these customers with an integrated solution of voice and data services, typically consisting of local and long distance services, data transport and Internet access services.

   The major components of these bundled offerings are:

      Local Services. We provide local dial-tone services to business customers, allowing them to complete calls in a local calling area and to access long distance carriers. Local services and long distance services can be bundled together using the same transport facility. Our network is designed to allow a customer to easily increase or decrease capacity and alter enhanced communications services as the communications requirements of the business change. In addition to our core local services, we also provide access to third party directory assistance and operator services.

      Long Distance Services. We provide domestic and international long distance services. Long distance calls that do not terminate on our network are passed to long distance carriers which route the remaining portion of the call. Our ability to integrate local and long distance services allows us to aggregate customers' monthly recurring, local usage and long distance charges on a single, consolidated invoice.

      Data Transport and Internet Access. We provide data communications solutions that enable business customers with multiple locations to connect their sites through our data network. Additionally, we offer business customers the ability to access the public Internet via a dedicated broadband T1 or fractional T1 connection.

      Enhanced Services. In addition to providing typical enhanced services such as voicemail, call transfer and conference calling, we offer additional value-added enhanced services to compliment our core local and long distance services.

   Exited Services. As described above in "--Our Company," in August 2001 the Company approved and announced a restructuring plan that included, among other things, the exiting from low margin services and operations, including residential resale and COAM equipment.

Sales and Marketing

   Sales. We have built an experienced direct sales force. We recruit salespeople with strong sales backgrounds in our existing and target markets, including salespeople from long distance companies, telecommunications equipment manufacturers, network systems integrators and incumbent local exchange carriers. We plan to continue to attract and retain highly qualified salespeople by offering them an opportunity to work with an experienced management team in an entrepreneurial environment and to participate in the potential economic rewards made available through a results-oriented compensation program that emphasizes sales commissions. In connection with our restructuring plan described above in "--Our Company," our direct sales force decreased from 134 employees as of December 31, 2000 to 89 employees as of December 31, 2001. As a result, we now have nine retail sales offices, all of which are located in California and Nevada. Additionally, we have restructured our Wholesale Markets sales division and deployed, for the first time, an experienced "outside" sales force to source new customer opportunities from around the country. With wholesale sales executives now on both coasts and in the central United States, we have greater access to current and prospective customers than ever before. Our incumbent "inside" sales team has been retained as Account Managers to administer the growth and maintenance of our largest wholesale customers and Internet Service Providers. Finally, our agent sales program has been revitalized and re-launched with an experienced management staff, attractive new success-based, residual commission schedule and engagement contract for Telecommunications Agents and Value Added Resellers
(VARs).

   Marketing. In our existing markets, we seek to position ourselves as a high quality alternative to incumbent local exchange carriers for integrated telecommunications services by offering network reliability, superior customer support and bundled solutions at competitive prices. We have built and intend to continue to build our reputation and brand identity by working closely with our customers to develop services tailored to their particular needs and implementing targeted advertising and promotional efforts.

   Vertical Markets. We have accelerated our focus on several vertical markets within both our retail and wholesale product lines. We have concentrated on specific customer requirements within these vertical markets, developing unique product bundles which appeal directly to these customer groups.

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

Customers

   We focus on providing integrated communications services to Internet service providers, small and medium-sized businesses, and enhanced communications service providers, many of which are communications-intensive users. For the three month period ended December 31, 2001, ten of our top fifteen customers were Internet service provider customers. For the years ended December 31, 2001, 2000 and 1999, Internet service provider revenue accounted for approximately 22%, 19%, and 19%, respectively, of our total revenues, and accounted for approximately 15% and 17% of our accounts receivable as of December 31, 2001 and 2000, respectively. This Internet service provider revenue does not include reciprocal compensation related to terminating calls to Internet service providers, long distance services and dedicated transport services.

   Management performs ongoing evaluations of the creditworthiness of our customers and monitors collections. As necessary, an allowance for doubtful accounts is recognized for potential uncollectible accounts. During 2001, the Company recognized a $3.2 million provision for doubtful accounts, included in selling, general and administrative expenses in the accompanying consolidated statements of operations included in Item 8 to this Annual Report on Form 10-K. This provision reflects increased accounts receivable write-offs as a result of an increase in customer delinquencies and bankruptcies.

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

   Additional customer market segments we have targeted as potential large volume users of our services include businesses with significant numbers of telecommuters and businesses with substantial customer service call center operations. Businesses with substantial numbers of telecommuters have been targeted with our managed modem product, including our new 64k and 128k integrated services digital network, or ISDN, service as well as our digital T1 and fractional T1 services, to provide a secure, reliable, and reasonably priced remote access service to connect telecommuters with corporate local area networks or LANs.

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

Financial Information about Industry Segments

   Pac-West operates in a single industry segment, telecommunications services. Operations are managed and financial performance is evaluated based on the delivery of multiple communications services to customers over common networks and facilities. Please refer to Note 2 to our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information related to revenues by service type.

Seasonality

   There is no seasonality to any of the Company's products or services.

Significant Relationships

   Reciprocal compensation payments from incumbent local exchange carriers accounted for approximately 42%, 45% and 58% of our revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Reciprocal compensation recorded as revenue in 1999 includes payments received for settlements in connection with disputes over previously withheld reciprocal compensation, which amounted to 28% of our total 1999 revenues. The revenues from these carriers are the result of interconnection agreements we have entered into with them that provide for the transport and termination of local telecommunication traffic. Reciprocal compensation payments are currently an important source of revenue for the Company, and as a result, the failure, for any reason, of one or more incumbent local exchange carriers from which we receive reciprocal compensation payments to make all or a significant portion of such payments in the future could adversely affect our financial condition. For further information related to reciprocal compensation please refer to the discussion below in "--Regulation" and in Note 7 to our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Reciprocal compensation payments from Pacific Bell accounted for approximately 33%, 35% and 46% of our total revenues in for the years ended December 31, 2001, 2000 and 1999, respectively. Reciprocal compensation payments from Verizon accounted for approximately 7%, 10% and 12% of our total revenues in 2001, 2000 and 1999, respectively. No other entities accounted for more than 10% of revenues for these periods.

   Pacific Bell, from whom the Company is paid the largest amount of reciprocal compensation, is also the Company's largest source of operating costs, accounting for 35%, 35% and 49% of the Company's operating costs for the years ended December 31, 2001, 2000 and 1999, respectively.

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

   Incumbent Local Exchange Carriers. In each of the markets we target, we will compete principally with the incumbent local exchange carrier serving that area, such as Pacific Bell and Verizon in California, and Qwest Communications in Arizona, Colorado, Oregon, and Washington. Some incumbent local exchange carriers in our territory, including Verizon, are offering long distance services to their local telephone customers. The incumbent local exchange carriers, including Pacific Bell and Qwest, are actively seeking removal of federal regulatory restrictions that prevent them from entering the long distance market. Many experts expect the incumbent local exchange carriers to be successful in entering the long distance market in a number of states within the next year and in most states within a year or two thereafter. We believe the incumbent local exchange carriers expect to offset market share losses in their local markets by capturing a significant percentage of the long distance market, especially in the residential segment where the regional Bell operating companies' strong regional brand names and extensive advertising campaigns may be very successful. For more information, please refer to discussion below in ''Regulation."

   As a relatively recent entrant in the integrated telecommunications services industry, we have not achieved and do not expect to achieve a significant market share for any of our services. In particular, the regional Bell operating companies and other local telephone companies have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than ours, have the potential to subsidize competitive services with revenues from a variety of businesses, have long-standing relationships with regulatory authorities at the federal and state levels, and currently benefit from certain existing regulations that favor the incumbent local exchange carriers over us in certain respects. While regulatory initiatives, which allow competitive local exchange carriers such as ourselves to interconnect with incumbent local exchange carrier facilities, provide us with increased business opportunities, such interconnection opportunities have been, and likely will continue to be, accompanied by increased pricing flexibility for, and relaxation of regulatory oversight of, the incumbent local exchange carriers.

   The Federal Communications Commission (FCC) adopted an order in 1999 that provides for increased incumbent local exchange carrier pricing flexibility and deregulation of some access services and provides a framework for increased pricing flexibility of other services based on a showing by the incumbent local exchange carrier that there is facilities-based competition in specified geographic areas. After meeting these requirements, incumbent local exchange carriers will be allowed to offer discounts to large customers through contract arrangements. The order also permits incumbent local exchange carriers to offer new access services by filing tariffs without prior approval and dispensing with the requirement for them to provide cost supports for their pricing. The FCC also issued a Notice of Proposed Rulemaking that would permit added pricing flexibility for local exchange carriers for additional services conditioned on to be determined competitive criteria. Pacific Bell has recently petitioned for pricing flexibility in certain of its markets in which we compete. Implementation of the FCC's order could have a material adverse effect on us, however, as purchasers of access services, we may see increased competition for those services which could lower prices we have to pay for such services.

   Competitive Access Carriers/Competitive Local Exchange Carriers/Other Market Entrants. We also face, and expect to continue to face, competition from other current and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange market such as AT&T, MCI WorldCom, and Sprint, and from other competitive local exchange carriers, out-of-region incumbent local exchange carriers, resellers of local exchange services, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users. In addition, a continuing trend toward mergers, acquisitions and strategic alliances in the telecommunications industry could also increase the level of competition we face. Consolidation is also occurring in the incumbent local exchange carrier industry, such as the consolidation of Qwest Communications and U S West, and of Bell Atlantic and GTE. These types of consolidations and alliances could put us at a competitive disadvantage.

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

   The changes in the Telecommunications Act of 1996 significantly altered the market opportunity for traditional competitive local exchange carriers. Because many existing competitive local exchange carriers initially entered the market providing dedicated access in the pre-1996 era, they had to build a fiber infrastructure before offering services. Switches were added by most competitive local exchange carriers since 1996 to take advantage of the opening of the local market. With the Telecommunications Act of 1996 requiring unbundling of the incumbent local exchange carrier networks, competitive local exchange carriers are now able to enter the market more rapidly by installing switches and leasing fiber transport capacity, usually from the incumbent local exchange carrier, until traffic volume justifies building facilities. New competitive local exchange carriers will not have to replicate existing facilities and can be more opportunistic in designing and implementing networks.

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

   Internet Service Providers. The competition for Internet service provider customers in the telecommunications industry is high and we expect that competition will stabilize with few players remaining. In addition, alternative competing technologies regarding this service may emerge. Our competitors in this market include other telecommunications companies, including integrated online services providers with their own communications networks. Many of these competitors have greater financial, technological, marketing, personnel and other resources than ours.

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

Regulation

   The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Other existing federal and state legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals, which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry or the Company, can be predicted at this time. This section also includes a brief description of regulatory and tariff issues pertaining to the operation of the Company's business, which is subject to varying degrees of federal, state and local regulation.

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

   In August 1996, the FCC released an interconnection decision establishing rules implementing the Telecommunications Act of 1996 requirements that incumbent local exchange carriers negotiate interconnection agreements and providing guidelines for review of such agreements by state public utilities commissions. In 1997, certain of these rules were vacated on appeal to the U.S. Court of Appeals for the Eighth Circuit. In January 1999, the Supreme Court reversed most aspects of the Eighth Circuit's holdings with respect to FCC jurisdiction and, among other things, declared that the FCC has general authority under the Telecommunications Act of 1996 to promulgate regulations governing local interconnection pricing, including regulations governing reciprocal compensation. The Supreme Court also upheld most of the FCC's rules governing access to unbundled network elements. The Court, however, remanded to the FCC its designation of unbundled network elements based on the FCC's use of an improper standard to determine whether an unbundled element must be made available. In November 1999, the FCC released an order largely retaining its list of unbundled network elements, but eliminating the requirement that incumbent local exchange carriers provide unbundled access to operator and directory assistance service and determined that in the most dense areas of the top 50 metropolitan areas, in certain circumstances, local switching need not be unbundled. The FCC at the same time added dark fiber to the list of unbundled network elements. The FCC recently initiated a Triennial Review of the appropriateness of its unbundled network element designations. As a result of this proceeding, the FCC may add, subtract, or leave unchanged the unbundled network elements.

   In July 2000, the U.S. Court of Appeals for the Eighth Circuit issued its order concerning the issues left unresolved by the Supreme Court. It vacated the FCC's rules regarding the discount on retail services that incumbent local exchange carriers must provide to competitive local exchange carriers, the costing rules that must be applied in determining the price of unbundled network elements from incumbent local exchange carriers, and the requirement that incumbent local exchange carriers must provision combinations of unbundled network elements that are not already combined. The Supreme Court heard argument on these issues and a decision is expected by June 2002. It is not possible to predict the outcome of that decision.

   The Eighth Circuit decisions and their reversal by the Supreme Court perpetuate continuing uncertainty about the rules governing the pricing, terms and conditions of interconnection agreements. Although state public utilities commissions have continued to conduct arbitrations, and to implement and enforce interconnection agreements during the pendency of the Eighth Circuit proceedings, the Supreme Court's ruling and further proceedings at the FCC or in other Circuit Courts of Appeal may affect the scope of state commissions' authority to conduct such proceedings or to implement or enforce interconnection agreements. They could also result in new or additional rules being promulgated by the FCC. Given the general uncertainty surrounding the effect of the Eighth Circuit decisions and the decision of the Supreme Court reversing them, there can be no assurance that we will be able to continue to obtain or enforce interconnection terms that are acceptable to us or that are consistent with our business plans.

   The Telecommunications Act of 1996 is intended to increase competition. The act opens the local services market by requiring incumbent local exchange carriers to permit interconnection to their networks and establishing incumbent local exchange carrier obligations with respect to:

      Reciprocal Compensation. Requires all incumbent local exchange carriers and competitive local exchange carriers to complete calls originated by competing carriers under reciprocal arrangements at prices based on a reasonable approximation of incremental cost or through mutual exchange of traffic without explicit payment;

      Resale. Requires all incumbent local exchange carriers and competitive local exchange carriers to permit resale of their telecommunications services without unreasonable restrictions or conditions. In addition, incumbent local exchange carriers are required to offer wholesale versions of all retail services to other telecommunications carriers for resale at discounted rates, based on the costs avoided by the incumbent local exchange carrier in the wholesale offering;

      Interconnection. Requires all incumbent local exchange carriers and competitive local exchange carriers to permit their competitors to interconnect with their facilities. Requires all incumbent local exchange carriers to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit. At the option of the carrier seeking interconnection, collocation of the requesting carrier's equipment in the incumbent local exchange carriers' premises must be offered, except where an incumbent local exchange carrier can demonstrate space limitations or other technical impediments to collocation;

      Unbundled Access. Requires all incumbent local exchange carriers to provide nondiscriminatory access to unbundled network elements, including certain network facilities, equipment, features, functions, and capabilities, at any technically feasible point within their networks. Such access must be on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit;

      Number Portability. Requires all incumbent local exchange carriers and competitive local exchange carriers to permit users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications carrier to another;

      Dialing Parity. Requires all incumbent local exchange carriers and competitive local exchange carriers to provide ''1+'' equal access to competing providers of telephone exchange service and toll service, and to provide nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing, with no unreasonable dialing delays; and

      Access to Rights-of-Way. Requires all incumbent local exchange carriers and competitive local exchange carriers to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

   Incumbent local exchange carriers are required to negotiate in good faith with carriers requesting any or all of the above arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request arbitration of the disputed issues by the state regulatory commission. Where an agreement has not been reached, incumbent local exchange carriers remain subject to interconnection obligations established by the FCC and state regulatory commissions.

   In May 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. For example, the FCC established new subsidies for telecommunications and information services provided to qualifying schools and libraries with an annual cap of $2.3 billion and for services provided to rural health care providers with an annual cap of $400 million. The FCC also expanded the federal subsidies for local exchange telephone service provided to low-income consumers. Providers of interstate telecommunications service, such as ourselves, as well as certain other entities, must pay for these programs. Our share of these federal subsidy funds are based on our share of certain defined telecommunications end-user revenues. During 2001, we paid approximately $21,000 per month in subsidy payments. To offset this expense, we currently charge our customers a surcharge on all interstate usage, subject to periodic adjustment. The FCC is currently in the process of revising its rules for subsidizing service provided to consumers in high cost areas, which may result in further substantial increases in the overall cost of the subsidy program. Several parties appealed the May order. Such appeals were consolidated and transferred to the U.S. Court of Appeals for the Fifth Circuit. In July 1999, the Fifth Circuit affirmed most portions of the May order, but remanded certain aspects of the order to the FCC to conduct further proceedings. The FCC and a federal-state joint board also are continuing to examine and revise various aspects of universal service. We cannot predict the effect that further regulatory or judicial revision of the universal service regime will have on our business, financial condition or results of operations.

   The Telecommunications Act of 1996 codifies the incumbent local exchange carriers' equal access and nondiscrimination obligations and preempts inconsistent state regulation. The Telecommunications Act of 1996 also contains special provisions that eliminate the AT&T Antitrust Consent Decree and similar antitrust restrictions on the regional Bell operating companies restricting the regional Bell operating companies from providing long distance services and engaging in telecommunications equipment manufacturing. The Telecommunications Act of 1996 permitted the regional Bell operating companies to enter the out-of-region long distance market immediately upon its enactment. Further, provisions of the Telecommunications Act of 1996 permit a regional Bell operating company to enter the long distance market in its traditional service area if it satisfies several procedural and substantive requirements in those states in which it seeks long distance relief. These requirements include obtaining FCC approval upon a showing that the regional Bell operating company has entered into interconnection agreements or, under some circumstances, has offered to do so. The interconnection agreements must satisfy a 14-point checklist of competitive requirements and the FCC must be satisfied that the regional Bell operating companies' entry into long distance markets is in the public interest. To date, Verizon's applications for New York, Massachusetts, Pennsylvania, and Connecticut, and SBC's applications for Texas, Arkansas, Kansas, Missouri, and Oklahoma have been granted. Petitions for such authority by Verizon for Vermont, Rhode Island, and New Jersey are currently pending before the FCC.

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

   With respect to our domestic service offerings, we have filed tariffs with the FCC stating the rates, terms and conditions for our interstate access services. Our tariffs are generally not subject to pre-effective review by the FCC, and can be amended on one day's notice. Our interstate services are provided in competition with interexchange carriers and, with respect to access services, the incumbent local exchange carriers.

   In October 1996, the FCC adopted an order eliminating the requirement that non-dominant interstate carriers such as ourselves maintain tariffs on file with the FCC for domestic interstate and international services, and prohibiting the use of such tariffs. That order became effective on May 1, 2000. All such domestic tariffs had to be terminated by July 31, 2001, and all international tariffs by January 28, 2002. This order applies to all non dominant interstate carriers, including AT&T. The order does not apply to the switched and special access services of the regional Bell operating companies or other local exchange providers. Accordingly, nondominant interstate and international service providers are no longer able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms, and conditions under which they offer their domestic interstate interexchange and international services.

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

   To the extent we provide interexchange telecommunications service, we are required to pay access charges to incumbent local exchange carriers and other competitive local exchange carriers when we use the facilities of those companies to originate or terminate interexchange calls. Also, as a competitive local exchange carrier, we provide access services to other interexchange service providers. The interstate access charges of incumbent local exchange carriers are subject to extensive regulation by the FCC, while those of competitive local exchange carriers are subject to a lesser degree of FCC regulation. In several orders adopted in recent years, the FCC has made major changes in the structure of access charges. Under the FCC's orders, per-minute-use access charges have been significantly replaced, in part, with higher monthly fees to end users and, in part, with the new interstate universal service system. On May 31, 2000, the FCC adopted the proposal of the Coalition for Affordable Long Distance Service (CALLS) that significantly restructures and, reduces in some respects, the interstate access charges of the regional Bell operating companies, AT&T, and Sprint. Among the more significant regulatory changes established by the CALLS Order, the Bell operating companies are required to reduce switched access charges to an average of $0.0055 per minute. Price cap incumbent local exchange carriers are additionally required to eliminate the presubscribed interexchange carrier charge as a separate charge and fold it into an increased subscriber line charge. AT&T and Sprint have committed in this proceeding to pass on access charge reductions to consumers, and to eliminate minimum monthly usage charges. Although the CALLs Order will not apply directly to competitive local exchange carriers, incumbent local exchange carrier reductions in switched access charges may place some downward pressure on competitive local exchange carriers to reduce their own switched access charges. In addition, long distance carriers other than AT&T and Sprint are not subject to the CALLS Order, but may seek to alter their offerings to conform to AT&T's and Sprint's commitments in this proceeding. A Petition for Reconsideration of the CALLS Order is currently before the FCC. The Order was appealed to the U.S. Court of Appeals for the District of Columbia Circuit. The Court remanded the case to the FCC.

   In August 1999, the FCC adopted an order granting price cap local exchange carriers additional pricing flexibility, implementing certain access charge reforms, and seeking comment on others. The order provides certain immediate regulatory relief to price cap carriers and sets a framework of ''triggers'' to provide these companies with greater flexibility to set interstate access rates as competition increases. On February 2, 2001, the District of Columbia Circuit upheld the FCC rules regarding pricing flexibility. The FCC has recently granted pricing flexibility applications for switched access services provided by BellSouth in a number of cities in its service territory. The FCC also granted flexible pricing authority for dedicated transport and special access services provided by SBC entities in certain cities, and for dedicated transport and special access services provided by Verizon entities in certain cities. Additional petitions for pricing flexibility are presently pending, including a petition by Pacific Bell.

   On May 21, 2001, the FCC's new rules governing competitive local exchange carrier interstate access charges became effective. The rules establish an initial maximum rate of 2.5 cents per minute for interstate access charges for the first year. In the second year, the rate is reduced to 1.8 cents per minute. In the third year, the rate is further reduced to 1.2 cents per minute. At the end of the third year, the benchmark rate is reduced to the level of the incumbent local exchange carrier. A competitive local exchange carrier may not file tariffs for the above benchmark rates unless the incumbent local exchange carrier in whose territory it operates charges a higher rate, in which case the competitive local exchange carrier may charge the higher incumbent local exchange carrier rate or the rate it had tariffed in the previous six months, if lower than the incumbent local exchange carrier's rate. A competitive local exchange carrier may charge a rate higher than the benchmark if the long distance carrier, through negotiations, agrees to such a higher rate.

   In addition, the FCC only allowed a competitive local exchange carrier to charge the benchmark rates in those areas in which the competitive local exchange carrier was actually serving customers on May 21, 2001. In new service areas, the competitive local exchange carrier may only tariff rates as high as the incumbent local exchange carrier. Several petitions for reconsideration of the FCC's order were filed with the FCC, as well as appeals to the U.S. Court of Appeals for the District of Columbia Circuit. The Court recently granted the FCC's request to hold the appeals in abeyance until the FCC decides the motions for reconsideration.

   In the same order, the FCC determined that a long distance carrier's refusal to serve customers of a competitive local exchange carrier that tariffs the FCC's benchmark rates would generally violate the long distance carrier's duty as a common carrier to provide service a reasonable decision. The manner in which the

FCC continues to implement its approach to lowering access charge levels could have a material effect on our ability to compete in providing interstate access services.

   In February 1999, the FCC issued a declaratory ruling on the issue of inter-carrier compensation for calls bound to Internet service providers. The FCC ruled that the calls are jurisdictionally mixed, but largely interstate calls. The FCC, however, determined that this issue did not resolve the question of whether inter-carrier reciprocal compensation is owed for such calls under existing interconnection agreements. The FCC noted a number of factors that would allow the state public utilities commissions to continue to require the payment of reciprocal compensation. In March 2000, the U.S. Court of Appeals for the District of Columbia vacated the FCC's declaratory ruling and remanded the matter to the FCC. The Court determined that the FCC has not provided a reasoned basis for treating calls to Internet service providers differently from other local calls.

   On April 27, 2001, the FCC released its Order on Remand regarding intercarrier compensation for Internet service provider-bound traffic. The FCC asserted exclusive jurisdiction over Internet service provider-bound traffic and established a new interim intercarrier compensation regime for Internet service provider-bound traffic with capped rates above a fixed traffic exchange ratio. Traffic in excess of a ratio of 3:1 (terminating minutes to originating minutes) is presumed to be ISP-bound traffic, and is to be compensated at rates that decrease from $.0015 to $.0007, or the applicable state-approved rate if lower, over three years. Traffic below the 3:1 threshold is to be compensated at the rates in existing and future interconnection agreements. Traffic above the 3:1 ratio is also subject to a growth ceiling with traffic in excess of the growth ceiling subject to "bill and keep," an arrangement in which the originating carrier pays no compensation to the terminating carrier to complete calls. In addition, when a competitive carrier begins to provide service in a state it has not previously served, all traffic in excess of the 3:1 ratio is subject to bill-and-keep arrangements. In exchange for this reduction in reciprocal compensation obligations to competitive local exchange carriers, the incumbent local exchange carriers must offer to exchange all traffic subject to
Section 251 (b) (5) of the Telecommunications Act of 1996, as well as Internet service provider-bound traffic, at the federal capped rates. It is not possible to estimate the full impact of the FCC Order at this time because the federal regime does not alter existing contracts except to the extent that they incorporate changes of federal law, and because adoption of the federal regime is within the discretion of the incumbent local exchange carrier exchanging traffic with competitive local exchange carriers on a state-by-state basis. In addition, the rules are the subject of petitions for reconsideration before the FCC and appeals to the U.S. Court of Appeals for the District of Columbia Circuit. In the event an incumbent local exchange carrier determines not to adopt the federal regime, the incumbent local exchange carrier must pay the same rate for Internet service provider-bound traffic as for calls subject to reciprocal compensation. We cannot predict the impact of the FCC's and the Court's ruling on existing state decisions, the outcome of pending appeals or future litigation on this issue.

   The FCC recently adopted new rules designed to make it easier and less expensive for competitive local exchange carriers to obtain collocation in central offices by, among other things, restricting the incumbent local exchange carrier's ability to prevent certain types of equipment from being collocated and requiring incumbent local exchange carriers to offer alternative collocation arrangements which will be less costly. On March 17, 2000, the U.S. Court of Appeals for the District of Columbia Circuit vacated those portions of the FCC's expanded collocation risks that permitted competitive local exchange carriers to collocate equipment that contained functions in addition to those necessary for interconnection or access to unbundled network elements. The Court, while upholding the FCC's authority to require less costly forms of collocation, rejected the FCC's effort to leave the choices of space in the incumbent local exchange carrier central offices to the competitive local exchange carrier. The Court vacated the rules in part and remanded to the FCC, the issue of what equipment is necessary for interconnection and access to unbundled network elements. The FCC's decision on remand is on appeal to the U.S. Curt of Appeals for the District of Columbia Circuit.

   In August 1998, the FCC determined that advanced services are telecommunications services subject to regulation under Sections 251 and 252 of the Telecommunications Act. In the same order, the FCC issued a notice of proposed rulemaking on terms for the provision of such services on a separate subsidiary basis.

Permitting incumbent local exchange carriers to provision data services through separate affiliates with fewer regulatory requirements could have a material adverse impact on our ability to compete in the data services sector. The FCC imposed conditions on the merger of SBC with Ameritech in October 1999 that permit the provisioning of advanced data services via separate subsidiaries pursuant to various requirements. The U.S. Court of Appeals for the District of Columbia Circuit vacated the separate subsidiary requirement on January 9, 2001. We cannot predict whether these requirements will ultimately prove enforceable, nor whether they will deter anticompetitive conduct if they are enforceable. The FCC has initiated a rulemaking proceeding to consider whether advanced services offered by incumbent local exchange carriers should be regulated as services offered by a dominant or nondominant carrier. If the service offerings are deemed nondominant, the incumbent local exchange carrier would be subject to lessened regulation.

   In November 1999, the FCC also adopted a new order requiring incumbent local exchange carriers to provide line sharing, which would allow competitive local exchange carriers to offer data services over the same lines that a consumer uses for voice services without the competitive local exchange carrier having to offer voice services. While we expect these new rules will be beneficial to competitive local exchange carriers, we cannot be certain that these new rules will be implemented by the incumbent local exchange carrier's in a favorable manner. Moreover, these rules have been appealed. We cannot predict the outcome of these rules on our business.

   The FCC and many state public utilities commissions have implemented rules to prevent unauthorized changes in a customer's pre-subscribed local and long distance carrier services (a practice commonly known as "slamming.") Pursuant to the FCC's slamming rules, a carrier found to have slammed a customer is subject to substantial fines. In addition, the FCC's slamming rules were revised effective November 2000 to include new provisions governing liability for slamming, and provisions allowing state public utilities commissions to elect to administer and enforce the FCC's slamming rules. These slamming liability rules substantially increase a carrier's possible liability for unauthorized carrier changes, and may substantially increase a carrier's administrative costs in connection with alleged unauthorized carrier changes (even if the carrier can provide valid proof that such changes were authorized). Under the slamming liability rules, carriers must immediately remove from the customer's bill all charges incurred within 30 days following an alleged slam. If the FCC (or the relevant state public utilities commission) determines that the carrier has slammed the customer, and the customer has not yet paid the bill, the customer will be absolved from any charges for the first 30 days following the slam (whereas if the carrier provides clear and convincing proof that the consumer authorized the change, the carrier may re-bill the customer.) If the FCC (or relevant state public utilities commission) determines that a carrier has slammed a customer and the customer has already paid the unauthorized carrier, the unauthorized carrier must remit to the authorized carrier 150% of all payments received from a slammed customer. The authorized carrier must in turn remit 50% of the amount received from the unauthorized carrier back to the slammed customer. The slamming liability rules have been appealed to the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict the effect that these new liability rules will have on our business.

   The Communications Assistance for Law Enforcement Act (CALEA) provides rules to ensure that law enforcement agencies would be able to properly conduct authorized electronic surveillance of digital and wireless telecommunication services. CALEA requires telecommunications carriers to modify their equipment, facilities, and services used to provide telecommunications services to ensure that they are able to comply with authorized surveillance requirements. For circuit-switched facilities, carriers were required to complete these modifications by June 30, 2001. Carriers providing packet-switched services were required to comply by November 19, 2001. The deadline for carrier compliance with certain additional requirements has been extended by the FCC until June 30, 2002.

  State Regulation: General Framework

   State regulatory agencies have regulatory jurisdiction when Pac-West facilities and services are used to provide intrastate services. A significant portion of our current traffic is classified as intrastate and therefore subject to state regulation. To provide intrastate services, we generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements. We currently have such certificates to provide local exchange and intrastate toll service in California, Nevada, Washington, Oregon, Arizona, Colorado, Idaho, Utah and New Mexico. Most states in which we operate also require us to seek approval for any transfers of control.

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

  California Regulatory Proceedings and Judicial Appeals

   Reciprocal Compensation Proceedings. On October 22, 1998, the California Public Utilities Commission issued a decision holding that local telephone calls placed to Internet service providers are local calls entitled to reciprocal compensation. In November 1998, Pacific Bell and Verizon (formerly known as GTE) filed applications for rehearing of the October 22, 1998 decision, which were denied in July 1999. The Company, together with the California Public Utilities Commission and several other competitive local exchange carriers, is a defendant in a federal lawsuit by Verizon. Verizon claims that the California Public Utilities Commission's decision violates the federal Telecommunications Act of 1996, as interpreted by the FCC. On September 27, 2001, the district court granted summary judgment against Verizon and in favor of the California Public Utilities Commission and the competitive local exchange carriers. Verizon has appealed to the Ninth Circuit and has agreed to consolidate this case with Pacific Bell's appeals (described below) regarding the same California Public Utilities Commission order and a California Public Utilities Commission order affirming the final arbitration decision regarding the Company's and Pacific Bell's dispute over reciprocal compensation obligations and with appeals concerning reciprocal compensation arising from district court decisions in Oregon and Washington state in cases in which the Company is not a party.

   On October 6, 1999, Pacific Bell sued the California Public Utilities Commission to challenge the legality of the California Public Utilities Commission's October 22, 1998 decision. The Company intervened in this action as a defendant. On September 27, 2001, the district court granted summary judgment against Pacific Bell and in favor of the California Public Utilities Commission and the intervening defendants (the Company was an intervening defendant). Pacific Bell has appealed to the Ninth Circuit and has agreed to consolidate the case with its other appeal (described below), Verizon's appeal, and appeals concerning reciprocal compensation arising from district court decisions in Oregon and Washington state in cases in which the Company is not a party.

   In November 1998, Pacific Bell filed a Petition for Arbitration of an interconnection agreement in accordance with Section 252(b) of the Telecommunications Act of 1996. This agreement would have replaced the interconnection agreement which was executed in 1996. In June 1999, the California Public Utilities Commission adopted a decision (D.99-06-088) which adopted the terms of the interconnection agreement between us and Pacific Bell resulting from the arbitration process commenced by the petition. The decision provides that until such time as the October 1998 decision regarding reciprocal compensation is modified, reciprocal compensation is payable by Pacific Bell for calls to Internet service provider customers of Pac-West. The decision also adopts per minute rate levels for reciprocal compensation based on Pacific Bell's approved costs, which rate levels are substantially lower than the rates under the 1996 interconnection agreement. The parties were ordered to sign an interconnection agreement incorporating these and other results of the arbitration process, and the new interconnection agreement became effective on June 29, 1999. Pacific Bell requested a rehearing of this matter and in October 1999, filed an appeal in federal district court in San Francisco with respect to this decision, although until recently, they have paid the full amount of our billings for calls since the effective date of the current agreement. On September 27, 2001, the district court granted summary judgment against Pacific Bell and in favor of the California Public Utilities Commission and the Company. Pacific Bell has appealed to the Ninth Circuit and has agreed to consolidate the case with its other appeal (described above), Verizon's appeal (described above), and appeals concerning reciprocal compensation arising from district court decisions in Oregon and Washington state in cases in which the Company is not a party.

   Towards the later half of 2001, one incumbent local exchange carrier, Verizon, took the position that it had properly implemented the FCC's Order on Remand, and that this unilateral action modified the current interconnection agreement between the Company and Verizon. Accordingly, Verizon withheld payment of portions of invoices submitted by the Company for calls after June 13, 2001. The Company disputed this assertion, and the dispute was resolved through expedited procedures before the California PUC. On August 3, 2001, Pac-West filed a Motion with the California Public Utilities Commission pursuant to the dispute resolution provisions of its interconnection agreement with Verizon requesting a ruling that Verizons' actions violated the agreement. On September 27, 2001, the Administrative Law Judge issued a Ruling in favor of Pac-West, ordering Verizon to cease such withholding and make all such future payments called for under the agreement. Verizon appealed this ruling to the full Commission. On January 23, 2002, the California Public Utilities Commission upheld the Ruling of the Administrative Law Judge in its entirety, and ordered Verizon to pay all disputed amounts, plus interest, within three business days. On January 28, 2002 Verizon made payment of withheld amounts to the Company. Pacific Bell has not implemented the FCC Order on Remand in California, but has informed the Company that it may do so.

   We cannot predict the outcome of the California Public Utilities Commission proceedings, future appeals or additional pending cases involving related issues, or of the applicability of such proceedings to our interconnection agreement with other incumbent local exchange carriers. As a result, no assurance can be given that we will continue to collect the reciprocal compensation or whether we will be entitled to reciprocal compensation for these types of calls in the future. Internet service providers currently form a significant part of our customer base in California and adverse decisions in these or related FCC proceedings could limit our ability to serve this group of customers profitably and have a material adverse effect on us.

   We expect that reciprocal compensation will continue to represent a significant portion of our revenues in the future although the per minute reciprocal compensation rate is expected to decline significantly in the future. We are currently negotiating and implementing new interconnection agreements and the terms including reciprocal compensation. The per minute rate we receive from Pacific Bell under our current agreement is significantly lower than it was under our previous agreement. Based on current market conditions, we expect the per minute reciprocal compensation rate will continue to decline from historic rates under interconnection agreements in the future.

   Rating and Routing of Calls. In September 1999, the California Public Utilities Commission released a decision finding that carriers can provide customers with local telephone numbers for rate centers in which the customer is not located and where a carrier has no physical facilities. The decision deferred the resolution of intercarrier compensation issues in such circumstances to further evidentiary proceedings. In February 2000, the Commission combined this proceeding with the generic rulemaking it commenced to explore its future policy with respect to reciprocal compensation described above. While the ultimate results of this proceeding are unknown, we expect that we will not be prohibited from providing service using this method, although the reciprocal compensation rate may be lessened or the California Public Utilities Commission could require the Company to pay incumbent local exchange carriers in addition to the charges in our current interconnection agreements in connection with their handling of calls employing disparate rating and routing.

  Nevada, Colorado and Utah Regulatory Proceedings and Judicial Appeals

   In September 1999, Nevada Bell filed suit in U.S. District Court in Reno to overturn a Public Utilities Commission of Nevada decision requiring Nevada Bell to pay the Company reciprocal compensation for terminating traffic to Internet service providers. Nevada Bell and the Company negotiated an interconnection agreement, but were unable to agree on the issue of reciprocal compensation. In 1999, a commissioner from the Public Utilities Commission of Nevada serving as arbitrator of that dispute (pursuant to the Telecommunications Act of 1996's arbitration provisions for interconnection agreements) ruled that Nevada Bell did not have to pay Pac-West reciprocal compensation for this traffic. The full Public Utilities Commission of Nevada overruled that decision and ordered Nevada Bell to pay such compensation under the Pac-West interconnection agreement. On March 21, 2001, in ruling on cross-motions for summary judgment, the district court vacated the Public Utilities Commission of Nevada decision and remanded the matter to the Public Utilities Commission of Nevada with instructions to redo its analysis regarding reciprocal compensation. The Company has appealed to the Ninth Circuit. The appeal is stayed until April 2002, to allow the parties time to conduct settlement negotiations. The parties may agree to extend the stay.

   In October 2000, the Colorado public utilities commission commenced workshops in a generic proceeding to develop its prospective policy regarding reciprocal compensation. In November 2000, the Utah Public Utilities Commission opened a generic proceeding to develop its prospective policy regarding reciprocal compensation. We cannot predict the outcome of the Colorado or Utah proceedings, future appeals or additional pending cases involving related issues, or of the applicability of such proceedings to our interconnection agreements in those states. As a result, no assurance can be given that we will continue to collect reciprocal compensation or whether we will be entitled to reciprocal compensation for these types of calls in the future.

  Local Regulation

   Our network is subject to numerous local regulations such as building codes and licensing requirements. Such regulations vary on a city-by-city and county-by-county basis. To the extent we decide in the future to install our own fiber optic transmission facilities, we will need to obtain rights-of-way over private and publicly owned land and pole attachment authorizations. There can be no assurance that such rights-of-way or authorizations will be available to us on economically reasonable or advantageous terms. We could also be subject to unexpected franchise requirements and be required to pay license or franchise fees based on a percentage of gross revenues or some other formula.

Employees

   As of December 31, 2001, we had 407 full time employees. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. None of our employees are currently represented by a collective bargaining agreement. We also believe that we enjoy good relationships with our employees.

   As described above in "--Our Company," in August 2001 the Company approved and announced a restructuring plan that provided for, among other things, a reduction in workforce. Primarily as a result of this reduction in workforce in 2001, our sales, customer care and service delivery forces were decreased from 410 to 202 professionals. Of these resources, our direct sales force was decreased from 134 to 89 employees and our customer service department was decreased from 95 to 51 employees in the same period. As a result of other restructuring initiatives also introduced in the third quarter of 2001, which included suspension of expansion plans in certain states and exiting of certain low margin services, including residential resale and COAM, we believe that this workforce reduction will not interfere in any material respect with our commitment to provide superior customer service.

Item 2.  Properties

   We are headquartered in Stockton, California and lease offices and space in a number of locations primarily for sales offices and network equipment installations. As of December 31, 2001, we had 30 premise leases. Included in these 30 premise leases is our switching facility in Utah and five offices, which were closed or consolidated as part of our restructuring plan described above in "--Our Company." We are currently searching for tenants to sub-lease these facilities. The table below lists our material active facilities as of December 31, 2001:

                                                                                      Approximate
Location                              Use                Lease Expiration           Square Footage
--------                              ---                ----------------           --------------
Stockton, CA               Corporate and
                             administrative offices       September 2007                43,600
Stockton, CA               Switching facility                  June 2002                33,000
Oakland, CA                Switching facility              November 2003                 9,971
Los Angeles, CA            Switching facilities           September 2006                14,520
Las Vegas, NV              Switching facility               October 2009                12,065
Tukwila (Seattle area), WA Switching facility              December 2009                16,851
Thornton (Denver area), CO Switching facility                 March 2010                24,316
Phoeix, AZ                 Switching facility                 April 2010                12,321

   We believe that our leased facilities are suitable and adequate to meet our current needs in the markets in which we currently operate. Additional facilities may be required as our business in existing markets grow. Each of the leases associated with our material facilities is extendable at our option. Our Stockton, California switching facility lease is extendable for five two-year periods, and all other leases in the table above are extendable for two five-year periods.

Item 3.  Legal Proceedings

   On December 6, 2001, a complaint captioned Krim v Pac-West Telecomm, Inc., et. al., Civil Action No. 01-CV-11217, was filed in United States District Court for the Southern District of New York against our Company, and certain executive officers, and various underwriters in connection with our initial public offering. The plaintiffs allege undisclosed improper underwriting practices concerning the allocation of shares of our common stock in exchange for excessive brokerage commissions or agreements to purchase shares at higher prices in the aftermarket, in violation of Section 11 of the Securities Act of 1933. The complaint also includes a claim for securities fraud under Section 10(b) of the Securities Exchange Act of 1934 against underwriters only. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The complaint against us seeks unspecified damages on behalf of a purported class of purchasers of our common stock. We believe that the plaintiff's claims are without merit and will defend this lawsuit vigorously.

   In addition, the Company is a party to various legal proceedings, including the Pacific Bell, Verizon and California Public Utilities Commission proceedings, and the Nevada Bell and Public Utilities Commission of Nevada proceeding related to reciprocal compensation payment and other interconnection agreement issues. For more information on legal proceedings related to reciprocal compensation payment and other interconnection agreement issues, please refer to "Our Business--Regulation."

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

Item 4a.  Directors and Executive Officers

   The table below sets forth certain information as of December 31, 2001 with respect to Pac-West's current directors and executive officers:

        Name            Age                    Position(s)
        ----            ---                    -----------
   Executive Officers:
   Wallace W. Griffin.. 63  Chief Executive Officer, Chairman of the Board of
                              Directors and Acting Chief Financial Office(1)
   Henry R. Carabelli.. 46  President and Chief Operating Officer
   Michael B. Hawn..... 37  Vice President Customer Network Services
   Wayne Bell.......... 30  Vice President Marketing
   Gregory S. Miller... 38  Vice President Sales
   H. Ravi Brar........ 33  Vice President Finance and Treasurer(1)
   Harry W. Wilson..... 58  Vice President Human Resources
   John F. Sumpter..... 53  Vice President Regulatory

   Directors:
   Jerry L. Johnson.... 54  Director
   John K. La Rue...... 52  Founder and Director
   A. Gary Ames........ 57  Director
   David G. Chandler... 43  Director
   Mark S. Fowler...... 60  Director
   Samuel A. Plum...... 57  Director
   Dr. Jagdish N. Sheth 63  Director
   Robert C. Morrison.. 55  Director

--------
(1) In February 2002, H. Ravi Brar was appointed Interim Chief Financial
    Officer.

   The present principal occupations and recent employment history of each of our executive officers and directors listed above are set forth below.

   Wallace W. Griffin served as the President, Chief Executive Officer and a Director of Pac-West from September 1998 to June 2001 at which time he was elected Chairman of the Board of Directors and Chief Executive Officer. From September 2001 to February 2002, Mr. Griffin assumed an additional role as Acting Chief Financial Officer of Pac-West. From 1994 to 1997, Mr. Griffin served as a Group President for a number of Jones International companies, including Jones Lightwave, Ltd., a competitive local exchange carrier, and Jones Education Company, a leader in using technology to deliver education. Concurrently, he was co-owner of a consulting and business development company, Griffin Enterprises, Inc. From 1987 through 1992, Mr. Griffin served as the President and Chief Executive Officer of U S West Marketing Resources Group, where he managed the $1 billion publishing, media software and advertising services division. Mr. Griffin has over 36 years of experience in telecommunications, cable television, publishing and advertising. Mr. Griffin is also a director of DDx Incorporated.

   Henry R. Carabelli has served as President and Chief Operating Officer of Pac-West since he joined the Company in June 2001. Prior to joining Pac-West, Mr. Carabelli served as President of @Link Networks, Inc. since 1999. From 1996 to 1999, Mr. Carabelli was employed by ICG Communications, a Colorado based competitive local exchange carrier, where he held the positions of Chief Operating Officer and Executive Vice President of Network Operations. Prior to ICG, Mr. Carabelli spent 19 years in management with Ameritech and Michigan Bell. Mr. Carabelli brings over 24 years of telecommunications experience to Pac-West.

   Michael B. Hawn has served as Vice President of Customer Network Services of Pac-West since he joined the Company in August 2001. Prior to joining Pac-West, Mr. Hawn was employed by @Link Networks, Inc.

since February 2000, where he held the positions of Vice President of National Operations and Vice President of Program Management. From 1997 to 2000, he was employed by ICG Communications, where he held various positions including; Vice President of Planning and Engineering, Vice President of Engineering, and Senior Director of Quality. Prior to ICG, Mr. Hawn held various managerial and technical positions with Lucent Technologies and AT&T Bell Laboratories. Mr. Hawn brings 15 years of telecommunications experience to Pac-West.

   Wayne Bell has served as Vice President of Marketing since he joined Pac-West in August 2001. Prior to joining Pac-West, Mr. Bell served as Vice President of Marketing and Channel Development for @Link Networks, Inc. since January 2000. From 1998 to 2000, he was employed by ICG Communications where he held the position of Senior Director of Product and Process Development. Prior to ICG, Mr. Bell served as Acting Director of Program Office for U S West Communications, Inc. Mr. Bell brings over nine years of telecommunications experience to Pac-West.

   Gregory S. Miller has served as Vice President of Sales since he joined the Company in August 2001. Prior to joining Pac-West, Mr. Miller was employed by Waave Telecommunications, Inc. since August 1999, where he held the positions of Vice President of Sales and Business Development and Vice President of Sales and Marketing. From May 1999 to August 1999 Mr. Miller served as General Manager for Teligent, and from April 1997 to May 1999 he served as Director of Sales for ICG Communications. Prior to ICG, Mr. Miller held management positions with Nextel Communications, Inc. He brings over 12 years of telecommunications experience to Pac-West.

   John K. La Rue founded Pac-West in 1980 and served as its President until September 1998. From September 1998 until July 2001, Mr. La Rue served as our Executive Vice President. Currently, Mr. La Rue is semi-retired and is now employed on a part-time basis serving as an advisor to Mr. Griffin and Mr. Carabelli. Mr. La Rue has over 34 years of industry experience.

   Harry W. Wilson has served as our Vice President of Human Resources since April 2000. From 1998 to 2000, Mr. Wilson was the Corporate Director of Human Resources for Sumiden Wire Products. From 1994 to 1998, Mr. Wilson was Corporate Director of Employee Relations for Packard Bell/Nec. Prior to that, he served as the Vice President of Human Resources for a division of Litton Industries. Mr. Wilson has over 26 years of management experience.

   John F. Sumpter has served as our Vice President of Regulatory since July 1999. Prior to joining us, he was employed with AT&T from 1984 to 1999, where he held several executive legal regulatory positions, including Division Manager of Law and Government Affairs, District Manager of Switched Services Product Management, and District Manager of Marketing. Mr. Sumpter is responsible for our relations with government regulatory agencies, regulatory compliance and intercarrier relations. He has over 29 years of experience in the telecommunications industry.

   H. Ravi Brar served as our Vice President of Finance and Treasurer since September 2001 and was appointed our Interim Chief Financial Officer in February 2002. Prior to such time he held the positions of Vice President of Customer Operations and Vice President of Business Development. Mr. Brar has been employed with Pac-West since July 1999. In addition, Mr. Brar serves as President and is a director of Installnet Inc. and US Net Solutions, Inc., each a wholly-owned subsidiary of our Company. Prior to joining us, Mr. Brar was employed with Xerox Corporation from 1991 to 1999, where he held several senior level business development and financial management positions, including Business Development Manager of Xerox's developing markets operations in China and Russia, and Area General Manager and Controller of Xerox's business services division in Pittsburgh, PA.

   Jerry L. Johnson served as our Chairman of the Board from September 1998 until June 2001. From 1995 until December 2001, Mr. Johnson was employed by Safeguard Scientifics Inc., where he was the Executive

Vice President overseeing the partner companies in the E-Communications group. From 1985 to 1995, he worked at U S West in various positions, including Vice President, Network and Technology Services, which included managing U S West's largest division, and supervising 21,000 management, engineering, technical and clerical employees. From 1983 to 1985, Mr. Johnson was President and CEO of Northwestern Bell Information Technologies. Mr. Johnson also serves as a director of Dynegy, Inc., E-Money Advisors, and MDL Capital.

   David G. Chandler has served as one of our Directors since September 1998. Mr. Chandler is a Managing Director of William Blair Capital Partners, L.L.C., a Chicago-based private equity firm. In addition, Mr. Chandler is a Principal of William Blair & Company where he has been employed since 1987. Prior to joining William Blair & Company, he was an investment banker with Morgan Stanley & Co. Inc. from 1984 to 1987. Mr. Chandler serves as a director of the following companies: Gibraltar Packaging Group, Morton Grove Pharmaceuticals, Inc., Pharma Research Corporation, Engineering Materials Corp., Pre Delivery Services Corporation, U.S. Education Corporation, The Plastics Group and Sweetwater Sound, Inc.

   Mark S. Fowler has served as one of our Directors since August 1999. Mr. Fowler is a founder and current Chairman of Assure Sat, Inc., a business formed for the purpose of operating telecommunications satellites that provide ''backup'' protection to satellite operators. In addition, Mr. Fowler founded and served as CEO of Power Fone, a business sold to Nextel Communications in 1994 for $400 million. He also was a co-founder and Chairman from 1996 to January 2000 of UniSite, Inc., a provider of leased tower space to wireless service operating companies. From 1981 to 1987, Mr. Fowler served as Chairman of the Federal Communications Commission and practiced communications law with the law firm of Latham & Watkins from 1987 to 1994 as Senior Communications Counsel, and, from 1994 to 2000, as counsel to the firm. Mr. Fowler also serves as a director of TalkAmerica Holdings, Inc. and Beasley Broadcast Group, Inc.

   Samuel A. Plum has served as one of our Directors since September 1998. Mr. Plum has been a Managing General Partner of the general partner of SCP Private Equity Partners, L.P. since its commencement in August 1996 and was employed by Safeguard from 1993 to 1996. From February 1989 to January 1993, Mr. Plum served as President of Charterhouse, Inc. and Charterhouse North American Securities, Inc., the U.S. investment banking and broker-dealer divisions of Charterhouse PLC, a merchant bank located in the United Kingdom. From 1973 to 1989, Mr. Plum served in various capacities in the investment banking divisions of Paine Webber Inc. and Blyth Eastman Dillon & Co., Inc. Mr. Plum has 22 years of investment banking, mergers and acquisitions and private equity investment experience. Mr. Plum also serves as a director of Index Stock Photography, Inc., Metallurg Holdings, Inc., Pentech Financial Services Inc. and Webvision Inc.

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

   A. Gary Ames has served as one of our Directors since July 2000. Mr. Ames served as President and Chief Executive Officer of MediaOne International, a provider of broadband and wireless communications from 1995 until his retirement in June 2000. From 1989 to 1995, he served as President and Chief Executive Officer of U S West Communications, a regional provider of residential and business telephone services, and operator and carrier services. Mr. Ames also serves as a director of Albertsons, Inc., Tektronix, Inc., Infowave Software, AT&T--Latin America and etrieve, Inc.

   Robert C. Morrison has served as one of our Directors since June 2001 and has served as Pac-West's Corporate Secretary since January 2001. Mr. Morrison is a senior attorney at Neumiller and Beardslee, a professional corporation. Neumiller and Beardslee have provided legal counsel to Pac-West since its formation and to its predecessor continuously since 1988. From 1982 to 1990, Mr. Morrison served as Managing Director of Neumiller & Beardslee. He has been a practicing business attorney since 1972. Mr. Morrison currently serves on the Board of Regents of the University of California and is a director of the Lassen Volcanic National Park Foundation and UC Davis Foundation.

                                    PART II

ITEM 5.  Market For Registrant's Common Equity And Related Stockholder Matters

Market Information

   In connection with the Company's initial public offering of its common stock, trading of our common stock began on the Nasdaq National Market System under the symbol "PACW" on November 4, 1999. The following table represents the quarterly high and low closing sale prices of the Company's common stock for the years ended December 31, 2001 and 2000 as reported by the Nasdaq stock market.

                                      2001          2000
                                   ----------- -------------
                                   High   Low   High   Low
                                   ----- ----- ------ ------
                    First quarter. $6.63 $3.16 $40.13 $22.13
                    Second quarter $3.60 $1.94 $28.50 $14.75
                    Third quarter. $1.86 $0.48 $22.38 $ 9.00
                    Fourth quarter $0.85 $0.45 $11.95 $ 2.06

   As of March 1, 2002, the number of shareholders of record of the Company's common stock was 535.

   Our common stock currently trades on Nasdaq National Market System, which has certain compliance requirements for continued listing of common stock. Among other requirements, if the minimum closing bid price per share is less than $1.00 for a period of 30 consecutive business days, our shares may be delisted following a 90 day notice period during which the minimum closing bid price must be $1.00 or above per share for a period of 10 consecutive business days. The bid price for our common stock has not closed above $1.00 per share since August 6, 2001. On September 27, 2001, the Nasdaq temporarily suspended the $1.00 minimum closing bid price requirement. The suspension lasted until January 2, 2002, at which time the original requirements were reinstated.

   In February 2002, we received a letter from Nasdaq notifying us that since January 2, 2002, our stock price has closed below the minimum closing bid price per share requirement for continued inclusion in the Nasdaq National Market System and that we would be provided 90 calendar days, or until May 15, 2002, to regain compliance with this requirement. If, at anytime before May 15, 2002, our stock price closes at $1.00 per share or more for a minimum of 10 consecutive trading days, we will again be in compliance with the minimum closing bid price requirement. However, if our stock price does not meet this criteria, we expect that we will receive written notification that our securities may be delisted.

   Before May 15, 2002, the Company may apply for listing on the Nasdaq SmallCap Market and, if accepted, be afforded an additional 180 calendar days to regain compliance with the Nasdaq's minimum closing bid price requirement and, provided that the initial listing requirements for the Nasdaq SmallCap Market are met within this 180 calendar day period, would permit our common stock to be listed on such market.

   If we are delisted from the Nasdaq National Market System or the Nasdaq SmallCap Market, there may be a reduction in the liquidity of the market for our common stock, which may cause a material adverse effect on the price of our common stock. Delisting could reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they could have done in the past. This lack of liquidity would make it more difficult for us to raise capital in the future. Although we are working to comply with all continued listing requirements of Nasdaq, there can be no assurance that we will be able to satisfy such requirements.

   We have not declared any cash dividends on our common stock during the fiscal years 2001, 2000 and 1999, and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Declaration or payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, our ability to pay dividends on the common stock is restricted by the provisions of our senior credit facility and our senior notes indenture.

Recent sales of Unregistered Securities

   We have issued securities in the following transactions, each of which, unless otherwise indicated, was intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) or Regulation D thereunder:

      On February 2, 2000, we issued 442,103 shares of common stock with an aggregate value of $8,400,000 to the former shareholders of Installnet, Inc. and two related companies in exchange for their interests in the three companies;

      On October 5, 2000, we issued 36,136 shares of common stock with an aggregate value of $586,848 to BTC Corp in exchange for certain assets of BTC Corp; and

      On November 29, 2000, we issued 13,548 shares of common stock with an aggregate value of $160,000 to CJ Transition Inc. in exchange for certain assets of Communications Specialists Inc.

Item 6.  Selected Financial Data

   This section presents selected historical financial data of the Company. You should read carefully the consolidated financial statements, related notes thereto, and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The selected data in this section is not intended to replace the consolidated financial statements.

   Except as discussed below, we recognize revenues for telecommunications services when service is provided. Reciprocal compensation is recognized as revenue only to the extent received in cash or when collectibility is reasonably assured. For more information on reciprocal compensation, please refer to Note 2 and Note 7 to the accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and "our Business -Regulation" above. The Company adopted SEC Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements" in the fourth quarter of 2000, retroactive to January 1, 2000. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. For more information, please refer to Note 2 to the accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

   Adjusted EBITDA represents earnings before interest, net; income taxes; depreciation and amortization; and income or loss on asset dispositions; further adjusted for the costs of our restructuring; impairment of goodwill; merger and recapitalization; transaction bonuses and consultant's costs; cumulative effect of changes in accounting principle; and the extraordinary item. Included in other (income) expense, net is interest income of $(4,177,000), $(7,564,000), $(3,690,000), $(327,000) and $(90,000), and
(income) loss on asset dispositions, net of $(35,000), $580,000, $0, $(3,000) and $(29,000), for the years ended December 31, 2001, 2000, 1999, 1998 and
1997, respectively. Although EBITDA is not a measure of financial performance under generally accepted accounting principles, we believe it is a common measure used by analysts and investors in comparing a company's results with those of similar companies as well as to evaluate the capacity of a company to service its obligations.

   In August 2001, the Company approved and announced a restructuring plan that contained certain business initiatives designed to respond to unfavorable market conditions, including the suspension of our expansion plans into Idaho and New Mexico and the closure of our switch facility in Utah, which was completed in December 2001. The restructuring plan also provided for a reduction in workforce and the exit from certain lower margin services, including residential resale and COAM equipment. For additional information regarding our restructuring plan, please refer to Note 3 to our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Restructuring charges of $8.8 million were recorded in the third quarter of 2001. In addition, as a result of the Company's modified business plan, the Company determined its goodwill was impaired and recorded an impairment charge of $16.8 million in the third quarter of 2001. For more information, please refer to Note 5 to the accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

                                                                                             Year Ended December 31,
-                                                                               ------------------------------------------------
                                                                                  2001      2000      1999       1998     1997
                                                                                --------  --------  ---------  --------  -------
Statements of Operations Data:
Revenues....................................................................... $149,992  $139,090  $  95,505  $ 42,211  $29,551
Costs and expenses:
   Operating costs.............................................................   57,345    42,388     20,510    15,344   12,060
Selling, general and administrative:
   Selling, general and administrative.........................................   66,099    54,026     22,855    10,779    7,367
   Transaction bonuses and consultant's costs(1)...............................       --        --         --     3,798       --
   Depreciation and amortization...............................................   34,657    20,905      8,689     4,106    2,204
   Restructuring charges(2)....................................................    8,764        --         --        --       --
   Impairment of goodwill(3)...................................................   16,787        --         --        --       --
                                                                                --------  --------  ---------  --------  -------
      Income (loss) from operations............................................  (33,660)   21,771     43,451     8,184    7,920
Interest expense...............................................................   19,937    18,932     18,124     4,199      932
Gain on disposal of answering service division.................................       --        --         --        --     (385)
Costs of merger and recapitalization(1)........................................       --        --         --     3,004       --
Other (income) expense, net....................................................   (4,212)   (6,984)    (3,690)     (330)    (119)
                                                                                --------  --------  ---------  --------  -------
   Income (loss) before provision for (benefit from) income taxes, extraordinary item and cumulative effect of change in accounting
    principle..................................................................  (49,385)    9,823     29,017     1,311    7,492
Provision for (benefit from) income taxes......................................  (14,593)    4,791     13,111     1,561    2,997
                                                                                --------  --------  ---------  --------  -------
   Income (loss) before extraordinary item and cumulative effect of change in
    accounting principle.......................................................  (34,792)    5,032     15,906      (250)   4,495
Extraordinary item--loss on early extinguishment of debt, net of income tax
 benefit of $278(1)............................................................       --        --         --      (417)      --
Cumulative effect of change in accounting principle, net of income tax benefit
 of $943(4)....................................................................       --    (1,415)        --        --       --
                                                                                --------  --------  ---------  --------  -------
Net income (loss).............................................................. $(34,792) $  3,617  $  15,906  $   (667) $ 4,495
                                                                                ========  ========  =========  ========  =======
Income (loss) per share before extraordinary item and cumulative effect of change in accounting principle:
   Basic....................................................................... $  (0.96) $   0.14  $    0.59  $  (0.30) $ 32.11
   Diluted..................................................................... $  (0.96) $   0.13  $    0.56  $  (0.30) $ 32.11
Net income (loss) per share:
   Basic....................................................................... $  (0.96) $   0.10  $    0.59  $  (0.38) $ 32.11
   Diluted..................................................................... $  (0.96) $   0.10  $    0.56  $  (0.38) $ 32.11
Weighted average shares outstanding:
   Basic.......................................................................   36,058    35,838     20,173     5,244      140
   Diluted.....................................................................   36,058    37,662     21,294     5,244      140
Other Financial Data:
   Adjusted EBITDA (as defined above).......................................... $ 26,548  $ 42,676  $  52,140  $ 16,088  $10,124
   Adjusted EBITDA margin%.....................................................     17.7%     30.7%      54.6%     38.1%    34.3%
Cash provided by (used in):
   Operating activities........................................................ $ 12,251  $ 41,762  $  41,439  $ 12,033  $ 5,876
   Investing activities........................................................   (9,883)  (67,841)  (135,966)  (42,031)  (6,619)
   Financing activities........................................................    4,986        66    161,979    41,631    3,658
Balance Sheet Data (as of period end):
   Cash and cash equivalents................................................... $ 64,029  $ 56,675  $  82,688  $ 15,236  $ 3,603
   Short-term investments......................................................   18,471    43,904     70,138        --       --
   Restricted cash.............................................................       --        --     10,087        --       --
   Working capital.............................................................   42,294    72,932    151,492    15,532    2,598
   Property and equipment, net.................................................  201,036   201,514    105,189    57,294   19,079
      Total assets.............................................................  314,737   360,792    290,100    82,493   27,528
      Total long-term debt and capital leases..................................  160,192   165,459    150,017   100,116   12,206
Convertible redeemable preferred stock, including accrued cumulative
 dividends of $1,324 in 1998...................................................       --        --         --    46,324       --
Stockholders' equity (deficit).................................................   85,071   119,757    106,250   (74,113)   8,672

--------
(1) Transaction bonuses and consultant's costs, costs of merger and recapitalization, and the extraordinary item all relate to our recapitalization described in Note 1 to the accompanying consolidated financial statements.
(2) Restructuring charges relate to the Company's restructuring plan approved and announced in August 2001. See Note 3 to the accompanying consolidated financial statements.
(3) As a result of the Company's modified businessplan, the Company determined its goodwill was impaired and recorede an impairment charge of $16.8 million in the third quarter of 2001. See Note 5 to the accompanying consolidated financial statements.
(4) Reflects the effect of the adoption of SAB 101 in the fourth quarter of 2000, retroactive to January 1, 2000. See Note 2 to the accompanying consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   Pac-West is a provider of integrated communications services in the western United States. Our customers include Internet service providers, small and medium-sized businesses and enhanced communications service providers, many of which are communications intensive users. Our predecessor, also known as Pac-West Telecomm, Inc., began selling office phone systems in 1980 and reselling long distance service to small and medium-sized businesses and residential customers in 1982. Beginning in 1986, our predecessor began offering paging and telephone answering services to its customers. Effective September 30, 1996, our predecessor transferred its telephone and answering service divisions to us. Prior to September 30, 1996, we did not conduct any operations and, since that time, we have disposed of the answering service division and have focused our business strategy on operating as a provider of integrated communications services. As discussed in Note 1 to the accompanying consolidated financial statements, we acquired the customer base and certain assets of Napa Valley Telecom (Napa Telecom) in January 2000, acquired all of the outstanding stock of Installnet, Inc. and two related companies (collectively, Installnet) in February 2000, acquired the customer base and certain assets of BTC Corp (Baron Telecommunications) in September 2000, and acquired the customer base and assets of Communications Specialists, Inc. (CSI) in November 2000. Each of these acquisitions is included in our results of operations from the date of acquisition. For more information, please refer to
Note 5 to the accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

   For the years ended December 31, 2001, 2000 and 1999, recognizing compensation from other communications companies for completing their customers' calls only to the extent such compensation was actually received in cash, or collectibility was reasonably assured, we had net revenues of approximately $150.0 million, $139.1 million and $95.5 million, respectively, and adjusted EBITDA (earnings before interest, net, income taxes, depreciation and amortization, restructuring charges, goodwill impairment, income or loss on asset dispositions and cumulative effect of change in accounting principle) of approximately $26.5 million, $42.7 million and $52.1 million, respectively.

   As of December 31, 2001, we had 235,244 total DSO equivalent lines in service, a 22% increase from December 31, 2000. Total DSO equivalent lines in service include wholesale and on-network retail DSO line equivalents. In response to technology and network design evolution toward increased data and VoIP standards, the Company has retroactively adjusted its line counting methodology to adopt industry standard bandwidth based measurement of lines in DSO equivalents. The Company has also segregated small to medium-size lines into on-network and off-network components as related to the Company's decision to exit a number of off-network lines of business. For the year ended December 31, 2001, our minutes of use were 26.6 billion, an increase of 12% over 2000.

   In August 2001, the Company approved and announced a restructuring plan that contained certain business initiatives designed to respond to unfavorable market conditions, including the suspension of our expansion plans into Idaho and New Mexico and the closure of our switch facility in Utah, which was completed in December 2001. The restructuring plan also provided for a reduction in workforce and the exit from certain lower margin services, including residential resale and COAM equipment. For additional information regarding our restructuring plan, please refer to Note 3 to our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

   As a result of implementing this restructuring plan, the Company recorded an $8.8 million restructuring charge in the third quarter of 2001, of which $5.0 million was related to the write-off of leasehold improvements and other equipment in Utah that cannot be redeployed to other locations. In connection with the restructuring charge, the Company expensed a total of $2.4 million related to future rent payments due (net of estimated sublease payments) for abandoned premises, primarily in Utah and San Diego, which will be paid over the respective lease terms through various dates ending in fiscal year 2010. In order to estimate rent expense, the Company made certain assumptions related to these abandoned premises including: (1) the time period over which the premises would remain vacant, (2) sublease terms, and (3) estimated sublease rents. In the case of the Utah switch facility, no sublease income has been estimated due to the specialized nature of this facility. As of December 31, 2001, the workforce reduction contemplated by the restructuring plan was complete and all severance payments arising as a result of such workforce reduction have had been paid. The cost savings realized in the quarter ended December 31, 2001 as a result of implementing the restructuring plan exceeded the Company's target cost savings of $2.0 to $3.0 million per quarter. The Company's operating and selling, general and administrative expenses for the quarter ended December 31, 2001 improved $4.4 million from the previous quarter. We expect to maintain these cost savings, however no assurance can be made that implementation of the restructuring plan will continue to improve our financial results in the future.

   In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company periodically evaluates the carrying amount of its property and equipment when events or changes in business circumstances have occurred which indicate the carrying amount of such assets may not be fully recoverable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. If the Company determines an asset has been impaired, the impairment charge is recorded based on a comparison of the net book value of the fixed asset and the discounted future cash flows resulting from the use of the asset over its average remaining useful life.

   In connection with the implementation of the restructuring plan as discussed above, the Company evaluated the carrying amount of its property and equipment in accordance with SFAS 121 and determined, based on management's best estimate, that no impairment charge was required for these assets as of December 31, 2001. This analysis required significant judgments and estimates related to, among other factors, demand for and the pricing of our services. To the extent actual market conditions differ significantly from management's estimates, the estimated fair market value of our long-lived assets could change which may result in a future impairment charge and such charge, if any, may be material.

   In accordance with Accounting Principles Board Opinion No. 17 (APB 17), "Intangible Assets," the Company periodically evaluates the carrying amount of its enterprise-level costs in excess of net assets of acquired businesses (goodwill) when events or changes in business circumstances have occurred which indicate the carrying amount of enterprise-level goodwill may be impaired. Determination of impairment is based on an estimate of the fair value of the goodwill using estimated discounted future cash flows. As a result of the Company's modified business plan, the Company determined its goodwill was no longer realizable and recorded an impairment charge of $16.8 million in the third quarter of 2001. As of August 1, 2001, when the Company determined the goodwill was impaired, the Company discontinued amortizing the related goodwill. Goodwill amortization was $2.0 million and $2.8 million for the years ended December 31, 2001 and 2000, respectively.

Factors Affecting Operations

   Critical Accounting Policies. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses for the reporting period. We consider certain accounting policies related to revenue recognition, provision for doubtful accounts receivable, impairment provisions for long-lived assets and goodwill, accruals related to abandoned properties identified in our restructuring plan, and the outcomes of litigation and regulatory proceedings discussed in Note 7 to the consolidated financial statements in Item 8 of this Form 10-K to be critical policies due to the estimation processes involved in each. By their nature, these judgments are subject to an inherent degree of uncertainty. Thus, actual results could differ from estimates made and such differences could be material. See Note 2 to the accompanying consolidated financial statements included in this Form 10-K for a summary of significant accounting policies.

   Revenues. We derive our revenues from monthly recurring charges, usage charges and amortization of initial non-recurring charges. Monthly recurring charges include the fees paid by customers for lines in service and additional features on those lines, as well as equipment collocation services. Usage charges consist of fees paid by end users for each call made, fees paid by incumbent local exchange carriers as reciprocal compensation for completion of their customers' calls through Pac-West, and access charges paid by carriers for long distance traffic originated or terminated by Pac-West. Initial non-recurring charges are paid by end users, if applicable, for the initiation of our service. Initial non-recurring charges include payments received for installation services. The
Company's adoption of SAB 101, effective as of January 1, 2000, changed the timing of when revenue is recognized for non-refundable up-front payments received for installation services. Prior to 2000, these amounts had been recognized in the period received. Under the revised revenue recognition policy, these payments, and related costs up to the amount of revenues, are recognized as revenue and expense ratably over the term of the service contracts, generally 24 to 36 months. Any costs in excess of recognized revenues are expensed in the current period.

   We derive a substantial portion of our revenues from reciprocal compensation paid by incumbent local exchange carriers with which we have interconnection agreements. For the years ended December 31, 2001, 2000 and 1999, recorded reciprocal compensation accounted for approximately 42%, 45% and 58%, respectively, of our revenues. From 1997 through 1999, two incumbent local exchange carriers with which we have interconnection agreements, Pacific Bell and Verizon, refused to pay that portion of reciprocal compensation due under their prior agreements that they estimated was the result of inbound calls terminating to Internet service providers. These incumbent local exchange carriers contended that such Internet service provider calls are not local calls within the meaning of their respective interconnection agreements and claimed that no reciprocal compensation was therefore payable. The total reciprocal compensation withheld by Pacific Bell and Verizon and not included in revenues was $32.6 million for the year ended December 31, 1998. Pacific Bell discontinued withholding amounts in June 1999 and Verizon discontinued withholdings in October 1999. The amounts withheld in 1999 prior to these dates aggregated $29.9 million. In September 1999, Pac-West entered into a settlement agreement with Pacific Bell regarding all of our outstanding claims for unpaid reciprocal compensation under our prior interconnection agreement. Under the terms of the settlement agreement, Pacific Bell agreed to pay $20.0 million to Pac-West and $20.0 million to certain stockholders of Pac-West as of the date of the recapitalization in settlement of those claims. As a result of these payments, the terms of our September 1998 recapitalization requiring additional distributions to certain of our shareholders have been satisfied. In October 1999, Verizon paid all amounts withheld totaling $6.3 million.

   In June 1999, the California Public Utilities Commission adopted a decision in an arbitration proceeding between us and Pacific Bell which held that reciprocal compensation would be payable for Internet service provider calls under our new interconnection agreement with Pacific Bell which became effective in June 1999. Until the third quarter of 2001, Pacific Bell has paid the full amount of our billings for calls since the effective date of the new agreement. In August 1999, we, along with the commissioners of the California Public Utilities Commission and others, were named as a defendant in an action filed by Verizon California. The action challenged the legality of the California Public Utilities Commission's decision regarding reciprocal compensation as discussed above. In September 2001, the action was dismissed by the District Court. The dismissal has been appealed by Verizon and Pacific Bell to the U.S. Court of Appeals for the Ninth Circuit. The obligation of Verizon or other local exchange carriers to pay this reciprocal compensation under its current agreement is currently under review by both state and federal regulators.

   From June through December of 2001, Verizon California withheld certain reciprocal compensation payments on the basis that the amounts invoiced by the Company exceeded the amounts permissible under an order of the FCC which permitted incumbent local exchange carriers to adopt a plan, on a statewide basis, containing such reduced rates. The Company contested Verizon's withholdings before the California Public Utilities Commission, and on January 23, 2002, the California Public Utilities Commission ordered Verizon to pay all such withheld amounts plus interest. While, until the third quarter of 2001, the incumbent local exchange carriers have otherwise been paying us the full amount of our reciprocal compensation billings since the latter half of 1999, some of these payments may be subject to a reservation of rights to appeal and incumbent local exchange carriers may contest or seek subsequent reimbursement of amounts previously paid by them for reciprocal compensation.

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

   Operating Costs. Operating costs are comprised primarily of leased transport charges, usage charges for long distance and intrastate calls and, to a lesser extent, reciprocal compensation related to calls that originate with a Pac-West customer and terminate on the network of an incumbent local exchange carrier or other competitive local exchange carrier. Our leased transport charges are the lease payments we incur for the transmission facilities used to connect our customers to our switches and to connect to the incumbent local exchange carrier and other competitive local exchange carriers to our networks. Our strategy of leasing rather than building our own transport facilities results in our operating costs being a significant component of total costs.

   Selling, General and Administrative Expenses. Our recurring selling, general and administrative expenses include network development, administration and maintenance costs, selling and marketing, customer service, provision for doubtful accounts, information technology, billing, corporate administration and personnel.

   Provision for doubtful accounts receivable. Provisions for allowances for doubtful accounts are estimated based upon historical collection experience, customer delinquencies and bankruptcies, information provided by our customers, observance of trends in the industry and other current economic conditions. If this information does not properly reflect future collections, our accounts receivable could be overstated or understated.

   Accruals related to abandoned properties. In August 2001, the Company approved and announced a restructuring plan, which included, among other things discussed below in Note 3, closing our switch facility in Utah and consolidation of six sales offices. In order to estimate rent expense related to these abandoned premises, the Company made certain assumptions including;
(1) the time period over which the premises would remain vacant, (2) sublease terms, and (3) estimated sublease rents. In the case of the Utah switching facility, no sublease income was estimated due to the specialized nature of this facility. If the Company is unable to sublet the abandoned premises within the estimated timeframe and at estimated terms, the restructuring charge could be understated.

   Provisions for long-lived assets and goodwill. The Company periodically evaluates the carrying amount of its long-lived assets and goodwill when events or changes in business circumstances have occurred which indicate the remaining estimated useful lives of such assets may not be fully recoverable. In assessing the recoverability of these assets, the Company must make assumptions regarding, among other things, estimated future cash flows to determine the fair value of the respective assets. If these estimates and the related assumptions change in the future, the Company may be required to record an impairment charge for these assets in the future, which charge, if any, may be material.

Results of Operations

   The following table summarizes the results of operations as a percentage of revenues for Pac-West for the years ended December 31, 2001, 2000 and 1999. Income (loss) from operations for 2001 includes restructuring and impairment charges totaling $25.6 million recognized in the quarter ended September 30, 2001 in response to current market conditions. Net income for 2000 includes a charge related to a change in accounting principle incurred upon the Company's adoption of SAB 101 of $1.4 million, net of income tax benefit of $0.9 million. Revenues for 1999 include a settlement received in connection with previously withheld reciprocal compensation of $26.3 million.

                                                    Year Ended December 31,
                                                    ----------------------
                                                     2001      2000   1999
                                                    -----     -----  -----
       Statements of Operations Data:
       Revenues.................................... 100.0%    100.0% 100.0%
       Operating costs.............................  38.2      30.5   21.5
       Selling, general and administrative expenses  44.1      38.8   23.9
       Depreciation and amortization expense.......  23.1      15.0    9.1
       Income (loss) from operations............... (22.4)     15.7   45.5
       Net income (loss)........................... (23.2)      2.6   16.7

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

   Consolidated revenues for the year ended December 31, 2001 increased $10.9 million to $150.0 million from $139.1 million for the same period ended in 2000. The increase in revenues is primarily attributed to an increase of $0.2 million in paid local interconnection revenues, an increase of $10.1 million and $3.7 million in recurring charges and installation charges billed directly to Internet service providers and business customers, respectively, a decrease of $1.7 million in local and long distance usage revenues, an increase of $2.1 million in dedicated transport revenues, and a decrease of $2.7 million in product and service revenues related to exiting the COAM business.

   In 2000, we increased the capacity of our switching facilities in Los Angeles, Oakland and Stockton, California and completed new switching facilities in, or near, Phoenix, Arizona, Denver, Colorado and Salt Lake City, Utah (our restructuring plan provided for the closure of our Utah switch facility, which was closed in December 2001). As a result of additional switching facilities, increased utilization of expanded switch capacities and acquisitions completed during 2000, our revenues for the year ended December 31, 2001 increased $10.9 million, or 8%, from the same period ended in 2000.

   The total DSO equivalent lines in service increased 22% to 235,244 as of December 31, 2001 from 193,397 lines as of December 31, 2000. Billable minutes of use were 26.6 billion for the twelve months ended December 31, 2001, up 12% from 23.7 billion billed during the same period in 2000. As discussed above, in response to technology and network design evolution toward increased data and Voice over IP (VoIP) standards, the Company has retroactively adjusted its line counting methodology to adopt industry standard bandwidth based measurement of lines in DSO equivalents. The Company has also segregated small to medium-size lines into on-network and off-network components as related to the Company's decision to exit a number of off-network lines of business.

   The number of inbound local calls and the minutes subject to reciprocal compensation revenues in accordance with interconnection agreements increased
6% and 12%, respectively, for the year ended December 31, 2001 over the same period ended 2000. However, favorable revenues from increased inbound local calls and minutes was almost entirely offset as one incumbent local exchange carrier with which we have an interconnection agreement, refused to pay that portion of reciprocal compensation due under their interconnection agreement that they estimated was in excess of the payments required if the rate structure pursuant to the FCC Order on Remand was applicable to our interconnection agreement with them. For more information, please refer to Note 7 to the accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The net effect resulted in a $0.2 million increase in paid interconnection revenues for the year ended December 31, 2001 over the corresponding period in 2000. Revenues from switched access charges for the year ended December 31, 2001 remained substantially unchanged from those recorded in the previous year.

   Direct billings to wholesale market customers increased during the year ended December 31, 2001 from the same period in 2000 by $10.1 million, or 35%. Lines in service to this market increased from 164,527 lines at December 31, 2000 to 193,266 lines in service at December 31, 2001, an increase of 17%.

   Direct billings to small and medium-sized business customers increased significantly from the year ended December 31, 2000, resulting in increased revenues of $3.7 million for the year ended December 31, 2001, a 52% increase. As of December 31, 2001, we had 41,978 on-network lines in service compared to 28,870 lines at December 31, 2000, an increase of 45%.

   Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased $1.7 million during the year ended December 31, 2001 from the same period ended in 2000. Although total minutes billed to customers increased between periods, the average rate per minute charged to customers declined as the mix between local and long distance calls made by customers changed during these periods. During the year ended December 31, 2001, approximately 43% of minutes billed to customers were charges for local minutes compared to approximately 32% in the same period ended 2000.

   The $2.1 million, or 27%, increase in dedicated transport revenues primarily relates to increased data networking services for private networks.

   As a result of comprehensive product reviews intended to identify opportunities to improve profitability undertaken in connection with the development of the restructuring plan, we decided to exit certain low-margin businesses such as COAM equipment and residential resale and concentrate our efforts in developing next generation offerings. This decision to exit the COAM equipment business in the quarter ended September 30, 2001 contributed to decreased revenues from product and service offerings of $2.7 million, or 27%, for the year ended 2001 compared to the same period ended 2000.

   Our consolidated operating costs for the year ended December 31, 2001 increased $14.9 million to $57.3 million from $42.4 million for the corresponding period in 2000. The increase in operating costs was primarily due to an increase in network operations associated with an anticipated higher level of telecommunications activity and to achieve geographic coverage. In addition, we continued to make significant investments in our network infrastructure during 2000 and the first part of 2001 to accommodate anticipated growth of our communications services. In the quarter ended September 30, 2001, we recorded a provision against operating costs to write down excess inventory of approximately $0.6 million as a result of exiting the COAM equipment business.

   Our consolidated selling, general and administrative expenses for the year ended December 31, 2001 increased $12.1 million to $66.1 million from $54.0 million for the corresponding period in 2000. As expected, we incurred significant selling and marketing costs in connection with our efforts to expand our operations and establish ourselves in markets before switches became operational and generated revenues. In August 2001, in response to a weakening economy, we approved and announced a restructuring plan that included, among other things, a workforce reduction designed to reduce our expenses. As a result of normal attrition and the workforce reduction, our headcount was reduced to 407 employees as of December 31, 2001 from 693 employees at December 31, 2000. In addition, selling, general and administrative expenses for the year ended December 31, 2001 include approximately $3.2 million of provision for doubtful accounts reflective of the softening economy and increased delinquencies and bankruptcies, an increase of $2.2 million from the same period ended 2000. Selling, general and administrative expenses were 44% and 39% of revenues for the years ended December 31, 2001 and 2000, respectively.

   Our consolidated depreciation and amortization expense for the year ended December 31, 2001 increased $13.8 million to $34.7 million from $20.9 million for the same period in 2000. Depreciation and amortization as a percentage of revenues increased to 23% for the year ended December 31, 2001 from 15% from the same period ended 2000. The increase in depreciation and amortization expense was primarily due to additional depreciation expense incurred related to significant capital purchases between years. During the year ended December 2001, including $2.0 million of purchases financed under a capital lease facility, the Company purchased an additional $37.2 million of property and equipment.

   In August 2001, in response to current market conditions, we approved and announced a restructuring plan that included, among other things, various business initiatives designed to prioritize the Company's sales efforts around high-growth areas of business, focus on products with higher profit contributions, improve capital utilization and decrease expenses. These initiatives resulted in restructuring and goodwill impairment charges of $8.8 million and $16.8 million, respectively, in the quarter ended September 30, 2001. As expected, with the workforce reduction, which was substantially complete as of August 31, 2001, the implementation of our restructuring plan resulted in a selling, general and administrative savings of approximately $1.0 million per month.

   Our consolidated interest expense for the year ended December 31, 2001 increased $1.0 million to $19.9 million from $18.9 million in 2000. Interest expense over these two periods is primarily related to the $150 million Senior Notes issued on January 29, 1999, including amortization of related deferred financing costs associated with the offering over a period of ten years. Interest expense is net of amounts capitalized of $1.7 million and $2.5 million for the twelve months ended December 31, 2001 and 2000, respectively.

   Our consolidated interest income for the year ended December 31, 2001 decreased $3.4 million to $4.2 million from $7.6 million for the same period in 2000. This decrease is primarily related to lower cash balances between periods and lower interest rates. Interest income includes realized gains and losses on investments.

   The Company's effective income tax rates reflect the applicable federal and state statutory income tax rates applied to pretax income (loss) adjusted for the tax impact of the non-deductibility of certain acquisition related goodwill amortization and impairment charges. For the years ended December 31, 2001 and 2000, the Company's effective income tax rate was (30%) and 49%, respectively.

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Consolidated revenues for the year ended December 31, 2000 increased $43.6 million to $139.1 million from $95.5 million for the same period ended in 1999, which included settlement payments totaling $26.3 million received in connection with previously withheld reciprocal compensation. The increase in revenues was primarily attributed to an increase of $6.9 million in paid local interconnection revenues, an increase of $3.2 million in switched access charges, an increase of $8.5 million and $3.5 million in recurring charges and installation charges billed directly to Internet service providers and business customers, respectively, an increase of $7.6 million in local and long distance usage revenues, an increase of $2.6 million in dedicated transport revenues and $8.6 million in product and service revenues from Installnet, which we acquired in February 2000.

   In 1999, we activated a new higher capacity switch in Oakland and installed a second switching system at our Los Angeles facility, while continuing to expand the switching capacity of the existing Los Angeles facility, and completed construction of a switching facility in Las Vegas and near Seattle, Washington. In 2000, we increased the capacity of our switching facilities in Oakland and Stockton and completed new switching facilities in, or near, Phoenix, Arizona, Denver, Colorado and Salt Lake City, Utah (our restructuring plan initiated in the third quarter of 2001 provided for the closure of our Utah switch facility which was closed in December 2001). As a result of additional switching facilities, increased utilization of expanded switch capacities and acquisitions completed during 2000, our revenues for the twelve month period ended December 31, 2000 increased 46% from the same period ended 1999. Additionally, we increased the number of access lines to small and medium-sized businesses to 28,870 (as adjusted to adopt industry standard bandwidth based measurement of lines in DSO equivalents described above) as of December 31, 2000, an increase of 75% from the same period ended in 1999. The Company attributed this growth to the increased size of its sales force and continued strong demand from customers for bundled communications services.

   The total number of access lines in service increased 52% to 193,397 (as adjusted) as of December 31, 2000 from 127,088 (as adjusted) as of December 31, 1999. Billable minutes of use were 23.7 billion for the twelve months ended December 31, 2000, up 56%, from 15.2 billion billed during the same period in 1999.

   The number of inbound local calls and minutes subject to reciprocal compensation revenues in accordance with interconnection agreements increased 34% and 78%, respectively, for the year ended December 31, 2000 over 1999. The significant increases in inbound local calls and minutes, partially offset by payments of previously withheld reciprocal compensation in 1999, resulted in a $6.9 million, or 12%, increase in paid interconnection revenues for the year ended December 31, 2000 over 1999. Excluding the 1999 settlement of $26.3 million for comparative purposes, these revenues increased 114%. Additionally, revenues from switched access charges increased $3.2 million, or 126%.

   Direct billings to Internet service providers increased during the year ended December 31, 2000 by $8.5 million, or 46%, from the same period in 1999. Lines in service to wholesale market customers increased from 104,058 lines at December 31, 1999 to 164,527 lines at December 31, 2000, an increase of 58%.

   Direct billings to small and medium-sized business customers increased during the year ended December 31, 2000 by $3.5 million, or 177%, from the same period in 1999. On-network lines in service to these customers increased from 16,488 lines at December 31, 1999 to 28,870 lines at December 31, 2000, an increase of 75%.

   The $7.6 million increase in outbound local and long distance revenues, including 800 number and travel card calls, represented a 96% increase in the year ended December 31, 2000 over 1999. This increase was directly related to internal growth and the acquisition of Napa Telecom customers, acquired in January 2000. The Company continues to focus on providing services to high-volume, telecommunication intensive users and to small and medium-sized businesses.

   The $2.6 million, or 50%, increase in dedicated transport revenues was primarily related to increased data networking services for private networks.

   Our consolidated operating costs for the year ended December 31, 2000 increased $21.9 million to $42.4 million from $20.5 million in 1999. This increase in costs was primarily due to an increase in network operations associated with a higher level of telecommunications activity. In addition, we continued to make significant investments in our telephone infrastructure to accommodate the anticipated growth of our communications services. Excluding the reciprocal compensation settlement of $26.3 million in the year ended December 31, 1999, costs of sales and operating costs represented 30% of revenues for both years.

   Our consolidated selling, general and administrative expenses for the year ended December 31, 2000 increased $31.1 million to $54.0 million from $22.9 million in 1999. The increase in selling, general and administrative expenses was primarily the result of additional payroll expenses incurred in connection with the retention of employees acquired from acquisitions and the hiring of additional employees to accommodate growth in our business, including 110 additional employees in our sales and marketing departments; 57 additional network employees; 96 additional service technicians; 59 additional customer service representatives; and 100 additional employees in other administration and information technology functions. These new hires increased the total number of Pac-West employees from 271 at December 31, 1999 to 693 at December 31, 2000. In addition, selling, general and administrative expenses for the year ended December 31, 2000 included

$989,000 of provision for doubtful accounts, an increase of $494,000 over 1999. Excluding the reciprocal compensation settlement of $26.3 million in 1999, our selling, general and administrative expenses were 39% and 33% of revenues for the years ended December 31, 2000 and 1999, respectively.

   Our consolidated depreciation and amortization expense for the year ended December 31, 2000 increased $12.2 million to $20.9 million from $8.7 million for the same period in 1999. Depreciation and amortization as a percentage of revenues increased to 15% for the year ended December 31, 1999, from 13%, excluding the reciprocal compensation settlement of $26.3 million in 1999. The increase in depreciation and amortization expense was primarily due to additional depreciation expense incurred on purchases of equipment between years. During the year ended December 31, 2000, the Company purchased an additional $69.3 million of equipment, excluding $21.3 million of purchases under a capital lease facility and $23.0 million of dedicated fiber optics circuits purchased in June 2000, which we have not started depreciating as they have not yet been placed in service.

   Our consolidated interest expense for the year ended December 31, 2000 increased $0.8 million to $18.9 million from $18.1 million in 1999. Interest expense over these two periods is related to the $150 million Senior Notes issued on January 29, 1999, including amortization of the related deferred financing costs associated with that offering. Interest expense is net of amounts capitalized of $2.5 million and $2.3 million for the years ended December 31, 2000 and 1999, respectively.

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

   Our effective income tax rate for the years ended December 31, 2000 and 1999 was 49% and 45%, respectively. These tax rates reflect the applicable federal and state statutory income tax rates along with the tax impact of the non-deductibility of certain acquisition-related amortization expense and the tax impact of the reciprocal compensation settlement in 1999.

  Quarterly Operating and Statistical Data

   The following table sets forth unaudited operating and statistical data for each of the specified quarters of 2000 and 2001. The operating and statistical data for any quarter are not necessarily indicative of results for any future period. Lines sold to date and lines in service to date for all quarters in the table below have been adjusted as discussed under "--Overview" above.

                                                               Quarter Ended
                              ------------------------------------------------------------------------------
                                               2000                                    2001
                              --------------------------------------  --------------------------------------
                              Mar. 31   June 30   Sept. 30  Dec. 31   Mar. 31   June 30   Sept. 30  Dec. 31
                              --------  --------  --------  --------  --------  --------  --------  --------
Ports equipped (see Note 1
 below)......................  460,800   518,400   576,000   672,000   672,000   672,000   672,000   652,800
Lines sold to date...........  157,826   187,593   190,204   206,853   245,061   249,368   253,434   240,053
Lines in service to date.....  147,023   174,750   178,209   193,397   233,839   236,193   242,451   235,244
Estimated data lines (% of
 installed lines)............       82%       82%       87%       86%       87%       86%       85%       84%
Lines on switch %............       95%       96%       94%       93%       93%       93%       93%       94%
Internet service provider and
 enhanced communications
 service provider customer
 lines collocated %..........       87%       90%       80%       81%       84%       84%       83%       82%
Quarterly minutes of use
 switched (in millions)......    5,387     5,653     6,140     6,487     6,583     6,290     6,436     7,286
Capital expenditures
 (in thousands).............. $ 11,610  $ 43,518  $ 16,292  $ 42,228  $ 20,149  $  9,504  $  5,092  $  2,406
Employees....................      482       551       629       693       689       645       428       407

--------
(1) The decline in ports equipped from September 30, 2001 to December 31, 2001 is a result of ports in transit from our Utah switch facility to our Stockton switch facility.

Liquidity and Capital Resources

   Net cash provided by operating activities was $12.3 million for the year ended December 31, 2001 as compared to $41.8 million for the same period ended in 2000. One of the primary differences between periods was attributable to a decrease in operating income (excluding depreciation, amortization, restructuring and impairment charges). Our operating income was lower than last year as we increased our operating and selling, general and administrative expenses to accommodate network expansion and anticipated revenue growth. Additionally, our accounts payable balances decreased between years which was partially offset by income tax refunds totaling $3.1 million received in the first and fourth quarters of 2001, and a decrease in accounts receivable and inventory balances. On June 30, 2000 the Company entered into an Indefeasible Right of Use (IRU) agreement to acquire dedicated fiber optics circuits at a price of approximately $23 million. Of this amount, $5.8 million was paid on July 28, 2000, and the balance of $17.3 million, which was recorded in other current liabilities, was included in the $41.8 million of net cash provided by operating activities for the year ended December 31, 2000. For more information, please refer to Note 7 in the accompanying consolidated financial statements included in Item 8 to this Annual Report on Form 10-K.

   Net cash used in investing activities was $9.9 million for the year ended December 31, 2001 compared to $67.8 million for the same period ended 2000. During the year ended 2001, the Company invested $35.2 million, excluding $2.0 million of equipment being financed under a capital lease, in new switching and related equipment, as compared to $92.3 million during the same period ended in 2000. Investments in equipment in 2000 include the $23 million for the IRU agreement. Cash used to purchase equipment during the years ended December 31, 2001 and 2000 were partially offset by net redemptions of short-term investments to cover capital and other operating requirements. Additionally, during the year ended December 31, 2000 the Company paid $12.2 million to acquire Napa Telecom, Installnet, Baron Telecommunications and Communications Specialists, Inc.

   Net cash provided by financing activities was $5.0 million for the year ended December 31, 2001 as compared to $0.1 million for the same period ended in 2000. In June 2001, we borrowed $10.0 million against our senior credit facility. These proceeds were partially offset by principal payments on our capital leases of $5.2 million.

   The local telecommunications service business is capital intensive. Our operations have required substantial capital investment for the design, acquisition, construction and implementation of our network. Capital expenditures, including amounts financed under capital leases, were $37.2 million, $113.6 million and $56.4 million for the years ending December 31, 2001, 2000 and 1999, respectively. Approximately $32.8 million of capital expenditures made during 2000 and 2001 are included in projects in progress as of December 31, 2001 and therefore are not being depreciated until they are placed in service in 2002. In response to a weakening economy, we have undertaken various initiatives intended to not only maximize our performance during this economic downturn, but to take advantage of emerging opportunities. Our business plan, as currently contemplated, anticipates capital expenditures, excluding acquisitions, of approximately $30.0 million in 2002. However, the actual cost of these additional capital expenditures will depend on a variety of factors. Accordingly, our actual capital requirements may exceed, or fall below, the amounts described above.

   Our senior credit facility, which expires June 15, 2002, provides for maximum borrowings of up to $40.0 million for working capital and other general corporate purposes, and bears interest, at our option, at: (1) the Base Rate, as defined in our senior credit facility; or (2) the LIBOR rate, as defined in the senior credit facility, plus between 2.25% and 3.5%. As of December 31, 2001, there was $10.0 million outstanding under this facility at a borrowing rate of approximately 4.12%. Borrowings under our senior credit facility are secured by substantially all of our assets. We are currently reviewing our debt obligations, including the senior credit facility, and are considering various alternatives to reduce our outstanding obligations and borrowing costs.

   In 2000 and 2001, the Company had a lease facility used exclusively for the acquisition of networking products and related services manufactured by Cisco Systems, Inc. The Company purchased approximately $23.3 million of networking products under this facility, which is being accounted for as a capital lease.

   Our principal sources of funds for 2002 are anticipated to be current cash and short-term investment balances, cash flows from operating activities, and if necessary and available, borrowings under the senior credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to fund our business plan through 2002. No assurance can be given, however, that this will be the case. As currently contemplated, we expect to fund, among other things, our semi-annual interest payments of $10.1 million each, anticipated capital expenditures of approximately $30.0 million, capital lease payments of $8.1 million, repayment of the $10.0 senior debt borrowing and our Fiber IRU obligation of $17.2 million for which we are currently negotiating extended payment terms. The foregoing statements do not take into account additional acquisitions which, if made, are expected to be funded through a combination of cash and equity. Depending upon our rate of growth and profitability, among other things, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us. Key factors which could affect our liquidity include: future demand of our services; financial stability of our customers; outcomes of regulatory proceedings involving reciprocal compensation; capital expenditures; and, debt payments.

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

Recent Developments

   During the first quarter of 2002, we purchased from holders of our Senior Notes an aggregate of approximately $21 million principal amount of Senior Notes at a substantial discount to par value. Although we are currently no longer in the market seeking to purchase additional Senior Notes, we are reviewing all of our debt obligations and are considering various alternatives to continue to reduce such obligations, including, among other things, the purchase of additional Senior Notes. The manner, volume and timing of any such purchases, if any, would depend on then current market conditions for our Senior Notes.

   Our independent auditor, Arthur Andersen LLP, has informed us that on March 14, 2002, it was indicted on federal obstruction of justice charges arising from the government's investigation of Enron Corp. We have been carefully monitoring these developments. In a release, dated March 18, 2002, the SEC has said that it will continue to accept financial statements audited, and interim financial statements reviewed by, Arthur Andersen so long as it is able to make certain representations to us. Our ability to raise capital and make timely filings with the SEC could be impaired if the SEC ceases accepting financial statements audited by Arthur Andersen, if Arthur Andersen becomes unable to make the required representations to us or if, for any other reason, Arthur Andersen is unable to perform required audit-related services for us. In such event, we would promptly seek to engage a new independent auditor or take such other actions as may be necessary to enable us to raise capital and make timely filings.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

   The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At December 31, 2001, we had $150 million principal amount of fixed rate notes outstanding, and consequently we currently have no risk exposure associated with increasing interest rates on our debt. In addition, we have a line of credit which may, at our option, have a variable interest rate tied to LIBOR. As of December 31, 2001 we have drawn $10 million against our line of credit and at December 31, 2001, our rate was 4.12% based upon LIBOR. Additionally, we are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. Substantially all of our investments in cash equivalents and short-term investments are in money market funds that hold short-term investment grade commercial paper, treasury bills or other U.S. government obligations. Currently this reduces our exposure to long-term interest rate changes. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $82.5 million of cash and cash equivalents and short-term investments at December 31, 2001 by approximately $0.8 million.

Item 8.  Financial Statements and Supplementary Data

   The Company's consolidated financial statements required by Item 8, together with the notes thereto and the report thereon of the independent public accountants dated February 5, 2002, are set forth on pages F-1 through F-23 of this Form 10-K. The consolidated financial statement schedule listed under Item 14(a)2, together with the report thereon of the independent public accountants dated February 5, 2002, are set forth on pages F-24 and F-25 of this Form 10-K and should be read in conjunction with our consolidated financial statements.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

Items 10, 11, 12, and 13.

   Information required by Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K is incorporated by reference from Pac-West Telecomm, Inc.'s Proxy Statement, to be delivered to its shareholders in connection with its Annual Meeting of Shareholders to be held June 11, 2002, which will be filed with the Securities Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, all of which information is hereby incorporated by reference, in and made part of, this Annual Report on Form 10-K.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

   (a) (1) Financial Statements

      The consolidated financial statements of Pac-West Telecomm, Inc. and its subsidiaries for the year ended December 31, 2001, together with the Report of Independent Public Accountants, are set forth on Pages F-1 through F-23 of this Form 10-K. The supplemental financial information listed and appearing hereafter should be read in conjunction with the consolidated financial statements included in the Form 10-K.

   (2) Financial Statement Schedules

      The following are included in Part IV of this Form 10-K for each of the years ended December 31, 2001, 2000 and 1999 as applicable:

     Report of Independent Public Accountants on Supplemental Schedule F-24
     Schedule II--Valuation and Qualifying Accounts................... F-25

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

   2.2  Agreement and Plan of Merger, dated June 30, 1998, between PWT Acquisition Corp., Pac-West
          Telecomm, Inc., Bay Alarm Company and John K. La Rue, as amended (Incorporated by reference to Exhibit 2.2 to the Company's Registration Statement (No. 333-76779)).

   3.1  Amended and Restated Articles of Incorporation of Pac-West Telecomm, Inc. (Incorporated by
          reference to Exhibit A to the Company's Proxy Statement dated June 26, 2000).

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

  10.2  Registration Rights Agreement, dated September 16, 1998, between Pac-West, John K. La Rue, Bay
          Alarm Company, certain investors and certain executives (Incorporated by reference to Exhibit
          10.2 to the Company's Registration Statement (No. 333-86607)).

  10.3  Stock Purchase Agreement, dated September 16, 1998, between PWT Acquisition Corp. and certain named investors (Incorporated by reference to Exhibit 10.3 to the Company's Registration
          Statement (No. 333-76779)).

 Exhibit
 Number                                             Description
 ------                                             -----------

 10.4     Stock Purchase Agreement, dated September 16, 1998, between Pac-West and certain named investors (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement
            (No. 333-76779)).

 10.5     Pledge and Security Agreement, dated January 29, 1999, between Pac-West and Norwest Bank
            Minnesota, N.A. (Incorporated by reference to Exhibit 10.5 to the Company's Registration
            Statement (No. 333-76779)).

 10.6 (a) Pac-West Telecomm, Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6(a)
            to the Company's Registration Statement (No. 333-76779)).

+10.6 (b) Pac-West Telecomm, Inc. 1999 Stock Incentive Plan form of notice of Stock Option Award and
            Stock Option Award Agreement between Pac-West and its grantees as designated (Incorporated by reference to Exhibit 10.6(b) to the Company's Registration Statement (No. 333-76779)).

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

 Exhibit
 Number                                              Description
 ------                                              -----------

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

 10.23(c) Loan and Security Agreement dated June 15, 1999, as amended, between Pac-West Telecomm,
            Inc., Union Bank of California and other lenders as designated (Incorporated by reference to
            Exhibit 10.23(c) to the Company's Quarterly Report on Form 10-Q for the period ended
            June 30, 2001).

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

 10.26    Master Interconnection and Resale Agreement for the State of Nevada, dated January 15, 1999, between Pac-West and The Nevada Division of Central Telephone Company d/b/a Sprint of
            Nevada (Incorporated by reference to Exhibit 10.26 to the Company's Registration Statement
            (No. 333-76779)).

Exhibit
Number                                             Description
------                                             -----------

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

  10.31 Agreement for Local Wireline Network Interconnection and Service Resale between Pac-West
          Telecomm, Inc. and U S West Communications, Inc. for the State of Washington executed
          September 2, 1999 (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K For the period ending December 31, 1999).

  10.32 Agreement for Local Wireline Network Interconnection Between Citizens Telecommunication
          Company of California, Inc. and Pac-West Telecomm, Inc. dated November 1, 1999
          (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for
          the period ending December 31, 1999).

  10.33 Agreement for Local Wireline Network Interconnection and Service Resale Between Pac-West
          Telecomm, Inc. and U S West Communications, Inc. for the State of Arizona dated September 2,
          1999 (Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K
          for the period ending December 31, 1999).

  10.34 Lease agreement, dated as of September 10, 1999, by and between David A. and Sandra L. Sabey and Pac-West Telecomm, Inc. for 12201 Tukwila International Blvd., Building B, Second Floor,
          Tukwila, Washington (Incorporated by reference to Exhibit 10.34 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1999).

  10.35 Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by
          and between Nevada Bell and Pac-West Telecomm, Inc. executed August 25, 1999 (Incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2000).

  10.36 Pac-West Telecomm, Inc. and U S West Communications, Inc. Interconnection Agreement for the
          State of Oregon dated January 31, 2000 (Incorporated by reference to Exhibit 10.36 to the
          Company's Quarterly Report on Form 10-Q for the period ending March 31, 2000).

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

 Exhibit
 Number                                             Description
 ------                                             -----------

  10.39    Lease Agreement, dated as of February 4, 2000, by and between North Valley Tech LLC and
             Pac-West Telecomm, Inc. for E. 84th Avenue, Suite 100, Thornton, Colorado (Incorporated by
             reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2000).

  10.40    Lease Agreement, dated February 4, 2000, by and between Park Central Mall, L.L.C. and Pac-
             West Telecomm, Inc. for 3110 North Central Avenue, Suite 75, Building 2, Phoenix, Arizona
             (Incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q
             for the period ending March 31, 2000).

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

  10.43(a) IRU Agreement, dated June 30, 2000, by and between Qwest Communications Corporation and
             Pac-West Telecomm, Inc. (Confidential Materials omitted and filed separately with the
             Securities and Exchange Commission) (Incorporated by reference to Exhibit 10.43 to the
             Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000).

  10.43(b) Amendment No 1 to IRU Agreement dated May 15, 2001, between Pac-West Telecomm, Inc.
             and Qwest Communications Corporation (Incorporated by reference to Exhibit 10.43 to the
             Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000).

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

  10.48    Lease Agreement, dated August 29, 2000, by and between Boyd Enterprises Utah, LLC and
             Pac-West Telecomm, Inc. for 2302 S. Presidents Drive, West Valley City, Utah (Incorporated
             by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the period ended December 31, 2000).

 +10.49    Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. Wallace W. Griffin and Pac-West Telecomm, Inc. (Incorporated by reference to exhibit 10.49 to the Company's Annual Report on Form 10-K for the period ended
             December 31, 2000).

 +10.50    Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. John K. La Rue and Pac-West Telecomm, Inc. (Incorporated by reference to
             Exhibit 10.50 to the Company's Annual Report on Form 10-K for the period ended
             December 31, 2000).

Exhibit
Number                                             Description
------                                             -----------

 +10.51 Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. Richard E. Bryson and Pac-West Telecomm, Inc. (Incorporated by reference to
          Exhibit 10.51 to the Company's Annual Report on Form 10-K for the period ended December 31,
          2000).

 +10.52 Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. Joel A. Effron and Pac-West Telecomm, Inc. (Incorporated by reference to exhibit
          10.52 to the Company's Annual Report on Form 10-K for the period ended December 31, 2000).

 +10.53 Interconnection Agreement Between Roseville Telephone Company and Pac-West Telecomm, Inc.
          for the State of California dated September 18, 2000 (Incorporated by reference to exhibit 10.53 to the Company's Annual Report on Form 10-K for the period ended December 31, 2000).

 +10.54 Mutual Settlement Agreement, dated November 16, 2000, by and between Mr. Brian K. Johnson and Pac-West Telecomm, Inc. (Incorporated by reference to exhibit 10.54 to the Company's
          Annual Report on Form 10-K for the period ended December 31, 2000).

  10.55 Agreement for Local Wireline Network Interconnection and Service Resale Between AT&T Corp.
          and U S West Communications, Inc. for the State of Idaho dated July 27, 1998 (Incorporated by reference to Exhibit 10.23(c) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001).

  10.56 Letter Agreement between Qwest Corporation (f/k/a U S West Communications, Inc.) and Pac-
          West Telecomm, Inc. for the State of Idaho, dated October 2, 2000 (Incorporated by reference to
          Exhibit 10.23(c) to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
          2001).

  10.57 Agreement for Local Wireline Network Interconnection and Service Resale Between AT&T
          Communications of the Mountain States, Inc. and U S West Communications, Inc for the State of
          Utah,dated June 28, 1998 (Incorporated by reference to Exhibit 10.23(c) to the Company's
          Quarterly Report on Form 10-Q for the period ended June 30, 2001).

  10.58 Letter Agreement between Qwest Corporation (f/k/a U S West Communications, Inc.) and
          Pac-West Telecomm, Inc. for the State of Utah, dated October 2, 2000 (Incorporated by reference to Exhibit 10.23(c) to the Company's Quarterly Report on Form 10-Q for the period ended
          June 30, 2001).

*+10.59 Severance Agreement, dated September 27, 2001, by and between Mr. Richard Bryson and
          Pac-West Telecomm, Inc.

*+10.60 Employment Agreement, dated June 11, 2001, by and between Mr. Henry R. Carabelli and
          Pac-West Telecomm, Inc.

*+10.61 Agreement Regarding Change in Employment Status, dated August 1, 2001, by and between John
          K. La Rue and Pac-West Telecomm, Inc.

*+10.62 Employment Agreement, dated December 1, 2001, by and between Mr. Wallace W. Griffin and
          Pac-West Telecomm, Inc.

*+10.63 Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. H. Ravi Brar and Pac-West Telecomm, Inc.

*+10.64 Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. John F. Sumpter and Pac-West Telecomm, Inc.

Exhibit
Number                                        Description
------                                        -----------

*+10.65 Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. Gregory Joksch and Pac-West Telecomm, Inc.

 *21.1  Subsidiaries of the Company.

 *23.1  Consent of Arthur Andersen LLP.

 *99.1  Letter by the Company addressed to the SEC regarding certain representations made to the
          Company by Arthur Andersen LLP.

--------
*  Newly filed with this report
+  Management contract or compensatory plan or arrangement

   (b) Reports on Form 8-K

   None

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 2002.

                                               PAC-WEST TELECOMM, INC.
                                               Registrant

                                               By:    /s/  WALLACE W. GRIFFIN
                                                   -----------------------------
                                                        Wallace W. Griffin
                                                      Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated.


   /s/  WALLACE W. GRIFFIN    Chairman and Chief Executive
-----------------------------   Officer (Principal
     Wallace W. Griffin         Executive Officer)

      /s/  H. RAVI BRAR       Interim Chief Financial
-----------------------------   Officer (Principal
        H. Ravi Brar            Financial and Accounting
                                Officer)

    /s/  JERRY L. JOHNSON     Director
-----------------------------
      Jerry L. Johnson

     /s/  JOHN K. LA RUE      Director
-----------------------------
       John K. La Rue

   /s/  DAVID G. CHANDLER     Director
-----------------------------
      David G. Chandler

     /s/  MARK S. FOWLER      Director
-----------------------------
       Mark S. Fowler

----------------------------- Director
       Samuel A. Plum

  /s/  DR. JAGDISH N. SHETH   Director
-----------------------------
    Dr. Jagdish N. Sheth

      /s/  A. GARY AMES       Director
-----------------------------
        A. Gary Ames

   /s/  ROBERT C. MORRISON    Director
-----------------------------
     Robert C. Morrison

                         INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
   Report of Independent Public Accountants............................. F-2
   Consolidated Balance Sheets.......................................... F-3
   Consolidated Statements of Operations and Comprehensive Income (Loss) F-5
   Consolidated Statements of Changes in Stockholders' Equity (Deficit). F-6
   Consolidated Statements of Cash Flows................................ F-7
   Notes to Consolidated Financial Statements........................... F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Pac-West Telecomm, Inc.:

   We have audited the accompanying consolidated balance sheets of Pac-West Telecomm, Inc. (a California corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pac-West Telecomm, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          ARTHUR ANDERSEN LLP

San Jose, California
February 5, 2002

                            PAC-WEST TELECOMM, INC.

                          CONSOLIDATED BALANCE SHEETS
                       As of December 31, 2001 and 2000

                                    ASSETS

                                                                                  2001          2000
                                                                              ------------  ------------
CURRENT ASSETS:
   Cash and cash equivalents................................................. $ 64,029,000  $ 56,675,000
   Short-term investments....................................................   18,471,000    43,904,000
   Trade accounts receivable, net of allowances of $2,630,000 and $3,003,000
     as of December 31, 2001 and 2000, respectively..........................   13,621,000    19,106,000
   Accounts receivable from related parties..................................       80,000        34,000
   Income tax receivable.....................................................      291,000     2,257,000
   Inventories...............................................................    2,939,000     4,272,000
   Prepaid expenses and other current assets.................................    3,134,000     3,482,000
   Deferred financing costs, net.............................................      785,000       853,000
   Deferred tax assets.......................................................    4,491,000     2,475,000
                                                                              ------------  ------------
       Total current assets..................................................  107,841,000   133,058,000
                                                                              ------------  ------------
PROPERTY AND EQUIPMENT:
   Network and other communication equipment.................................  146,703,000   114,325,000
   Equipment under capital leases............................................   23,273,000    21,311,000
   Office furniture..........................................................    2,624,000     2,046,000
   Business software and computer equipment..................................   25,346,000    19,586,000
   Vehicles..................................................................    2,004,000     2,053,000
   Leasehold improvements....................................................   30,149,000    23,971,000
   Projects in progress......................................................   32,775,000    49,065,000
                                                                              ------------  ------------
                                                                               262,874,000   232,357,000
Less: Accumulated depreciation and amortization..............................  (61,838,000)  (30,843,000)
                                                                              ------------  ------------
   Property and equipment, net...............................................  201,036,000   201,514,000
                                                                              ------------  ------------
COSTS IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES, net....................           --    18,756,000
OTHER ASSETS, net............................................................    5,860,000     7,464,000
                                                                              ------------  ------------
       Total assets.......................................................... $314,737,000  $360,792,000
                                                                              ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                            PAC-WEST TELECOMM, INC.

                          CONSOLIDATED BALANCE SHEETS
                       As of December 31, 2001 and 2000


                                                                            2001          2000
                                                                        ------------  ------------
               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of notes payable.................................... $         --  $     16,000
   Current obligations under capital leases............................    7,881,000     5,852,000
   Borrowings under senior credit facility.............................   10,000,000            --
   Accounts payable....................................................   11,536,000    18,681,000
   Accrued payroll and related expenses................................    2,884,000     3,872,000
   Accrued interest on Senior Notes....................................    8,438,000     8,437,000
   Other accrued liabilities...........................................    6,604,000     4,209,000
   Fiber IRU liability.................................................   17,240,000    17,240,000
   Deferred revenues...................................................      964,000     1,819,000
                                                                        ------------  ------------
          Total current liabilities....................................   65,547,000    60,126,000
                                                                        ------------  ------------
SENIOR NOTES...........................................................  150,000,000   150,000,000
CAPITAL LEASES, less current portion...................................   10,192,000    15,459,000
                                                                        ------------  ------------
          Total long-term debt.........................................  160,192,000   165,459,000
                                                                        ------------  ------------
DEFERRED REVENUES, less current portion................................      644,000       735,000
                                                                        ------------  ------------
DEFERRED INCOME TAXES..................................................    3,283,000    14,715,000
                                                                        ------------  ------------
          Total liabilities............................................  229,666,000   241,035,000
                                                                        ------------  ------------
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value:
       Authorized shares--100,000,000
       Issued and outstanding shares--36,148,487 and 35,948,549 at
         December 31, 2001 and 2000, respectively......................       36,000        36,000
Additional paid-in capital.............................................  183,550,000   183,568,000
Note receivable from stockholder.......................................     (200,000)     (200,000)
Retained deficit.......................................................  (98,072,000)  (63,280,000)
Accumulated other comprehensive income (loss)..........................      (53,000)      277,000
Deferred stock compensation............................................     (190,000)     (644,000)
                                                                        ------------  ------------
          Total stockholders' equity...................................   85,071,000   119,757,000
                                                                        ------------  ------------
          Total liabilities and stockholders' equity................... $314,737,000  $360,792,000
                                                                        ============  ============


  The accompanying notes are an integral part of these consolidated financial statements.

                            PAC-WEST TELECOMM, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             For the Years Ended December 31, 2001, 2000 AND 1999

                                                                                    2001          2000         1999
                                                                                ------------  ------------  -----------
REVENUES....................................................................... $149,992,000  $139,090,000  $95,505,000
COSTS AND EXPENSES:
    Operating..................................................................   57,345,000    42,388,000   20,510,000
    Selling, general and administrative........................................   66,099,000    54,026,000   22,855,000
    Depreciation and amortization..............................................   34,657,000    20,905,000    8,689,000
    Restructuring charges......................................................    8,764,000            --           --
    Impairment of goodwill.....................................................   16,787,000            --           --
                                                                                ------------  ------------  -----------
       Income (loss) from operations...........................................  (33,660,000)   21,771,000   43,451,000
                                                                                ------------  ------------  -----------
OTHER EXPENSE (INCOME):
    Interest expense...........................................................   19,937,000    18,932,000   18,124,000
    Interest income............................................................   (4,177,000)   (7,564,000)  (3,690,000)
    (Income) loss on asset dispositions, net...................................      (35,000)      580,000           --
                                                                                ------------  ------------  -----------
       Total other expense, net................................................   15,725,000    11,948,000   14,434,000
                                                                                ------------  ------------  -----------
       Income (loss) before provision for (benefit from) income taxes and
        cumulative effect of change in accounting principle....................  (49,385,000)    9,823,000   29,017,000
PROVISION FOR (BENEFIT FROM) INCOME TAXES......................................  (14,593,000)    4,791,000   13,111,000
                                                                                ------------  ------------  -----------
       Income (loss) before cumulative effect of change in accounting
        principle..............................................................  (34,792,000)    5,032,000   15,906,000
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
 net of income tax benefit of $943,000.........................................           --    (1,415,000)          --
                                                                                ------------  ------------  -----------
       Net income (loss).......................................................  (34,792,000)    3,617,000   15,906,000
ACCRUED PREFERRED STOCK DIVIDENDS..............................................           --            --   (4,085,000)
                                                                                ------------  ------------  -----------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS............................. $(34,792,000) $  3,617,000  $11,821,000
                                                                                ============  ============  ===========
INCOME (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE:
    Basic...................................................................... $      (0.96) $       0.14  $      0.59
    Diluted.................................................................... $      (0.96) $       0.13  $      0.56
LOSS PER SHARE FROM CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE:
    Basic...................................................................... $         --  $      (0.04) $        --
    Diluted.................................................................... $         --  $      (0.03) $        --
NET INCOME (LOSS) PER SHARE:
    Basic...................................................................... $      (0.96) $       0.10  $      0.59
    Diluted.................................................................... $      (0.96) $       0.10  $      0.56
WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic......................................................................   36,057,941    35,837,552   20,172,968
    Diluted....................................................................   36,057,941    37,661,717   21,293,828
COMPREHENSIVE INCOME (LOSS):
    Net income (loss).......................................................... $(34,792,000) $  3,617,000  $11,821,000
    Change in accumulated other comprehensive income (loss)....................     (330,000)      277,000           --
                                                                                ------------  ------------  -----------
    Comprehensive income (loss)................................................ $(35,122,000) $  3,894,000  $11,821,000
                                                                                ============  ============  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                            PAC-WEST TELECOMM, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             For the Years Ended December 31, 1999, 2000 and 2001

                                                                  Notes                  Accumulated
                                                                Receivable                  Other    Deferred       Total
                                  Common Stock     Additional      From                  Comprehen-    Stock    Stockholders'
                               ------------------   Paid-in       Stock      Retained    sive Income Compensa-     Equity
                                 Shares   Amount    Capital      holders     Deficit       (Loss)      tion       (Deficit)
                               ---------- ------- ------------  ---------- ------------  ----------- ---------  -------------
Balance, December 31, 1998.... 17,587,458 $18,000 $  8,905,000  $(233,000) $(82,803,000)  $      --  $      --  $(74,113,000)
Net proceeds from initial
 public offering of common
 stock........................ 12,765,000  12,000  118,121,000         --            --          --         --   118,133,000
Conversion of preferred
 stock........................  5,040,868   5,000   50,404,000         --            --          --         --    50,409,000
Accrued preferred stock
 dividends....................         --      --   (4,085,000)        --            --          --         --    (4,085,000)
Net income....................         --      --           --         --    15,906,000          --         --    15,906,000
                               ---------- ------- ------------  ---------  ------------   ---------  ---------  ------------
Balance, December 31, 1999.... 35,393,326  35,000  173,345,000   (233,000)  (66,897,000)         --         --   106,250,000
Issuance of common
 stock for acquisitions/other.    491,787   1,000    9,180,000         --            --          --         --     9,181,000
Exercise of stock options.....     63,436              135,000         --            --          --         --       135,000
Repayment of notes
 receivable...................         --      --           --     33,000            --          --         --        33,000
Unrealized gain on
 investments..................                                         --            --     277,000         --       277,000
Deferred stock compensation...         --      --      908,000         --            --          --   (908,000)           --
Amortization of deferred stock
 compensation.................         --      --           --         --            --          --    264,000       264,000
Net income....................         --      --           --         --     3,617,000          --         --     3,617,000
                               ---------- ------- ------------  ---------  ------------   ---------  ---------  ------------
Balance, December 31, 2000.... 35,948,549  36,000  183,568,000   (200,000)  (63,280,000)    277,000   (644,000)  119,757,000
Exercise of stock options.....     45,125      --       94,000         --            --          --         --        94,000
Issuance of shares under
 Employee Stock Purchase
 Plan.........................    154,813      --      258,000         --            --          --         --       258,000
Unrealized loss on investments         --      --           --         --            --    (330,000)        --      (330,000)
Reversal of deferred stock
 compensation for
 forfeitures..................         --      --     (370,000)        --            --          --    370,000            --
Amortization of deferred stock
 compensation.................         --      --           --         --            --          --     84,000        84,000
Net loss......................         --      --           --         --   (34,792,000)         --         --   (34,792,000)
                               ---------- ------- ------------  ---------  ------------   ---------  ---------  ------------
Balance, December 31, 2001.... 36,148,487 $36,000 $183,550,000  $(200,000) $(98,072,000)  $ (53,000) $(190,000) $ 85,071,000
                               ========== ======= ============  =========  ============   =========  =========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                            PAC-WEST TELECOMM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 2001, 2000 and 1999

                                                                                                 2001          2000
                                                                                             ------------  ------------
OPERATING ACTIVITIES:
   Income (loss) before cumulative effect of change in accounting principle................. $(34,792,000) $  5,032,000
   Adjustments to reconcile income (loss) before cumulative effect of change in accounting principle to net cash provided by operating activities:
    Depreciation and amortization...........................................................   34,657,000    20,905,000
    Amortization of deferred financing costs................................................      878,000       853,000
    Amortization of deferred stock compensation.............................................       84,000       264,000
    Impairment of goodwill..................................................................   16,787,000            --
    Non-cash restructuring charges..........................................................    5,000,000            --
    Net (gain) loss on asset dispositions...................................................      (35,000)      580,000
    Interest earned on restricted cash......................................................           --       (38,000)
    Provision for doubtful accounts.........................................................    3,214,000       989,000
    Provision for inventory.................................................................      550,000            --
    Deferred income tax provision (benefit).................................................  (14,593,000)    4,787,000
    Changes in operating assets and liabilities, net of acquisitions:
      (Increase) decrease in trade accounts receivable......................................    2,271,000    (9,254,000)
      (Increase) decrease in accounts receivable from related parties.......................      (46,000)       29,000
      (Increase) decrease in income tax receivable..........................................    3,111,000    (2,062,000)
      (Increase) decrease in inventories....................................................      783,000    (1,761,000)
      (Increase) decrease in prepaid expenses and other current assets......................      348,000      (489,000)
      (Increase) decrease in other assets...................................................      716,000      (253,000)
      Increase (decrease) in accounts payable...............................................   (7,145,000)      401,000
      Increase in accrued interest on Senior Notes..........................................        1,000         2,000
      Increase (decrease) in income taxes payable...........................................           --      (537,000)
      Increase (decrease) in accrued payroll and related expenses and other liabilities.....      462,000    22,314,000
                                                                                             ------------  ------------
         Net cash provided by operating activities..........................................   12,251,000    41,762,000
                                                                                             ------------  ------------
INVESTING ACTIVITIES:
   Purchases of property and equipment......................................................  (35,189,000)  (92,337,000)
   (Purchases) redemptions of short-term investments, net...................................   25,103,000    26,511,000
   Proceeds from disposal of equipment......................................................      193,000        46,000
   Purchase of restricted cash investments, net of redemptions of $10,125,000 and
    $10,238,000 in 2000 and 1999, respectively..............................................           --    10,125,000
   Costs of acquisitions, net of cash received..............................................       10,000   (12,186,000)
                                                                                             ------------  ------------
         Net cash used in investing activities..............................................   (9,883,000)  (67,841,000)
                                                                                             ------------  ------------
FINANCING ACTIVITIES:
   Proceeds from issuance of Senior Notes...................................................           --            --
   Net proceeds from initial public offering of common stock................................           --            --
   Repayment of senior secured borrowings...................................................           --            --
   Proceeds from borrowing under senior credit facility.....................................   10,000,000            --
   Proceeds from repayment of note receivable from stockholder..............................           --        33,000
   Repayments on notes payable..............................................................      (16,000)     (100,000)
   Principal payments on capital leases.....................................................   (5,200,000)           --
   Payments for deferred financing costs....................................................     (150,000)       (2,000)
   Proceeds from the issuance of common stock...............................................      352,000       135,000
                                                                                             ------------  ------------
         Net cash provided by financing activities..........................................    4,986,000        66,000
                                                                                             ------------  ------------
         Net increase (decrease) in cash and cash equivalents...............................    7,354,000   (26,013,000)
CASH AND CASH EQUIVALENTS:
   Beginning of year........................................................................   56,675,000    82,688,000
                                                                                             ------------  ------------
   End of year.............................................................................. $ 64,029,000  $ 56,675,000
                                                                                             ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Non cash investing activities:
    Issuance of common stock for acquisitions............................................... $         --  $  9,147,000
   Non cash financing activities:
    Equipment purchased under capital lease obligations..................................... $  1,962,000  $ 21,311,000
   Cash paid during the year for:
    Interest................................................................................ $ 20,782,000  $ 20,250,000
    Income taxes............................................................................ $         --  $  2,253,000

                                                                                                 1999
                                                                                             -------------
OPERATING ACTIVITIES:
   Income (loss) before cumulative effect of change in accounting principle................. $  15,906,000
   Adjustments to reconcile income (loss) before cumulative effect of change in accounting principle to net cash provided by operating activities:
    Depreciation and amortization...........................................................     8,689,000
    Amortization of deferred financing costs................................................     1,162,000
    Amortization of deferred stock compensation.............................................            --
    Impairment of goodwill..................................................................            --
    Non-cash restructuring charges..........................................................            --
    Net (gain) loss on asset dispositions...................................................            --
    Interest earned on restricted cash......................................................      (629,000)
    Provision for doubtful accounts.........................................................       495,000
    Provision for inventory.................................................................            --
    Deferred income tax provision (benefit).................................................     6,316,000
    Changes in operating assets and liabilities, net of acquisitions:
      (Increase) decrease in trade accounts receivable......................................    (4,211,000)
      (Increase) decrease in accounts receivable from related parties.......................         1,000
      (Increase) decrease in income tax receivable..........................................     1,776,000
      (Increase) decrease in inventories....................................................      (505,000)
      (Increase) decrease in prepaid expenses and other current assets......................    (1,975,000)
      (Increase) decrease in other assets...................................................    (2,541,000)
      Increase (decrease) in accounts payable...............................................     8,011,000
      Increase in accrued interest on Senior Notes..........................................     8,435,000
      Increase (decrease) in income taxes payable...........................................       520,000
      Increase (decrease) in accrued payroll and related expenses and other liabilities.....       (11,000)
                                                                                             -------------
         Net cash provided by operating activities..........................................    41,439,000
                                                                                             -------------
INVESTING ACTIVITIES:
   Purchases of property and equipment......................................................   (56,370,000)
   (Purchases) redemptions of short-term investments, net...................................   (70,138,000)
   Proceeds from disposal of equipment......................................................            --
   Purchase of restricted cash investments, net of redemptions of $10,125,000 and
    $10,238,000 in 2000 and 1999, respectively..............................................    (9,458,000)
   Costs of acquisitions, net of cash received..............................................            --
                                                                                             -------------
         Net cash used in investing activities..............................................  (135,966,000)
                                                                                             -------------
FINANCING ACTIVITIES:
   Proceeds from issuance of Senior Notes...................................................   150,000,000
   Net proceeds from initial public offering of common stock................................   118,133,000
   Repayment of senior secured borrowings...................................................  (100,000,000)
   Proceeds from borrowing under senior credit facility.....................................            --
   Proceeds from repayment of note receivable from stockholder..............................            --
   Repayments on notes payable..............................................................      (132,000)
   Principal payments on capital leases.....................................................            --
   Payments for deferred financing costs....................................................    (6,022,000)
   Proceeds from the issuance of common stock...............................................            --
                                                                                             -------------
         Net cash provided by financing activities..........................................   161,979,000
                                                                                             -------------
         Net increase (decrease) in cash and cash equivalents...............................    67,452,000
CASH AND CASH EQUIVALENTS:
   Beginning of year........................................................................    15,236,000
                                                                                             -------------
   End of year.............................................................................. $  82,688,000
                                                                                             =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Non cash investing activities:
    Issuance of common stock for acquisitions............................................... $          --
   Non cash financing activities:
    Equipment purchased under capital lease obligations..................................... $          --
   Cash paid during the year for:
    Interest................................................................................ $   8,723,000
    Income taxes............................................................................ $   4,499,000

  The accompanying notes are an integral part of these consolidated financial statements.

                            PAC-WEST TELECOMM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001

1.  ORGANIZATION:

   Pac-West Telecomm, Inc. (the Company) is a provider of integrated communications services in the western United States. The Company's customers include Internet Service Providers (ISPs), small and medium-sized businesses and enhanced communications service providers, many of which are communications intensive users.

   The Company was incorporated in May 1996 in the state of California as a wholly owned subsidiary of CalPage (a telephone, answering and paging services company), also formerly named Pac-West Telecomm, Inc. CalPage transferred its telephone and answering service divisions to the Company effective September 30, 1996.

   The success of the Company is dependent upon several factors. These factors include the Company's ability to maintain and attract new customers, manage and adequately finance network growth and technological change within the telecommunications industry, maintain high quality, market driven services at prices generally equal to or below those charged by our competitors, obtain positive and timely responses regarding governmental regulations and adequately manage working capital and cash flows.

   In September 1998, the Company completed a merger with PWT Acquisition Corp.
(PWT) and a recapitalization of the Company (the Transaction). PWT was formed by a group of investors for the purpose of injecting additional equity into the Company and effecting the recapitalization. In connection with the Transaction, PWT was merged into the Company with the Company being the surviving corporation.

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

   In January 2000, the Company acquired the customer base and certain other assets of Napa Valley Telecom (Napa Telecom), a switch based, long distance telecommunications company which was headquartered in Napa Valley, California. In February 2000, the Company acquired all of the outstanding stock of Installnet, Inc. and two related companies (collectively, Installnet), which was headquartered in Southern California. Installnet was primarily engaged in the business of selling, installing and maintaining telecommunications equipment. In September 2000, the Company acquired the customer base and certain other assets of BTC Corp. (Baron Telecommunications), which was headquartered in Seattle, Washington. Baron Telecommunications provided telecommunications equipment to small and medium-sized businesses in Seattle and surrounding areas. Effective November 1, 2000, the Company acquired the customer base and assets of Communication Specialists, Inc. (CSI), a telecommunications company located in Salt Lake City, Utah. These acquisitions were accounted for using the purchase method of accounting (see Note 5.)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries since the date of acquisition. All intercompany accounts and transactions have been eliminated. Installnet, Inc., and U.S. Net Solutions, Inc. are subsidiaries of Pac-West Telecomm, Inc. and are included in the respective consolidated financial statements. In addition, D.B.D Consulting, Inc was a subsidiary of the Company until October 31, 2001, at which time it was disposed of for its net book value of approximately $28,000.

                            PAC-WEST TELECOMM, INC.

  Concentration of Customers and Suppliers

   The concentrations of customers and suppliers of the Company for the years ended December 31, 2001, 2000 and 1999 are:

                                                                              2001 2000 1999
                                                                              ---- ---- ----
Revenues (percent of revenues): Incumbent Local Exchange Carriers (ILECs, see
  Note 7)....................................................................  42%  45%  58%
Expenses (percent of operating costs): largest supplier......................  35%  35%  49%

   In 2001, 2000 and 1999, the Company's largest source of operating costs was also the largest incumbent local exchange carrier (ILEC).

   For the years ended December 31, 2001, 2000 and 1999, revenue from our ISPs accounted for approximately 22%, 19% and 19%, respectively, of our total revenues, and accounted for approximately 15% and 17% of our accounts receivable as of December 31, 2001 and 2000, respectively. This ISP revenue does not include reciprocal compensation related to terminating calls to ISPs, long distance services and dedicated transport services. Management performs ongoing evaluations of the creditworthiness of its customers and monitors collections. As necessary, an allowance for doubtful accounts is recognized for potential uncollectible accounts. During 2001 and 2000, respectively, the Company recognized a $3.2 million and $1.0 million provision for doubtful accounts included in selling, general and administrative expense in the accompanying consolidated statements of operations. This provision reflects increased accounts receivable write-offs as a result of an increase in customer delinquencies and bankruptcies.

  Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company include provision for doubtful accounts receivable, impairment provisions for long-lived assets and goodwill, accruals related to abandoned properties identified in our restructuring plan, and the outcomes of litigation and regulatory proceedings discussed in Note 7. By their nature, these judgments are subject to an inherent degree of uncertainty. Thus, actual results could differ from estimates made and such differences could be material.

   Provision for doubtful accounts receivable. Provisions for allowances for doubtful accounts receivable are estimated based upon historical collection experience, customer delinquencies and bankruptcies, information provided by our customers, observance of trends in the industry and other current economic conditions. If this information does not properly reflect future collections, our accounts receivable could be overstated or understated.

   Provisions for long-lived assets and goodwill. The Company periodically evaluates the carrying amount of its long-lived assets and goodwill when events or changes in business circumstances have occurred which indicate the remaining estimated useful lives of such assets may not be fully recoverable. In assessing the recoverability of these assets, the Company must make assumptions regarding, among other things, estimated future cash flows to determine the fair value of the respective assets. If these estimates and the related assumptions change in the future, the Company may be required to record an impairment charge for these assets in the future.

   Accruals related to abandoned properties. In August 2001, the Company approved and announced a restructuring plan, which included, among other things (see Note 3), closing our switch facility in Utah and consolidation of six sales offices. In order to estimate rent expense related to these abandoned premises, the

                            PAC-WEST TELECOMM, INC.

Company made certain assumptions including; (1) the time period over which the premises would remain vacant, (2) sublease terms, and (3) estimated sublease rents. In the case of the Utah switching facility, no sublease income was estimated due to the specialized nature of this facility. If the Company is unable to sublet the abandoned premises within the estimated timeframe and at estimated terms, the restructuring charge could be understated.

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

  Revenue Recognition

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements, and became effective for the Company during the fourth quarter of 2000, retroactive to January 1, 2000. In accordance with SAB 101, the Company recognizes revenue when there is pervasive evidence of an arrangement, delivery of the product or performance of the service has occurred, the selling price is fixed and determined and collectibility is reasonably assured. The Company's adoption of SAB 101 changed the timing of when revenue is recognized for non-refundable up-front payments received for installation services. Historically, these amounts have been recognized in the period received. Under the revised revenue recognition policy, these payments, and related costs up to the amount of revenues, are recognized as revenue and expense ratably over the term of the service contracts, generally 24 to 36 months. Any costs in excess of recognized revenues are expensed in the current period. As of December 31, 2001 and 2000, $1,608,000 and $2,554,000, respectively, of installation payments received and $1,049,000 and $999,000, respectively, of associated costs were deferred and are included in deferred revenues and other assets, respectively, in the accompanying consolidated balance sheets.

   The cumulative effect of this accounting change was $1,415,000, net of income tax benefit of $943,000, and was taken as a charge to the first quarter of 2000. The accounting change did not have a material effect on quarterly revenue and quarterly earnings during 2000. The Company restated its results for the first three quarters of the year ended December 31, 2000, as reflected in Note 12. The pro forma impact of this change on years prior to 2000 has not been presented, as the impact of such change is immaterial to the individual years presented.

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

                            PAC-WEST TELECOMM, INC.

  Short-Term Investments

   All investments with a maturity of greater than three months at the date of purchase are accounted for under Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company determines the appropriate classification at the time of purchase. All investments as of December 31, 2001 and 2000 were classified as available-for-sale and appropriately carried at fair value. Realized gains and losses are included in interest income in the accompanying consolidated statements of operations. Differences between cost and fair value (unrealized gains and losses) are recorded as other comprehensive income (loss), a separate component of stockholders' equity. For the years ended December 31, 2001 and 2000, the change in other comprehensive income (loss) was a (decrease) increase of $(330,000) and $277,000, respectively (see Note 4).

  Inventories

   Inventories consist of telephone equipment, parts and installation materials, which are valued at the lower of cost or market value. All inventory is classified as finished goods. Cost is determined by the average-cost method. Provisions are made to reduce slow moving inventory to reflect its estimated net realizable value. In the third quarter of 2001, the Company recorded a provision of approximately $0.6 million as a result of exiting the COAM business (see Note 3).

  Property and Equipment

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

    Equipment................................... 3 to 7 years
    Vehicles.................................... 5 years
    Leasehold improvements...................... 10 years or life of lease, whichever is shorter

   The Company capitalizes interest on capital projects when the project involves considerable time and major expenditures. Such interest is capitalized as part of the cost of the equipment and leasehold improvements and is amortized over the remaining life of the assets. Interest is capitalized based on the Company's incremental borrowing rate during the period of asset construction. In 2001, 2000 and 1999, the Company capitalized $1,724,000, $2,462,000 and $2,346,000, respectively, of interest related to capital projects.

   Depreciation and amortization of property and equipment was $32,471,000, $17,651,000 and $8,475,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

   In August 2001, the Company approved and announced a restructuring plan that included closing our switch facility near Salt Lake City, Utah. Accordingly, the Company wrote-off leasehold improvements and other equipment at this switch facility that could not be redeployed to other locations. As a result of this write-off, the Company recorded a charge of $5.0 million, which is included in the $8.8 million restructuring charge recorded in the third quarter of 2001. During the last quarter of 2000, approximately $8.9 million of networking equipment was returned to the supplier in exchange for credits for the full purchase price. The difference between the net book value of the equipment and the credits received, approximately $(0.7) million, is included in (income) loss on asset dispositions, net.

                            PAC-WEST TELECOMM, INC.

   Approximately 22% and 19% of property and equipment capitalized during the year ended December 31, 2000 was acquired by the Company from two vendors. During 2001, the Company acquired approximately 38% and 5% of property and equipment from these same two vendors.

   In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company periodically evaluates the carrying amount of its property and equipment when events or changes in business circumstances have occurred which indicate the remaining estimated useful lives of such assets may not be fully recoverable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. If the Company determines an asset has been impaired, the impairment charge is recorded based on a comparison of the net book value of the fixed asset and the discounted future cash flows resulting from the use of the asset over the average remaining useful life.

   The Company evaluated the carrying amount of its property and equipment in accordance with SFAS 121 and determined, based on management's best estimate, that no impairment charge was required for these assets as of December 31, 2001. This analysis required significant judgments and estimates related to, among other factors, demand and the pricing of the Company's services. To the extent actual market conditions differ significantly from management's estimates, the estimated fair market value of our long-lived assets could change which may result in a future impairment charge and such charge, if any, may be material.

   During the fourth quarter of 2000, it was determined that certain internal-use computer software purchased externally did not meet management's expectations. Under the provisions of SFAS 121 the Company recorded an impairment charge for this business software of approximately $1.3 million, which is included in (income) loss on asset dispositions, net in the accompanying consolidated statements of operations. The software project was subsequently implemented utilizing internal resources and systems.

  Other Assets

   At December 31, other assets consist of the following:

                                                       2001       2000
                                                    ---------- ----------
       Deferred financing costs.................... $4,148,000 $4,808,000
       Acquisition of lease rights.................  1,026,000  1,254,000
       Long-term portion of deferred installation
         costs.....................................    448,000    516,000
       Long-term portion of prepaid expenses
         and deposits..............................    133,000    781,000
       Employee receivable.........................    105,000    105,000
                                                    ---------- ----------
                                                    $5,860,000 $7,464,000
                                                    ========== ==========

   Deferred financing costs consist primarily of capitalized amounts for underwriter fees, professional fees and other expenses related to the issuance and subsequent registration of the $150,000,000 Senior Notes. These deferred financing costs are being amortized on a straight-line basis (which approximates the effective interest method) over the estimated 10-year term of the notes beginning January 29, 1999. Amortization of deferred financing costs for the years ended December 31, 2001, 2000 and 1999, was $878,000, $853,000
and $1,162,000, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

   During 1999, the Company acquired lease rights of additional space in its Los Angeles facility. This amount is being amortized on a straight-line basis over the life of the lease, which is 81 months. Amortization expense for this facility was $228,000, $260,000 and $0 for the years ended 2001, 2000 and 1999, respectively, and is included in amortization expense in the accompanying consolidated statements of operations.

                            PAC-WEST TELECOMM, INC.

  Other Accrued Liabilities

   At December 31, other accrued liabilities consist of the following:

                                                        2001       2000
                                                     ---------- ----------
     Accrued restructuring charges (See Note 3)..... $2,460,000 $       --
     Taxes payable, collected from customers........    361,000    582,000
     Acquisition holdbacks..........................    608,000  1,060,000
     Accrued warranty and maintenance...............    102,000    402,000
     Other..........................................  3,073,000  2,165,000
                                                     ---------- ----------
                                                     $6,604,000 $4,209,000
                                                     ========== ==========

  Income Taxes

   The Company provides for income taxes in accordance with SFAS No. 109 (SFAS
109), "Accounting for Income Taxes." SFAS 109 requires the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying the applicable statutory tax rate to the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date based on the applicable tax rate.

  Other Comprehensive Income (Loss)

   In September 1997, the FASB issued SFAS No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes the disclosure requirements for comprehensive income (loss) and its components within the financial statements. For the year ended December 31, 2001 and 2000 there was $(330,000) and $277,000, respectively, of other comprehensive (loss) income pertaining to the net unrealized investment gains and losses. The Company had no items of other comprehensive income (loss) for the years ended December 31, 1999; therefore, comprehensive income (loss) was the same as net income (loss) for this year.

  Segment Reporting

   The Company has adopted SFAS No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards in which public companies disclose certain information about operating segments in the company's financial reports. As an integrated telecommunications provider, the Company has one reportable operating segment. While the Company's chief decision-maker monitors the revenue streams of various services, operations are managed and financial performance is evaluated based upon the delivery of multiple services over common networks and facilities. This allows the Company to leverage its costs in an effort to maximize return. As a result, there are many shared expenses generated by the various revenue streams. Because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management does not currently make such allocations internally. The chief decision-maker does, however, monitor revenue streams at a more detailed level than those depicted in the Company's accompanying consolidated financial statements.

                            PAC-WEST TELECOMM, INC.

   Specifically, the following table presents revenues by service type for the years ended December 31, 2001, 2000 and 1999:

                                    2001         2000        1999
                                ------------ ------------ -----------
          Local services....... $116,609,000 $102,970,000 $79,071,000
          Long-distance
            services...........   14,393,000   16,128,000   7,974,000
          Dedicated transport
            services...........    9,747,000    7,663,000   5,162,000
          Products and services    7,226,000    9,942,000   1,485,000
          Other................    2,017,000    2,387,000   1,813,000
                                ------------ ------------ -----------
                                $149,992,000 $139,090,000 $95,505,000
                                ============ ============ ===========

   Local services revenues for the year ended December 31, 1999 include $26,308,000 of reciprocal compensation settlement payments (see Note 7).

  Other Recent Pronouncements

   The FASB issued SFAS No. 133, (SFAS 133) "Accounting for Derivative Instruments and for Hedging Activities" and SFAS No. 138, (SFAS 138) "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133", in June 1998 and June 2000, respectively. As amended, SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities including recognizing all derivatives as either assets or liabilities in the financial statement at fair value and is effective January 1, 2001. The adoption of SFAS 133 did not impact the Company's financial statements as the Company does not invest in derivatives or participate in hedging activities.

   In June 2001, the FASB issued SFAS No. 141 (SFAS 141), "Business Combinations" and SFAS No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". Major provisions of these statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment at least annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization; goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. As discussed in Note 5, the Company wrote-off its unamortized goodwill in the third quarter of 2001. Therefore, the adoption of SFAS 142 will have no effect on the Company's financial statements at this time.

   In October 2001, the FASB issued SFAS No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations" to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company does not believe the adoption of SFAS 143 will have a material impact on the Company's financial position or results of operations.

                            PAC-WEST TELECOMM, INC.

   In October 2001, the FASB issued SFAS No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 in the first quarter of fiscal year 2002. The Company does not believe the adoption of SFAS 144 will have a material impact on the Company's financial position or results of operations.

  Income (Loss) Per Share

   Income (loss) per share has been calculated under SFAS No. 128 (SFAS 128), "Earnings per Share." SFAS 128 requires companies to compute income (loss) per share under two methods (basic and diluted). Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share information considers the effect of dilutive securities such as stock options, using the treasury stock method, and other securities convertible into common stock using the if-converted basis. For the year ended December 31, 2001, dilutive securities were antidilutive, as they decreased the loss per share for this period. Accordingly, options to purchase 582,644 shares were excluded from the diluted net loss per share calculation for this period.

   Diluted net income (loss) per share information considers the effect of dilutive securities as follows:

                                                                 For the Year Ended December 31, 2001
                                                                 -----------------------------------
                                                                    Income        Shares    Per Share
                                                                 ------------   ----------  ---------
Basic net loss per share:
   Net loss available to common stockholders.................... $(34,792,000)  36,057,941   $(0.96)
Effect of dilutive securities:
   Stock options................................................                        --
                                                                                ----------
Diluted net loss per share:
   Net loss available to common stockholders and dilutive stock
     options.................................................... $(34,792,000)  36,057,941   $(0.96)
                                                                 ============   ==========   ======

                                                                       For the Year Ended December 31, 2000
                                                                       -----------------------------------
                                                                          Income        Shares    Per Share
                                                                       -----------    ----------  ---------
Basic net income per share:
   Income applicable to common stockholders before cumulative effect
     of change in accounting principle, net........................... $ 5,032,000    35,837,552   $ 0.14
   Cumulative effect of change in accounting principle, net...........  (1,415,000)   35,837,552    (0.04)
                                                                       -----------    ----------   ------

   Net income available to common stockholders........................ $ 3,617,000    35,837,552   $ 0.10
                                                                       ===========    ==========   ======
Effect of dilutive securities:
   Stock options......................................................                 1,824,165
                                                                                      ----------
Diluted net income per share:
   Income available to common stockholders and dilutive stock options
     before cumulative effect of change in accounting principle, net.. $ 5,032,000    37,661,717   $ 0.13
   Cumulative effect of change in accounting principle, net...........  (1,415,000)   37,661,717    (0.03)
                                                                       -----------                 ------
   Net income available to common stockholders and dilutive stock
     options.......................................................... $ 3,617,000    37,661,717   $ 0.10
                                                                       ===========    ==========   ======

                            PAC-WEST TELECOMM, INC.

                                                                   For the Year Ended December 31, 1999
                                                                   ------------------------------------
                                                                      Income        Shares    Per Share
                                                                    -----------   ----------  ---------
Basic net income per share:
   Net income available to common stockholders.................... $11,821,000    20,172,968    $0.59
Effect of dilutive securities:
   Stock options..................................................                 1,120,860
                                                                                  ----------
Diluted net income per share:
   Net income available to common stockholders and dilutive stock
     options...................................................... $11,821,000    21,293,828    $0.56
                                                                    ===========   ==========    =====

   In November 1999, the Company consummated an initial public offering of its common stock and converted all outstanding convertible redeemable preferred stock and cumulative dividends (see Note 1). This conversion of the convertible redeemable preferred stock in 1999 was antidilutive and has been excluded from the calculation of diluted income per share.

   The Company evaluated the requirements of the SEC Staff Accounting Bulletin No. 98 (SAB 98) and concluded that there are no nominal issuances of common stock or potential common stock that would be required to be shown as outstanding for all periods presented herein as outlined in SAB 98.

3.  RESTRUCTURING CHARGES:

   In August 2001, the Company approved and announced a restructuring plan which contained certain business initiatives in response to current unfavorable market conditions including suspension of our expansion plans in certain states, exiting of certain lower margin services, including residential resale and customer owned and maintained (COAM) equipment, and undertaking certain cost reduction initiatives. In addition to restructuring certain product offerings, this restructuring program included closing our switch facility in Utah, consolidation of six sales offices, and a workforce reduction of approximately 200 employees. As a result of these restructuring activities, the Company recorded an $8.8 million restructuring charge in the third quarter of 2001 of which $5.0 million was related to the write-off of leasehold improvements and other equipment in Utah, which cannot be redeployed to other locations. Amounts expensed totaling $2.4 million relate to future rent payments due (net of estimated sublease payments) for abandoned premises, primarily in Utah and San Diego, which will be paid over the respective lease terms through various dates ending in fiscal year 2010. In order to estimate rent expense for these abandoned premises, the Company made certain assumptions including; (1) the time period over which the premises would remain vacant, (2) sublease terms, and (3) estimated sublease rents. In the case of the Utah switching facility, no sublease income has been estimated due to the specialized nature of this facility. As of September 30, 2001 the workforce reduction was substantially complete with all severance payments being made as of December 31, 2001. A remaining restructuring liability of $2.5 million is included in other accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2001.

                            PAC-WEST TELECOMM, INC.

   A summary of the restructuring expenses and the associated remaining liability consist of the following:

                                                                        Restructuring
                                                                       Liability as of
                                        Total     Non-Cash     Cash     December 31,
                                        Charge    Charges    Payments       2001
                                      ---------- ---------- ---------- ---------------
Write-off of leasehold improvements
  and equipment...................... $5,171,000 $5,000,000 $       --   $  171,000
Rent expense for vacated premises....  2,377,000         --    230,000    2,147,000
Workforce reduction..................    921,000         --    921,000           --
Other charges........................    295,000         --    153,000      142,000
                                      ---------- ---------- ----------   ----------
                                      $8,764,000 $5,000,000 $1,304,000   $2,460,000
                                      ========== ========== ==========   ==========

4.  INVESTMENTS:

   The following tables summarize the Company's investments in securities as of December 31, 2001:

                                                      Unrealized  Fair Market
                                             Cost     Losses, net    Value
                                          ----------- ----------- -----------
  Cash equivalents....................... $45,136,000  $     --   $45,136,000
  U.S. government agencies...............   6,278,000   (10,000)    6,268,000
  Municipals.............................   6,600,000        --     6,600,000
  Commercial paper.......................     998,000        --       998,000
  Corporate bonds........................  11,672,000   (41,000)   11,631,000
  Asset backed securities................   3,427,000    (2,000)    3,425,000
  Other income...........................     375,000        --       375,000
                                          -----------  --------   -----------
     Total investments in securities..... $74,486,000  $(53,000)  $74,433,000
  Cash...................................                           8,067,000
                                                                  -----------
     Total cash and investments..........                         $82,500,000
                                                                  ===========
  Reported as:
     Cash and cash equivalents...........                         $64,029,000
     Short-term investments..............                         $18,471,000

   As of December 31, 2001, $12,473,000 of our short-term investments had maturity dates which exceeded one year.

                            PAC-WEST TELECOMM, INC.

   The following tables summarize the Company's investments in securities as of December 31, 2000:

                                                      Unrealized Fair Market
                                             Cost     Gains, net    Value
                                          ----------- ---------- ------------
  Cash equivalents....................... $27,570,000  $     --  $ 27,570,000
  U.S. government agencies...............  23,893,000   124,000    24,017,000
  Municipals.............................  15,215,000        --    15,215,000
  Collaterized mortgage obligation.......     992,000    12,000     1,004,000
  Corporate bonds........................  17,428,000    55,000    17,483,000
  Asset backed securities................   9,282,000    86,000     9,368,000
                                          -----------  --------  ------------
     Total investments in securities..... $94,380,000  $277,000  $ 94,657,000
  Cash...................................                           5,922,000
                                                                 ------------
     Total cash and investments..........                        $100,579,000
                                                                 ============
  Reported as:
     Cash and cash equivalents...........                        $ 56,675,000
     Short-term investments..............                          43,904,000
                                                                 ============

   As of December 31, 2000, $39,044,000 of our short-term investments had maturity dates which exceeded one year.

5.  COSTS IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES:

   At December 31, 2000, costs in excess of net assets of acquired businesses (goodwill) primarily related to the acquisitions of Napa Telecom, Installnet, Baron Telecommunications and CSI. In accordance with Accounting Principles Board Opinion No. 17 (APB 17), "Intangible Assets," the Company periodically evaluates the carrying amount of its enterprise-level goodwill when events or changes in business circumstances have occurred that indicate the carrying amount of the enterprise-level goodwill may be impaired. Determination of impairment is based on an estimate of the fair value of the goodwill using estimated discounted future cash flows. As a result of the Company's modified business plan, the Company determined its goodwill was impaired and recorded an impairment charge of $16.8 million in the third quarter of 2001. As of August 1, 2001, when the Company determined the goodwill was impaired, the Company discontinued amortizing the related goodwill. Goodwill amortization was $2.0 million and $2.8 million for the years ended December 31, 2001 and 2000, respectively.

                            PAC-WEST TELECOMM, INC.

   At December 31, 2000, costs in excess of net assets of acquired businesses, net, consisted of the following:

                             Napa                         Baron
                            Telecom    Installnet   Telecommunications    CSI       Other*      Total
                           ----------  -----------  ------------------ ----------  --------  -----------
Purchase Price:
   Cash................... $4,517,000  $ 4,386,000      $1,823,000     $1,042,000  $209,000  $11,977,000
   Common stock...........         --    8,400,000         587,000        160,000        --    9,147,000
   Expenses...............     55,000      418,000          35,000         23,000     4,000      535,000
                           ----------  -----------      ----------     ----------  --------  -----------
       Total..............  4,572,000   13,204,000       2,445,000      1,225,000   213,000   21,659,000
   Less net assets
     (deficit) acquired...    847,000   (1,622,000)        655,000        165,000        --       45,000
                           ----------  -----------      ----------     ----------  --------  -----------
       Total excess
       costs..............  3,725,000   14,826,000       1,790,000      1,060,000   213,000   21,614,000
   Less accumulated
     amortization.........   (744,000)  (1,942,000)        (85,000)       (33,000)  (54,000)  (2,858,000)
                           ----------  -----------      ----------     ----------  --------  -----------
   Unamortized balance at
     December 31, 2000.... $2,981,000  $12,884,000      $1,705,000     $1,027,000  $159,000  $18,756,000
                           ==========  ===========      ==========     ==========  ========  ===========

   As of August 1, 2001, costs in excess of net assets of acquired businesses, net, for which an impairment charge was recorded as noted above, consisted of the following:

Unamortized balance at December 31,
  2000............................. $2,981,000  $12,884,000  $1,705,000  $1,027,000  $159,000  $18,756,000
2001 costs.........................         --       20,000       9,000       6,000                 35,000
2001 adjustment to purchase price..         --           --     (45,000)         --        --      (45,000)
2001 amortization..................   (434,000)  (1,236,000)   (149,000)   (116,000)  (24,000)  (1,959,000)
                                    ----------  -----------  ----------  ----------  --------  -----------
Impairment charge.................. $2,547,000  $11,668,000  $1,520,000  $  917,000  $135,000  $16,787,000
                                    ==========  ===========  ==========  ==========  ========  ===========

--------
*  Cash was paid prior to January 2000 for "other" acquisitions.

   Costs in excess of net assets acquired for Napa Telecom were amortized on a straight-line basis over 60 months beginning January 1, 2000. Costs in excess of net assets acquired for Installnet, Baron Telecommunications and CSI were amortized on a straight-line basis over 84 months beginning February 1, September 1, and November 1, 2000, respectively.

6.  DEBT AND CAPITAL LEASE OBLIGATIONS:

   At December 31, long-term debt and capital lease obligations consisted of the following:

                                                  2001          2000
                                              ------------  ------------
      Senior Notes........................... $150,000,000  $150,000,000
      Borrowings under senior credit facility   10,000,000            --
      Capital lease obligation...............   18,073,000    21,311,000
      Less current portion of borrowing under
        senior credit facility...............  (10,000,000)           --
      Less current portion of capital lease..   (7,881,000)   (5,852,000)
                                              ------------  ------------
                                              $160,192,000  $165,459,000
                                              ============  ============

                            PAC-WEST TELECOMM, INC.

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

   The indenture for the Senior Notes provides for certain basic covenants of these Notes, which generally restrict the Company's future ability to pay dividends, repurchase stock, pledge or sell assets as security for other transactions, or engage in mergers and business combinations. The covenants allow the Company to incur additional debt subject to various limitations. As of December 31, 2001, the Company was in compliance with all covenants.

   The Company has a three-year senior credit facility expiring June 15, 2002 that provides for maximum borrowings of up to $40 million to finance working capital, the cost of the Company's planned capital expansion and other corporate transactions. This facility is secured by substantially all of the Company's assets. Borrowings under this senior credit facility bear interest, at the Company's option, at (1) the Base Rate (as defined) or (2) the LIBOR Rate (as defined) plus between 2.25 percent and 3.5 percent. In June 2001, the Company borrowed $10.0 million under the senior credit facility. This amount is classified in current liabilities in the accompanying consolidated balance sheet. As of December 31, 2001 the Company's effective borrowing rate was 4.12%. Prior to June 2001, there were no amounts outstanding under this facility. The credit facility requires the Company to meet certain financial covenants including, maximum levels of debt as a ratio of earnings before interest, taxes, depreciation and amortization (as defined), minimum interest coverage and a maximum amount of capital expenditures. The credit facility also contains covenants which, among other things limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness (including the Senior Notes), liens and encumbrances and other matters customarily restricted in such agreements, unless specific consent is obtained. The Company is in compliance with all covenants.

                            PAC-WEST TELECOMM, INC.

   In 2001 and 2000, the Company had a lease facility used exclusively for networking products and services manufactured by Cisco Systems, Inc. Equipment financed under this facility is leased for a term of 36 months at which time the Company may purchase the equipment at fair market value. Purchases of networking products under this facility of $23.3 million have been accounted for as a capital lease. Upon acceptance of the networking products the Company makes recurring monthly lease payments and begins depreciating the equipment over a period of three years. Lease payments and depreciation commenced during the second quarter of 2001. During the year ended December 31, 2001 the Company made principal lease payments and recorded depreciation expense of $5.2 million. As of December 31, 2001, future obligations related to capital leases are as follows:

                                                    Capital Leases
                                                    --------------
             2002..................................  $ 8,055,000
             2003..................................    8,055,000
             2004..................................    2,362,000
                                                     -----------
                                                      18,472,000
             Less: portion representing interest...      399,000
                                                     -----------
             Capital lease obligations, current and
               long-term...........................  $18,073,000
                                                     ===========


7.  COMMITMENTS AND CONTINGENCIES:

  Operating Leases

   The Company leases and operates eight principal facilities. Four facilities are located in California including two in Stockton and one in each of Oakland and Los Angeles, in addition to locations in or around Las Vegas, NV, Seattle, WA, Phoenix, AZ and Denver, CO. The leases are pursuant to non-cancelable operating leases that expire in June 2002, September 2007, November 2003, September 2006, October 2009, December 2009, April 2010 and March 2010, respectively. The lease expiring in June 2002 contains five two-year renewal options and the other seven leases contain two five-year renewal options. The Company also leases telephone equipment sites and telephone circuits on month-to-month, annual and long-term non-cancelable leases. Management of the Company expects that these leases will be renewed or replaced, as necessary, by other leases in the normal course of business.

                            PAC-WEST TELECOMM, INC.

   The Company's restructuring program, which was announced in the third quarter of 2001 (see Note 3), included closing our switch facility in Utah and the consolidation of six sales offices. In order to estimate rent expense to these abandoned premises, the Company made certain assumptions including; (1) the time period over which the premises would remain vacant, (2) sublease terms, and (3) estimated sublease rents. In the case of the Utah switching facility, no sublease income has been estimated due to the specialized nature of this facility. As of December 31, 2001 future minimum lease payments for these properties is approximately $3.9 million. As of December 31, 2001 the Company has an estimated remaining liability of $2.1 million, net of estimated sublease payments, to provide for future lease payments related to these facilities. The Company is actively searching for tenants to sublease these properties. Including abandoned premises, the Company's future minimum lease payments with initial terms in excess of one year as of December 31, 2001, are as follows:

                                                    Operating Leases
                                                ------------------------
                                                             Telephone
                                                            Circuits and
                                                   Space     Equipment
                                                ----------- ------------
        2002................................... $ 4,252,000 $10,618,000
        2003...................................   4,041,000   8,296,000
        2004...................................   3,715,000   5,410,000
        2005...................................   3,342,000   2,507,000
        2006...................................   2,643,000     784,000
        2007 and thereafter....................  11,480,000          --
                                                ----------- -----------
                                                $29,473,000 $27,615,000
                                                =========== ===========

   Rental expense charged to operations for the years ended December 31, 2001, 2000 and 1999, for operating leases for space, excluding amounts charged against the restructuring liability, was $4,389,000, $3,244,000 and $1,260,000, respectively. Rent expense is included in selling, general and administrative expense in the accompanying consolidated statements of operations. Rental expense charged to operations for telephone circuits of approximately $40,576,000, $24,530,000 and $12,729,000 for the years ended December 31, 2001,
2000 and 1999, respectively, is included in operating costs in the accompanying consolidated statements of operations. Rental expense paid to related parties was approximately $171,000, $158,000 and $157,000 and for the years ended December 31, 2001, 2000 and 1999, respectively.

  Purchase Commitments

   In 1999, the Company began implementing new billing and operations support systems. Total estimated costs for these systems aggregated approximately $15 million, of which approximately $9 million was incurred in 1999, $4 million was incurred in 2000 and $2 million was incurred in 2001. As of December 31, 2001 these systems were substantially complete. The majority of the $15 million incurred as of December 31, 2001 is included in business software and computer equipment in the accompanying consolidated balance sheets.

   In 1999, the Company also began implementing a new enterprise and financial software system. Total estimated costs for this system are $5 million, of which approximately $4.7 million has been incurred through December 31, 2001. The majority of the $4.7 million incurred as of December 31, 2001 is recorded in business software and computer equipment in the accompanying consolidated balance sheets.

   On June 30, 2000, the Company entered into an Indefeasible Right of Use
(IRU) agreement with Qwest Communications relating to dedicated fiber optics circuits of OC-48 capacity connecting major metropolitan areas in California. The IRU agreement is for a term of 20 years and includes one dollar purchase options at the

                            PAC-WEST TELECOMM, INC.

end of the term. The total cost of the IRU is approximately $23.0 million of which $5.8 million was paid on July 28, 2000. Effective June 2001, the Company amended the IRU Agreement with Qwest Communications and extended the payment due date for the balance from June 30, 2001 to May 15, 2002. The purchase price of approximately $23.0 million is included in projects in progress and the balance of $17.2 million is classified as Fiber IRU liability in current liabilities in the accompanying consolidated balance sheets as of December 31, 2001 and 2000. The Company is currently negotiating a further amendment to the payment term. The circuits are expected to be placed in use by the middle of fiscal year 2002.

  Employment Agreements

   The Company entered into employment agreements in 2001 with two key executives that provide for, among other things, minimum annual base salaries, bonus entitlements upon the achievement of certain objectives, and the issuance of stock options. Also in 2001, the Company entered into an agreement with a previous executive officer to work on a part time basis as a result of his partial retirement. All other agreements entered into with executive officers, except those discussed below, expired or terminated in 2000 and 2001.

   On November 27, 2000, the Company's Board of Directors approved an Agreement Regarding Compensation on Change of Control with eight officers. Six of these agreements remain in effect as of December 31, 2001. These agreements provide for one year's base salary and health plan benefits in the event of a merger or combination of the Company into another entity, or the sale or disposition of all, or substantially all, of the Company's assets. In 2001, this agreement was entered into with two additional officers. Two of the 1998 employment agreements, which were approved by the Company's stockholders in connection with the Transaction (see Note 1), granted options to two executives to purchase up to 568,750 shares of the Company's common stock. The exercise price of these options of $0.48 per share approximated the fair market value of the Company's common stock at the date of grant. These options vested over various dates through October 2001 and expire at various dates through October 2008 (see Note 8).

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

   Various ILECs have alleged, and are continuing to allege, that calls terminated to an ISP are not local calls, and as such are not covered by the interconnection agreements.

   In February 1999, the Federal Communications Commission (FCC) issued a Declaratory Ruling on the issue of reciprocal compensation for calls bound to ISPs. The FCC ruled that the calls are jurisdictionally interstate calls. The FCC, however, determined that this issue did not resolve the question of whether reciprocal compensation is owed. The FCC noted a number of factors that would allow the state PUCs to leave their decisions requiring the payment of compensation undisturbed. The Declaratory Ruling was appealed and, on appeal, was remanded to the FCC.

                            PAC-WEST TELECOMM, INC.

   In June 1999, the California PUC adopted a decision in the arbitration proceeding between the Company and Pacific Bell which held that reciprocal compensation would be payable for calls to ISPs under the new interconnection agreement with Pacific Bell which became effective in June 1999. This interconnection agreement was in effect throughout 2001, and remains in effect pursuant to its terms until it is superceded by a negotiated or arbitrated replacement or interconnection agreement. The Company expects such a replacement agreement to become effective in the latter half of 2002.

   In September 1999, the Company entered into a settlement agreement with Pacific Bell regarding its claims for unpaid reciprocal compensation under their prior interconnection agreement. Under the terms of the settlement agreement, Pacific Bell agreed to pay $20 million to the Company and $20 million to certain stockholders of the Company as of the date of the recapitalization (see Note 1), in settlement of those claims. As a result of these payments, the terms of the September 1998 recapitalization requiring additional distribution to certain shareholders were satisfied.

   In September 1999, Nevada Bell named the Company and others as defendants in a suit to reverse the decision of the Public Utilities Commission of Nevada. The court has remanded the decision of the PUC of Nevada back to the Commission on procedural grounds, and the Company has appealed this decision to the Ninth Circuit. The appeal has been stayed until April 2002 to allow the parties time to conduct settlement negotiations. The parties may agree to extend the stay.

   In August 1999, the Company along with the commissioners of the California Public Utilities Commission and others were named as a defendant in an action filed by Verizon (formerly GTE). The action challenges the legality of the California Public Utilities Commission's decision regarding requiring reciprocal compensation for traffic termination to ISPs. Verizon argues that such calls to ISPs are not local calls within the meaning of its agreement with the Company even though they are dialed and billed as local calls. On September 27, 2001, the district court granted summary judgment against Verizon and in favor of the California Public Utilities Commission and the competitive local exchange carriers. Verizon has appealed to the Ninth Circuit and has agreed to consolidate this case with Pacific Bell's appeals (described below) regarding the same California Public Utilities Commission order and the California Public Utilities Commission order affirming the final arbitration decision regarding the Company's and Pacific Bell's dispute over reciprocal compensation obligations and with appeals concerning reciprocal compensation arising from district court decisions in Oregon and Washington state in cases in which the Company is not a party. In October 1999, Verizon paid, and the Company recorded as revenue, $6,308,000 of reciprocal compensation that GTE had previously withheld. Verizon has not waived its rights to appeal, contest or seek subsequent reimbursements of amounts paid for reciprocal compensation.

   In February 2000, the California Public Utilities Commission commenced a separate generic proceeding to develop its policy regarding reciprocal compensation. Similarly, in the latter of 2000, the Colorado and Utah Commissions commenced similar investigations into intercarrier compensation issues.

   On April 27, 2001, the FCC released its Order on Remand regarding intercarrier compensation for ISP-bound traffic. The FCC asserted exclusive jurisdiction over ISP-bound traffic and established a new interim intercarrier compensation regime for ISP-bound traffic with capped rates above a fixed traffic exchange ratio. Traffic in excess of a ratio of 3:1 (terminating minutes to originating minutes) is presumed to be ISP-bound traffic, and is to be compensated at rates that decrease from $.0015 to $.0007, or the applicable state-approved rate if lower, over three years. Traffic below the 3:1 threshold is to be compensated at the rates in existing and future interconnection agreements. Traffic above the 3:1 ratio is subject to a growth ceiling with traffic in excess of the growth ceiling subject to "bill and keep," an arrangement in which the originating carrier pays no

                            PAC-WEST TELECOMM, INC.

compensation to the terminating carrier to complete calls. In addition, when a competitive carrier begins to provide service in a state it has not previously served, all traffic in excess of the 3:1 ratio is subject to bill-and-keep arrangements. In exchange for this reduction in reciprocal compensation obligations to CLECs, the ILECs must offer to exchange all traffic subject to
Section 251(b)(5) of the Telecommunications Act of 1996, as well as ISP-bound traffic, at the federal capped rates. It is not possible to estimate the full impact of the FCC Order at this time because the federal regime does not alter existing contracts except to the extent that they incorporate changes of federal law, and because adoption of the federal regime is within the discretion of the ILEC exchanging traffic with CLECs on a state-by-state basis. In the event an ILEC determines not to adopt the federal regime, the ILEC must pay the same rate for ISP bound traffic as for calls subject to reciprocal compensation. In addition, this decision is on appeal.

   Towards the later half of 2001, Verizon took the position that it had properly implemented the FCC's Order on Remand, and that this unilateral action modified the current interconnection agreement between the Company and Verizon. Accordingly, Verizon withheld payment of portions of invoices submitted by the Company for calls after June 13, 2001. The Company disputed this assertion. On August 3, 2001, Pac-West filed a motion with the CPUC pursuant to the dispute resolution provisions of its interconnection agreement with Verizon requesting a ruling that Verizon's actions violated the agreement. On September 27, 2001 the administrative law judge issued a ruling in favor of Pac-West, ordering Verizon to cease such withholding and make all payments called for under the agreement. Verizon appealed this ruling to the full California Public Utilities Commission. On January 23, 2002, the full Commission upheld the Ruling of the Administrative Law Judge in its entirety, and ordered Verizon to pay all disputed amounts, plus interest, within three business days. On January 28, 2002, Verizon made payment of withheld amounts to the Company. Pacific Bell has not implemented the FCC Order on Remand in California, but has informed the Company that it may do so.

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

   Following is a summary of amounts billed to ILECs and payments withheld by ILECs during each of the three years ended December 31, 2001, 2000 and 1999:

                                                           2001         2000         1999
                                                       ------------  ----------- ------------
Total amount billed to ILECs during the year.......... $ 75,339,000  $62,194,000 $ 58,866,000
Amount withheld by ILECs and not recorded as revenue
  in the Company's statements of operations...........  (12,946,000)          --  (29,855,000)
Amounts received for prior withholding and recorded as
  revenue.............................................           --           --   26,308,000
                                                       ------------  ----------- ------------
Net amount recorded as revenue from the ILECs during
  the year............................................ $ 62,393,000  $62,194,000 $ 55,319,000
                                                       ============  =========== ============

  Other Legal Proceedings

   On December 6, 2001, a complaint captioned Krim v Pac-West Telecomm, Inc., et. al., Civil Action No. 01-CV-11217, was filed in United States District Court for the Southern District of New York against our Company, and certain executive officers, and various underwriters in connection with our initial public offering.

                            PAC-WEST TELECOMM, INC.

The plaintiffs allege undisclosed improper underwriting practices concerning the allocation of shares of our common stock in exchange for excessive brokerage commissions or agreements to purchase shares at higher prices in the aftermarket, in violation of Section 11 of the Securities Act of 1933. The complaint also includes a claim for securities fraud under Section 10(b) of the Securities Exchange Act of 1934 against underwriters only. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The complaint against us seeks unspecified damages on behalf of a purported class of purchasers of our common stock. We believe that the plaintiff's claims are without merit and will defend this lawsuit vigorously.

   From time to time, Pac-West Telecomm, Inc. is a party to litigation that arises in the ordinary course of business. The Company believes that the resolution of this litigation will not materially harm its business, financial condition or results of operations.

8.  STOCKHOLDERS' EQUITY:

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

  Stock Split and Increases in Authorized Shares

   On March 19, 1999, the Board of Directors authorized a ten-for-one split of the Company's authorized and outstanding common stock and preferred stock. On October 7, 1999, the Board of Directors authorized a 1.4-for-1 split of the Company's outstanding common and preferred stock. All share and per share data reflect these stock splits.

   On October 7, 1999, the Board of Directors approved a resolution to increase the authorized shares of common stock to 50,000,000 shares and then further increased the authorized shares of common stock to 100,000,000 in 2000. In addition, in 2000 the Board of Directors also authorized the issuance of 10,000,000 shares of preferred stock at their discretion. No preferred shares were issued as of December 31, 2001.

  Stock Options

   In January 1999, the Company's Board of Directors approved the terms of the 1999 Stock Incentive Plan (the "Plan") which authorizes the granting of stock options, including restricted stock, stock appreciation rights, dividend equivalent rights, performance units, performance shares or other similar rights or benefits to employees, directors, consultants and advisors. Options granted under the Plan have a term of ten years. In addition, options have been granted to two senior officers (one of whom is no longer an officer) pursuant to the 1998 Griffin and Bryson Non-Qualified Stock Incentive Plans. In May 2000 the Board of Directors approved the 2000 Napa Valley Non-Qualified Stock Incentive Plan. An aggregate of 5,375,500 shares of common stock have been reserved for option grants.

                            PAC-WEST TELECOMM, INC.

   Subject to the terms and conditions of an Offer to Exchange (Offer) dated November 14, 2001, the Company will grant options to purchase an aggregate of 831,638 shares of its common stock at the fair market value at the date of issuance in exchange for such tendered options. The tendered options represented out of the money options at the date the tender offer commenced. Effective December 19, 2001, in accordance with the offer, the Company canceled 831,638 options and plans to reissue these options to eligible employees no earlier than 185 days from the cancellation date.

   A summary of the status of the Company's stock option plans at December 31, 2001 and changes during the years ended December 31, 1999, 2000 and 2001 are presented in the table below:

                                                                  Weighted Average
                           Qualifying  Non-qualifying   Total      Exercise Price
                           ----------  -------------- ----------  ----------------
Balance, December 31, 1998         --      568,750       568,750       $ 0.48
   Granted................  1,325,865      366,335     1,692,200         5.06
   Cancelled..............    (36,300)          --       (36,300)        2.57
                           ----------    ---------    ----------
Balance, December 31, 1999  1,289,565      935,085     2,224,650         3.93
   Granted................  1,761,183      390,617     2,151,800        13.84
   Exercised..............    (63,436)          --       (63,436)        2.14
   Cancelled..............   (328,210)     (58,979)     (387,189)       18.65
                           ----------    ---------    ----------
Balance, December 31, 2000  2,659,102    1,266,723     3,925,825         7.99
   Granted................    964,484      952,913     1,917,397         1.61
   Exercised..............    (45,125)          --       (45,125)        2.14
   Cancelled.............. (1,770,143)    (148,609)   (1,918,752)       11.73
                           ----------    ---------    ----------
Balance, December 31, 2001  1,808,318    2,071,027     3,879,345       $ 3.06
                           ==========    =========    ==========

   Options outstanding, exercisable and vested by price range at December 31, 2001, are as follows:

                                                                                       Weighted Average
                                      Weighted Average        Weighted       Number    Exercise Price of
                          Number    Remaining Contractual Average Exercise Vested and       Options
Range of Exercise Price Outstanding         Life               Price       Exercisable    Exercisable
----------------------- ----------- --------------------- ---------------- ----------- -----------------
     $ 0.48--0.56          604,000           6.9               $0.48          568,750        $0.48
       0.71--35.00       3,275,345           8.8                3.53          773,357         6.19
                         ---------                                          ---------
      $ 0.48--35.00      3,879,345           8.5               $3.06        1,342,107        $3.77
                         =========                                          =========

   As of December 31, 2000, the number of options outstanding that were vested and exercisable was 1,096,785. These options had a weighted average exercise price of $3.45. As of December 31, 1999, the number of options outstanding that were vested and exercisable was 646,917. These options had a weighted average exercise price of $3.93.

                            PAC-WEST TELECOMM, INC.

   The Company has adopted the disclosure-only provisions of SFAS No. 123 (SFAS
123), "Accounting for Stock-Based Compensation", to disclose pro forma information regarding options granted to its employees based on specified valuation techniques that produce estimated compensation charges. These amounts have not been reflected in the Company's consolidated statements of operations because no compensation arises when the price of the employees' stock options equals the market value of the underlying stock at the date of grant, as in our case. Had compensation expense for the plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's earnings and earnings per share for the years ended December 31, 2001, 2000 and 1999 would have been as follows:

                                                        2001         2000       1999
                                                    ------------  ---------- -----------
Net income (loss) available to common stockholders:
   As reported..................................... $(34,792,000) $3,617,000 $11,821,000
   Pro forma....................................... $(34,546,000) $  915,000 $10,831,000
Basic earnings (loss) per common share
   As reported..................................... $      (0.96) $     0.10 $      0.59
   Pro forma....................................... $      (0.96) $     0.03 $      0.54
Diluted earrings (loss) per common share:
   As reported..................................... $      (0.96) $     0.10 $      0.56
   Pro forma....................................... $      (0.96) $     0.02 $      0.51

   The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants: expected dividend yield of 0 percent in all periods; expected volatility of 100%, 100% and 74% for 2001, 2000 and 1999, respectively; weighted average risk-free interest rates ranging from 3.48 to 6.23 percent for all periods presented in the table above; and expected lives of four years for all periods.

  Employee Stock Purchase Plan

   In 2000, the Company established the 2000 Employee Stock Purchase Plan (the Purchase Plan) under which 1,000,000 shares of common stock have been reserved for issuance. Full-time employees may designate up to 10% of their compensation, not to exceed 400 shares each six month period, or $25,000 worth of common stock in any one calendar year, which is deducted each pay period for the purchase of common stock under the Purchase Plan. On the last business day of each six month period, shares of common stock are purchased with the employees' payroll deductions at 85% of the lesser of the market price on the first or last day of the six month period. The Purchase Plan will terminate no later than May 2, 2020. On January 3, 2001, the Company issued 44,789 shares to employees for amounts withheld during 2000 under this plan. On June 30, 2001 and December 31, 2001 the Company issued another 66,378 shares and 43,646 shares, respectively, to employees for amounts withheld during 2001 under this plan.

                            PAC-WEST TELECOMM, INC.

9.  INCOME TAXES:

   The provision for (benefit from) income taxes for the years ended December 31, 2001, 2000 and 1999 consists of the following:

                                              2001         2000       1999
                                          ------------  ---------- -----------
  Current:
     Federal............................. $         --  $    4,000 $ 6,795,000
     State...............................           --          --          --
  Deferred:
     Federal.............................  (12,507,000)  4,457,000   5,595,000
     State...............................   (2,086,000)    330,000     721,000
                                          ------------  ---------- -----------
                                          $(14,593,000) $4,791,000 $13,111,000
                                          ============  ========== ===========

   The Company's provision for income tax differed from the amount computed by applying the statutory federal income tax rate to income before income taxes and cumulative effect of change in accounting principle, as follows:

                                                      2001      Rate       2000    Rate     1999     Rate
                                                  ------------  -----   ---------- ----  ----------- ----
Income tax determined by applying the statutory
  federal income tax rate to income before income
  taxes and cumulative effect of change in
  accounting principle........................... $(17,285,000) (35.0)% $3,438,000 35.0% $10,156,000 35.0%
State income taxes, net of federal income tax
  benefit........................................   (1,356,000)  (2.8)     215,000  2.2      470,000  1.6
Non-deductible amortization of costs in excess of
  net assets of acquired businesses..............      432,000    1.0      680,000  6.9           --   --
Nondeductible goodwill impairment................    4,084,000    8.3           --   --           --   --
Reciprocal compensation settlement...............           --     --           --   --    1,500,000  5.2
Changes in reserves..............................     (549,000)  (1.2)     313,000  3.2      936,000  3.2
Other............................................       81,000    0.2      145,000  0.6       49,000  0.2
                                                  ------------  -----   ---------- ----  ----------- ----
Provision for (benefit from) income taxes........ $(14,593,000) (29.5)% $4,791,000 48.8% $13,111,000 45.2%
                                                  ============  =====   ========== ====  =========== ====

                            PAC-WEST TELECOMM, INC.

   The cumulative balance sheet effects of deferred tax items are:

                                                          2001          2000
                                                      ------------  ------------
Trade accounts receivable allowances................. $    892,000  $  1,054,000
Deferred revenue.....................................      442,000       768,000
Vacation and other accrued expenses..................      665,000       289,000
Restructuring and other reserves.....................    1,199,000            --
Inventory reserves...................................      218,000       145,000
Tax credits and loss carryforwards...................   14,329,000       232,000
State taxes..........................................    2,744,000     2,197,000
                                                      ------------  ------------
   Deferred tax asset................................   20,489,000     4,685,000
                                                      ------------  ------------
Depreciation and amortization........................  (10,101,000)   (9,742,000)
Capitalized interest.................................   (1,626,000)   (1,324,000)
Software development costs...........................   (5,977,000)   (4,445,000)
Prepaid expenses.....................................      (95,000)           --
IRU rentals..........................................     (617,000)           --
Other reserves.......................................     (865,000)   (1,414,000)
                                                      ------------  ------------
   Deferred tax liability............................  (19,281,000)  (16,925,000)
                                                      ------------  ------------
Net deferred tax asset (liability)...................    1,208,000   (12,240,000)
Less: Amount classified as current deferred tax asset    4,491,000     2,475,000
                                                      ------------  ------------
   Net noncurrent deferred tax liability............. $ (3,283,000) $(14,715,000)
                                                      ============  ============

   The Company intends to realize its net deferred tax asset of approximately $1.2 million through the filing of a carryback claim against taxes paid in 1999.

10.  RELATED-PARTY TRANSACTIONS:

  Bay Alarm Company (Bay Alarm)

   Bay Alarm (a stockholder of the Company) and its subsidiary, InReach Internet, LLC, are collectively one of the Company's largest customers of telephone network services, comprising approximately $2,750,000, $2,540,000 and $2,667,000, or 2%, 2% and 3%, of the Company's revenues for the years ended December 31, 2001, 2000 and 1999, respectively. The Company also had amounts due from Bay Alarm at December 31, 2001 and 2000. These amounts are included in accounts receivable from related parties in the accompanying consolidated balance sheets.

   Bay Alarm provides the Company with security monitoring services at its normal commercial rates. The Company has recorded approximately $78,000, $69,000 and $60,000 for these services for the years ended December 31, 2001, 2000 and 1999, respectively. As outlined in Note 7, the Company leases a facility in Oakland from Bay Alarm. Rents paid under this lease were approximately $171,000, $158,000 and $157,000 for the years ended 2001, 2000 and 1999, respectively. All expenses paid to Bay Alarm are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

  Notes Receivable from Stockholders

   In connection with the Transaction described in Note 1, a stockholder of the Company, who is also an officer, purchased 37,500 shares of common stock from the Company for $250,000. The Company received

                            PAC-WEST TELECOMM, INC.

$50,000 in cash from the stockholder and entered into a note receivable for the remaining balance of $200,000, which is in the accompanying consolidated balance sheets as a component of stockholders' equity. Subsequent to the Transaction, another officer of the Company acquired 6,247 shares of common stock for $42,000. The Company received $9,000 in cash and entered into a note receivable for the remaining $33,000 due from the officer, which was paid in full in 2000. These two notes accrue interest at 5.54 percent and 5.12 percent, respectively, compounded annually. In December 2000, the Company entered into two full-recourse notes receivable with another officer of the Company for $105,000, which is included in other assets in the accompanying consolidated balance sheets. The notes accrue interest at 6.1 percent and are payable upon demand. The notes are secured by a pledge of 38,000 shares of the Company's common stock.

11.  RETIREMENT PLAN

   The Company has a 401(k) retirement plan (the Plan) for all full-time employees who have completed six months of service. The plan year is from January 1 to December 31, and the Company contributes $0.50 for every $1.00 contributed by the employee, subject to the Company's contribution not exceeding 3 percent of the employee's salary. Participants are eligible to participate in the Plan after six months of service and become fully vested after six years, although they vest incrementally on an annual basis after two years of service. The Company's matching contributions were $442,000, $247,000 and $134,000 for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

                            PAC-WEST TELECOMM, INC.

12.  UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

   The following is a summary of quarterly consolidated financial results for each of the two fiscal years ending 2001. In fiscal year 2000, the amounts were restated in the fourth quarter of 2000 from previously reported amounts to conform to the requirements of SAB 101. (See Note 2, Revenue Recognition.)

                                                  March 31      June 30    September 30  December 31
                                                 -----------  -----------  ------------  -----------
2001:
   Revenue...................................... $40,061,000  $38,162,000  $ 35,521,000  $36,248,000
   Gross margin................................. $27,445,000  $23,944,000  $ 19,050,000  $22,208,000
   Net loss..................................... $  (485,000) $(3,624,000) $(26,784,000) $(3,899,000)
   Net loss per share:
       Basic and Diluted........................ $     (0.01) $     (0.10) $      (0.74) $     (0.11)
2000:
   Revenue...................................... $30,391,000  $33,204,000  $ 36,270,000  $39,225,000
   Gross margin................................. $20,511,000  $23,187,000  $ 25,444,000  $27,560,000
   Income before cumulative effect of change in
     accounting principle (net of taxes)........ $ 2,145,000  $ 1,334,000  $    991,000  $   562,000
   Cumulative effect of change in accounting
     principle (net of taxes)................... $(1,415,000) $        --  $         --  $        --
   Net income................................... $   730,000  $ 1,334,000  $    991,000  $   562,000
   Per share:
   Income before cumulative effect of change in
     accounting principle:
       Basic.................................... $       .06  $       .04  $        .03  $       .02
       Diluted.................................. $       .06  $       .04  $        .03  $       .02
   Cumulative effect of change in accounting
     principle (net of taxes)
       Basic.................................... $      (.04) $        --  $         --  $        --
       Diluted.................................. $      (.04) $        --  $         --  $        --
   Net income:
       Basic.................................... $       .02  $       .04  $        .03  $       .02
       Diluted.................................. $       .02  $       .04  $        .03  $       .02

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Stockholders of Pac-West Telecomm, Inc.

   We have audited in accordance with auditing standards, generally accepted in the United States of America the consolidated financial statements of Pac-West Telecomm, Inc. included in this Form 10-K, and have issued our report thereon dated February 5, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Schedule II, "Valuation and Qualifying Accounts," is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

San Jose, California
February 5, 2002

                           PAC-WEST TELECOMM, INC. :

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     FOR THE YEAR ENDED DECEMBER 31, 2001

                                              Balance at  Charged to Charged
                                             Beginning of Costs and  to Other               Balance at
                Description                      Year      Expenses  Accounts Deductions    End of Year
                -----------                  ------------ ---------- -------- ----------    -----------
Allowance for doubtful accounts.............  $3,003,000  $3,214,000   $ --   $3,587,000(1) $2,630,000

                     FOR THE YEAR ENDED DECEMBER 31, 2000

                                                        Charged
                                             Balance at to Costs Charged to
                                             Beginning    and      Other                 Balance at
                Description                   of Year   Expenses  Accounts  Deductions   End of Year
                -----------                  ---------- -------- ---------- ----------   -----------
Allowance for doubtful accounts.............  $675,000  $989,000 $1,981,000  $642,000(1) $3,003,000

                     FOR THE YEAR ENDED DECEMBER 31, 1999

                                                        Charged
                                             Balance at to Costs Charged               Balance at
                                             Beginning    and    to Other                End of
                Description                   of Year   Expenses Accounts Deductions      Year
                -----------                  ---------- -------- -------- ----------   ----------
Allowance for doubtful accounts.............  $400,000  $495,000   $ --    $220,000(1)  $675,000

--------
(1) Deductions represent write-offs.

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

   2.2     Agreement and Plan of Merger, dated June 30, 1998, between PWT Acquisition Corp., Pac-West
             Telecomm, Inc., Bay Alarm Company and John K. La Rue, as amended (Incorporated by reference to Exhibit 2.2 to the Company's Registration Statement (No. 333-76779)).

   3.1     Amended and Restated Articles of Incorporation of Pac-West Telecomm, Inc. (Incorporated by
             reference to Exhibit A to the Company's Proxy Statement dated June 26, 2000).

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

  10.2     Registration Rights Agreement, dated September 16, 1998, between Pac-West, John K. La Rue,
             Bay Alarm Company, certain investors and certain executives (Incorporated by reference to
             Exhibit 10.2 to the Company's Registration Statement (No. 333-86607)).

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

  10.5     Pledge and Security Agreement, dated January 29, 1999, between Pac-West and Norwest Bank
             Minnesota, N.A. (Incorporated by reference to Exhibit 10.5 to the Company's Registration
             Statement (No. 333-76779)).

 +10.6 (a) Pac-West Telecomm, Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit
             10.6(a) to the Company's Registration Statement (No. 333-76779)).

 +10.6 (b) Pac-West Telecomm, Inc. 1999 Stock Incentive Plan form of notice of Stock Option Award and
             Stock Option Award Agreement between Pac-West and its grantees as designated
             (Incorporated by reference to Exhibit 10.6(b) to the Company's Registration Statement
             (No. 333-76779)).

 +10.7     Employment Agreement, dated June 30, 1998, between Pac-West and John K. La Rue
             (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement (No. 333-
             76779)).

 +10.8     Executive Agreement, dated September 16, 1998, between Pac-West and Wallace W. Griffin
             (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement
             (No. 333-76779)).

Exhibit
Number                                            Description
------                                            -----------

 +10.9  Executive Agreement, dated October 30, 1998, between Pac-West and Richard E. Bryson
          (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement
          (No. 333-76779)).

 +10.10 Employment Agreement, dated October 21, 1998, between Pac-West and Dennis V. Meyer
          (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement (No. 333-
          76779)).

 +10.11 Employment Agreement, dated September 14, 1998, between Pac-West and Jason R. Mills
          (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement (No. 333-
          76779)).

 +10.12 Confidentiality Agreement, dated September 16, 1998, between Pac-West and John K. La Rue
          (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement (No. 333-
          76779)).

 +10.13 Confidentiality Agreement, dated September 16, 1998, between Pac-West and Wallace W. Griffin
          (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement (No. 333-
          76779)).

 +10.14 Confidentiality Agreement, dated September 16, 1998, between Pac-West and Richard E. Bryson
          (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement (No. 333-
          76779)).

 +10.15 Confidentiality Agreement, dated October 22, 1998, between Pac-West and Dennis V. Meyer
          (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement (No. 333-
          76779)).

 +10.16 Confidentiality Agreement, dated September 16, 1998, between Pac-West and Jason R. Mills
          (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement (No. 333-
          76779)).

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

 Exhibit
 Number                                             Description
 ------                                             -----------

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

  10.24    Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996,
             dated June 29, 1999, between Pac-West and Pacific Bell, and related Errata to Approved
             Interconnection Agreement dated June 30, 1999 (Incorporated by reference to Exhibit 10.24 to the Company's Registration Statement (No. 333-76779))

  10.25    Telecommunication Facility Interconnection Agreement, dated June 21, 1996, between Pac-West and GTE California Inc. (Incorporated by reference to Exhibit 10.25 to the Company's
             Registration Statement (No. 333-76779)).

  10.26    Master Interconnection and Resale Agreement for the State of Nevada, dated January 15, 1999, between Pac-West and The Nevada Division of Central Telephone Company d/b/a Sprint of
             Nevada (Incorporated by reference to Exhibit 10.26 to the Company's Registration Statement
             (No. 333-76779)).

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

  10.31    Agreement for Local Wireline Network Interconnection and Service Resale between Pac-West
             Telecomm, Inc. and U S West Communications, Inc. for the State of Washington executed
             September 2, 1999 (Incorporated by reference to Exhibit 10.31 to the Company's Annual
             Report on Form 10-K for the period endng December 31, 1999).

  10.32    Agreement for Local Wireline Network Interconnection Between Citizens Telecommunication
             Company of California, Inc. and Pac-West Telecomm, Inc. dated November 1, 1999
             (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K
             for the period ending December 31, 1999).

  10.33    Agreement for Local Wireline Network Interconnection and Service Resale Between Pac-West
             Telecomm, Inc. and U S West Communications, Inc. for the State of Arizona dated
             September 2, 1999 (Incorporated by reference to Exhibit 10.33 to the Company's Annual
             Report on Form 10-K for the period ending December 31, 1999).

 Exhibit
 Number                                               Description
 ------                                               -----------
  10.34    Lease Agreement, dated as of September 10, 1999, by and between David A. and Sandra L.
             Sabey and Pac-West Telecomm, Inc. for 12201 Tukwila International Blvd., Building B,
             Second Floor, Tukwila, Washington (Incorporated by reference to Exhibit 10.34 to the
             Company's Annual Report on Form 10-K for the period ending December 31, 1999).

  10.35    Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996
             by and between Nevada Bell and Pac-West Telecomm, Inc. executed August 25, 1999
             (Incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q
             for the period ending March 31, 2000).

  10.36    Pac-West Telecomm, Inc. and U S West Communications, Inc. Interconnection Agreement for
             the State of Oregon dated January 31, 2000 (Incorporated by reference to Exhibit 10.36 to the
             Company's Quarterly Report on Form 10-Q for the period ending March 31, 2000.

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

  10.40    Lease Agreement, dated February 4, 2000, by and between Park Central Mall, L.L.C. and Pac-
             West Telecomm, Inc. for 3110 North Central Avenue, Suite 75, Building 2, Phoenix, Arizona
             (Incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q
             for the period ending March 31, 2000).

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

  10.43(a) IRU Agreement, dated June 30, 2000, by and between Qwest Communications Corporation and
             Pac-West Telecomm, Inc. (Confidential Materials omitted and filed separately with the
             Securities and Exchange Commission) (Incorporated by reference to Exhibit 10.43 to the
             Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000).

  10.43(b) Amendment No. 1 to IRU Agreement dated May 15, 2001, between Pac-West Telecomm, Inc.
             and Qwest Communications Corporation (Incorporated by reference to Exhibit 10.43 to the
             Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000).

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

Exhibit
Number                                             Description
------                                             -----------

 +10.46 2000 Napa Valley Non-Qualified Stock Incentive Plan (Incorporated by reference to Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000).

 +10.47 2000 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.47 to the Company's
          Quarterly Report on Form 10-Q for the period ending September 30, 2000).

  10.48 Lease Agreement, dated August 29, 2000, by and between Boyd Enterprises Utah, LLC and
          Pac-West Telecomm, Inc. for 2302 S. Presidents Drive, West Valley City, Utah (Incorporated by
          reference to exhibit 10.48 to the Company's Annual Report on Form 10-K for the period ended
          December 31, 2000).

 +10.49 Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. Wallace W. Griffin and Pac-West Telecomm, Inc. (Incorporated by reference to exhibit 10.49 to the Company's Annual Report on Form 10-K for the period ended December 31,
          2000).

 +10.50 Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. John K. La Rue and Pac-West Telecomm, Inc. (Incorporated by reference to exhibit
          10.50 to the Company's Annual Report on Form 10-K for the period ended December 31, 2000).

 +10.51 Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. Richard E. Bryson and Pac-West Telecomm, Inc. (Incorporated by reference to exhibit 10.51 to the Company's Annual Report on Form 10-K for the period ended December 31,
          2000).

 +10.52 Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. Joel A. Effron and Pac-West Telecomm, Inc. (Incorporated by reference to exhibit
          10.52 to the Company's Annual Report on Form 10-K for the period ended December 31, 2000).

 +10.53 Interconnection Agreement Between Roseville Telephone Company and Pac-West Telecomm, Inc.
          for the State of California dated September 18, 2000 (Incorporated by reference to exhibit 10.53 to the Company's Annual Report on Form 10-K for the period ended December 31, 2000).

 +10.54 Mutual Settlement Agreement, dated November 16, 2000, by and between Mr. Brian K. Johnson and Pac-West Telecomm, Inc. (Incorporated by reference to exhibit 10.54 to the Company's
          Annual Report on Form 10-K for the period ended December 31, 2000).

  10.55 Agreement for Local Wireline Network Interconnection and Service Resale Between AT&T Corp.
          and U S West Communications, Inc. for the State of Idaho dated July 27, 1998 (Incorporated by reference to Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q for the period ended
          June 30, 2001).

  10.56 Letter Agreement between Qwest Corporation (f/k/a U S West Communications, Inc.) and Pac-
          West Telecomm, Inc. for the State of Idaho, dated October 2, 2000 (Incorporated by reference to
          Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
          2001).

  10.57 Agreement for Local Wireline Network Interconnection and Service Resale Between AT&T
          Communications of the Mountain States, Inc. and U S West Communications, Inc for the State of
          Utah, dated June 28, 1998 (Incorporated by reference to Exhibit 10.57 to the Company's
          Quarterly Report on Form 10-Q for the period ended June 30, 2001).

  10.58 Letter Agreement between Qwest Corporation (f/k/a U S West Communications, Inc.) and Pac-
          West Telecomm, Inc. for the State of Utah, dated October 2, 2000 (Incorporated by reference to
          Exhibit 10.58 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
          2001).

Exhibit
Number                                          Description
------                                          -----------

*+10.59 Severance Agreement, dated September 27, 2001, by and between Mr. Richard Bryson and
          Pac-West Telecomm, Inc.

*+10.60 Employment Agreement, dated June 11, 2001, by and between Mr. Henry R. Carabelli and
          Pac-West Telecomm, Inc.

*+10.61 Agreement Regarding Change in Employment Status, dated August 1, 2001, by and between John
          K. La Rue and Pac-West Telecomm, Inc.

*+10.62 Employment Agreement, dated December 1, 2001, by and between Mr. Wallace W. Griffin and
          Pac-West Telecomm, Inc.

*+10.63 Agreement Regarding Compensation in change of Control, dated December 1, 2000 by and between
          Mr. H. Ravi Brar and Pac-West Telecomm, Inc.

*+10.64 Agreement Regarding Compensation in change of Control, dated December 1, 2000 by and between
          Mr. John F. Sumpter and Pac-West Telecomm, Inc.

*+10.65 Agreement Regarding Compensation in change of Control, dated December 1, 2000 by and between
          Mr. Gregory Joksch and Pac-West Telecomm, Inc.

 *21.1  Subsidiaries of the Company.

  *23.1 Consent of Arthur Andersen LLP.

 * 99.1 Letter by the Company addressed to the SEC regarding certain representations made to the
          Company by Arthur Andersen LLP.

--------
*  Newly filed with this report
+  Management contract or compensatory plan or arrangement