Form 10-Q
period 2002-03-31
PAC-WEST TELECOMM INC
filed 2002-05-08
CIK 1071598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27743
PAC-WEST TELECOMM, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	68-0383568 (I.R.S. Employer Identification No.)

1776 W. March Lane, Suite 250 Stockton, California (Address of principal executive offices)	95207 (Zip Code)

(209) 926-3300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of April 30, 2002, the Company had an aggregate of 36,148,487 shares of common stock issued and outstanding.

PAC-WEST TELECOMM, INC.

		PAGE

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) – March 31, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) – Three month periods ended March 31, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) — Three month periods ended March 31, 2002 and 2001	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	25

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 6.	Exhibits and Reports on Form 8-K	26

SIGNATURES		27

PART I

ITEM 1. FINANCIAL STATEMENTS

PAC-WEST TELECOMM, INC.
Condensed Consolidated Balance Sheets
ASSETS

	March 31, 2002	December 31, 2001

	(unaudited)
Current Assets:
Cash and cash equivalents	$41,345,000	$64,029,000
Short-term investments	23,537,000	18,471,000
Trade accounts receivable, net of allowances of $2,901,000 at March 31, 2002 and $2,630,000 at December 31, 2001	15,948,000	13,621,000
Accounts receivable from related parties	25,000	80,000
Income taxes receivable	4,734,000	291,000
Inventories	3,087,000	2,939,000
Prepaid expenses and other current assets	2,544,000	3,134,000
Deferred financing costs, net	633,000	785,000
Deferred tax assets	2,714,000	4,491,000

Total current assets	94,567,000	107,841,000
Property and equipment, net	198,603,000	201,036,000
Other assets, net	5,145,000	5,860,000

Total assets	$298,315,000	$314,737,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current obligations under capital leases	$7,881,000	$7,881,000
Borrowings under senior credit facility	10,000,000	10,000,000
Accounts payable	7,873,000	11,536,000
Accrued payroll and related expenses	3,490,000	2,884,000
Accrued interest on Senior Notes	2,909,000	8,438,000
Other accrued and other liabilities	7,628,000	7,568,000
Fiber IRU liability	17,240,000	17,240,000

Total current liabilities	57,021,000	65,547,000
Senior Notes	129,274,000	150,000,000
Capital leases, less current portion	8,220,000	10,192,000
Deferred revenues, less current portion	593,000	644,000
Deferred income taxes	10,867,000	3,283,000

Total liabilities	205,975,000	229,666,000
Commitments and Contingencies (Notes 14 and 17)
Stockholders’ Equity:
Common stock, $.001 par value; 100,000,000 shares authorized 36,148,487 shares issued and outstanding at March 31, 2002 and December 31, 2001	36,000	36,000
Additional paid-in capital	183,550,000	183,550,000
Note receivable from stockholder	(200,000)	(200,000)
Retained deficit	(90,688,000)	(98,072,000)
Accumulated other comprehensive loss	(194,000)	(53,000)
Deferred stock compensation	(164,000)	(190,000)

Total stockholders’ equity	92,340,000	85,071,000

Total liabilities and stockholders’ equity	$298,315,000	$314,737,000

See notes to these condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss) (Unaudited)

	Three Month Period Ended

	March 31, 2002	March 31, 2001

Revenues	$43,092,000	$40,061,000

Costs and Expenses:
Operating	13,760,000	12,616,000
Selling, general and administrative	14,333,000	17,219,000
Depreciation and amortization	9,960,000	7,276,000

Total costs and expenses	38,053,000	37,111,000

Income from operations	5,039,000	2,950,000
Other Expense (Income):
Interest expense	5,140,000	4,711,000
Interest income	(466,000)	(1,316,000)
Other expense, net	—	11,000

Total other expense, net	4,674,000	3,406,0000

Income (loss) before provision for income taxes and extraordinary item	365,000	(456,000)
Provision for income taxes	146,000	29,000

Income (loss) before extraordinary item	219,000	(485,000)
Extraordinary item — gain on early retirement of debt, net of tax of $4,777,000	7,165,000	—

Net income (loss) applicable to common stockholders	$7,384,000	$(485,000)

Income (loss) per share before extraordinary item:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)
Income per share from extraordinary item:
Basic	$0.19	$—
Diluted	$0.19	$—
Net income (loss) per share:
Basic	$0.20	$(0.01)
Diluted	$0.20	$(0.01)
Basic weighted average shares outstanding	36,148,487	36,001,304
Diluted weighted average shares outstanding	36,205,308	36,001,304
Comprehensive income (loss):
Net income (loss)	$7,384,000	$(485,000)
Change in accumulated other comprehensive income (loss)	(141,000)	423,000

Comprehensive income (loss)	$7,243,000	$(62,000)

See notes to these condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Month Period Ended

	March 31, 2002	March 31, 2001

Operating Activities:
Income (loss) before extraordinary item	$219,000	$(485,000)
Adjustments to reconcile income (loss) before extraordinary item to net cash provided by operating activities:
Depreciation and amortization	9,960,000	7,276,000
Amortization of deferred financing costs	226,000	213,000
Amortization of deferred stock compensation	26,000	54,000
Provision for doubtful accounts receivable	761,000	322,000
Loss on disposal of property	—	11,000
Deferred income tax provision	4,589,000	29,000
Changes in operating assets and liabilities:
Accounts receivable	(3,033,000)	(3,641,000)
Income taxes receivable	(4,443,000)	1,961,000
Inventories	(148,000)	522,000
Prepaid expenses and other current assets	590,000	(949,000)
Other assets	55,000	38,000
Accounts payable, accrued liabilities and other liabilities	(3,054,000)	(3,164,000)
Accrued interest on Senior Notes	(5,292,000)	(5,062,000)

Net cash provided by (used in) operating activities	456,000	(2,875,000)

Investing activities:
Purchase of property and equipment	(7,488,000)	(18,187,000)
Proceeds from disposal of property and equipment	15,000	3,000
Purchase of investments, net	(5,207,000)	(6,113,000)
Costs of acquisitions, net of cash received	—	(8,000)

Net cash used in investing activities	(12,680,000)	(24,305,000)

Financing activities:
Proceeds from stock option exercises	—	188,000
Principal payments on capital leases	(1,972,000)	—
Principal payments on notes payable	—	(11,000)
Payments for deferred financing costs	(200,000)	—
Redemption of Senior Notes payable	(8,288,000)	—

Net cash provided by (used in) financing activities	(10,460,000)	177,000

Net decrease in cash and cash equivalents	(22,684,000)	(27,003,000)
Cash and cash equivalents:
Beginning of period	64,029,000	56,675,000

End of period	$41,345,000	$29,672,000

See notes to these condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

1. Organization and Basis of Presentation:

     Pac-West Telecomm, Inc. (the Company) is a provider of integrated communications services in the western United States. The Company’s customers include Internet service providers (ISPs), small and medium-sized businesses and enhanced communications service providers, many of which are communications intensive users.

     These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods indicated, have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of Pac-West Telecomm, Inc. (the Company) as of and for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K.

     These unaudited condensed consolidated financial statements include the results of operations of Napa Valley Telecom (Napa Telecom), Installnet, Inc. and two other related companies (collectively referred to as Installnet), BTC Corp. (Baron Telecommunications) and Communication Specialists, Inc. (CSI) since their acquisitions in January, February, September and November 2000, respectively.

2. Extraordinary Item:

     During the first quarter of 2002, the Company purchased from holders of its Senior Notes an aggregate of approximately $21 million principal amount of Senior Notes at a substantial discount to face value. The difference between the amount the Company paid to the holders of the Senior Notes and the face value of the amount retired, net of income taxes of $4.8 million and costs paid to outside parties to complete the transaction, was recorded as an extraordinary item — gain on early retirement of debt of $7.2 million.

3. Restructuring Charges:

     In August 2001, the Company announced and approved a restructuring plan which contained certain business initiatives in response to current market conditions including suspension of its expansion plans in certain states, exiting of certain lower margin services, including residential resale and customer owned and maintained equipment (COAM), and undertaking certain cost reduction initiatives. In addition to restructuring certain product offerings, this restructuring plan included closing our switch facility in Utah, consolidation of 6 sales offices, and a workforce reduction of approximately 200 employees. As a result of these restructuring activities, the Company recorded an $8.8 million restructuring charge in the third quarter of 2001. Included in the $8.8 million charge was $5.2 million related to the write-off of leasehold improvements and equipment, primarily in Utah, which could not be redeployed to other locations; $2.4 million related to future rent payments due (net of estimated sublease payments) for abandoned premises, primarily in Utah and San Diego, which will be paid over the respective lease terms through various dates ending in fiscal year 2010; $0.9 million related to the work force reduction all of which was paid as of December 31, 2001; and other charges of $0.3 million primarily related to legal and other professional services. In order to estimate rent expense related to abandoned premises, the Company made certain assumptions including; (1) the time period over which the premises would remain vacant, (2) sublease terms, and (3) estimated sublease rents. In the case of the Utah switching facility, no sublease income was estimated due to the specialized nature of this facility. As of March 31, 2002 and December 31, 2001, a remaining restructuring liability of $2.3 million and $2.5 million, respectively, is included in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

     A summary of the Company’s restructuring activities during the first quarter of 2002 is outlined as follows:

	Remaining		Remaining
	Restructuring		Restructuring
	Liability as of		Liability as of
	Dec. 31, 2001	Cash Payments	Mar. 31, 2002

Write-off of leasehold improvements and equipment	$171,000	$—	$171,000
Rent expense for vacated premises	2,147,000	175,000	1,972,000
Other charges	142,000	—	142,000

	$2,460,000	$175,000	$2,285,000

4. Impairment of Long-Lived Assets:

Property and Equipment

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the carrying amount of its property and equipment when events or changes in business circumstances have occurred which indicate the carrying amount of such assets may not be fully recoverable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. If the Company determines an asset has been impaired, the impairment charge is recorded based on a comparison of the net book value of the fixed assets and the discounted future cash flows resulting from the use of the assets over their average remaining useful lives.

Goodwill

     In accordance with Accounting Principles Board Opinion No. 17 (APB 17), “Intangible Assets,” during the third quarter of 2001 the Company evaluated the carrying amount of its enterprise-level costs in excess of net assets of acquired businesses (goodwill) as a result of the Company’s modified business plan which was approved and announced during this time. The Company’s evaluation of goodwill was based on an estimate of its fair value using estimated discounted future cash flows. This evaluation indicated that the carrying amount of the goodwill was impaired, and as a result, the Company recorded an impairment charge of $16.8 million in the third quarter of 2001. As of August 1, 2001, when the Company determined the goodwill was impaired, the Company discontinued amortizing the related goodwill and wrote-off the remaining unamortized amount. The Company recorded $0.8 million of goodwill amortization for the three month period ended March 31, 2001.

5. Revenue Recognition:

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101) “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements, and became effective for the Company during the fourth quarter of 2000, retroactive to January 1, 2000. In accordance with SAB 101, the Company recognizes revenue when there is persuasive evidence of an arrangement, delivery of the product or performance of the service has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. The Company’s adoption of SAB 101 changed the timing of when revenue is recognized for non-refundable up-front payments received for installation services. Historically, these amounts had been recognized in the period received. Under the revised revenue recognition policy, these payments, and related costs up to the amount of revenues, are recognized as revenue and expense ratably over the term of the service contracts, generally 24 to 36 months. Any costs in excess of recognized revenues are expensed in the current period.

     Revenues from the sale of telecommunications products are recognized upon installation, or if no installation is required, upon shipment. Revenues from service access agreements are recognized as the service is provided, except for reciprocal compensation generated by calls placed to ISPs connected through the Company’s network. The right of competitive local exchange carriers (CLECs), such as the Company, to receive this type of compensation is the subject of numerous regulatory and legal challenges (see Note 17). Until this issue is ultimately resolved, the Company will continue to recognize reciprocal compensation as revenue when received in cash or when collectibility is reasonably assured.

6. Short-Term Investments:

     All investments with an original maturity of greater than three months from the date of acquisition are accounted for in accordance with Financial Accounting Standards Board (FASB) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification at the time of purchase. All investments as of March 31, 2002 and December 31, 2001 were classified as available-for-sale and appropriately carried at fair value. Realized gains and losses are included in interest income in the accompanying statements of operations. Differences between cost and fair value are recorded as accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. At March 31, 2002 and December 31, 2001, unrealized losses on investments of $194,000 and $53,000, respectively, were recorded as accumulated other comprehensive loss in the accompanying unaudited condensed consolidated balance sheets.

7. Property and Equipment:

     Property and equipment includes network and other communications equipment, equipment under capital leases, office furniture, business software and computer equipment, vehicles, leasehold improvements and projects-in-progress. These assets are stated at cost, which includes direct costs and capitalized interest, and are depreciated once placed in service using the straight-line method. Capitalized interest of $96,000 and $570,000 was recorded during the three month periods ended March 31, 2002 and 2001, respectively. Depreciation expense of $9,906,000 and $6,371,000 was recorded during the three month periods ended March 31, 2002 and 2001, respectively. Repair and maintenance costs are expensed as incurred.

     Property and equipment as of March 31, 2002 and December 31, 2001 consist of the following:

	March 31,	December 31,
	2002	2001

Network and other communications equipment	$149,403,000	$146,703,000
Equipment under capital leases	23,273,000	23,273,000
Office furniture	2,627,000	2,624,000
Business software and computer equipment	26,279,000	25,346,000
Vehicles	1,984,000	2,004,000
Leasehold improvements	30,720,000	30,149,000
Projects-in-progress	36,051,000	32,775,000

	270,337,000	262,874,000
Less: accumulated depreciation and amortization	71,734,000	61,838,000

Property and equipment, net	$198,603,000	$201,036,000

8. Other Assets:

     As of March 31, 2002 and December 31, 2001, other assets, net consist of the following:

	March 31,	December 31,
	2002	2001

Deferred financing costs	$3,542,000	$4,148,000
Acquisition of lease rights	972,000	1,026,000
Long-term portion of deferred installation costs	393,000	448,000
Long-term portion of prepaid expenses and deposits	133,000	133,000
Employee receivable	105,000	105,000

	$5,145,000	$5,860,000

     Deferred financing costs primarily consist of capitalized amounts for underwriter fees, professional fees and other expenses related to the issuance and subsequent registration of the $150,000,000 Senior Notes. Deferred financing costs are amortized on a straight-line basis (which approximates the effective interest method) over the estimated 10-year term of the notes, which term began January 29, 1999. Amortization of deferred financing costs for the three month periods ended March 31, 2002 and 2001 was $226,000 and $213,000, respectively, and is included within interest expense in the accompanying unaudited condensed consolidated statements of operations. During the first quarter of 2002, the Company purchased from holders of its Senior Notes an aggregate of approximately $21 million principal amount of Senior Notes at a substantial discount to face value (see Note 13). In connection with this transaction, the Company wrote-off a portion of deferred financing costs associated with the Notes redeemed.

     During 1999, the Company purchased lease rights for additional space in its Los Angeles facility. This amount is included as acquisition of lease rights in other assets in the accompanying unaudited condensed consolidated balance sheets and is being amortized on a straight-line basis over the life of the lease, which is 81 months. Amortization expense for this facility was $54,000 and $66,000 for the three month periods ended March 31, 2002 and 2001, respectively, and is included within amortization expense in the accompanying unaudited condensed consolidated statements of operations.

9. Other Accrued and Other Liabilities:

     At March 31, 2002 and December 31, 2001, other accrued liabilities consist of the following:

	March 31,	December 31,
	2002	2001

Taxes payable, collected from customers	$584,000	$361,000
Acquisition holdbacks	533,000	608,000
Deferred revenue	1,425,000	964,000
Accrued restructuring charges (Note 3)	2,285,000	2,460,000
Other	2,801,000	3,175,000

	$7,628,000	$7,568,000

10. Income Taxes:

     The Company’s effective income tax rates for the three month periods ended March 31, 2002 and 2001 reflect the applicable federal and state statutory income tax rates. The effective income tax rate for the three month period ended March 31, 2001 also includes the tax impact of non-deductible amortization related to our acquisitions. For the three month period ended March 31, 2002, the Company’s effective income tax rate was

40%. For the three month period ended March 31, 2001, the Company’s effective income tax rate is not meaningful as the Company had a pretax loss for the period.

11. Other Comprehensive Income (Loss):

     In September 1997, the FASB issued SFAS No. 130 (SFAS 130), “Reporting Comprehensive Income.” SFAS 130 establishes the disclosure requirements for comprehensive income (loss) and its components within the financial statements. For the three month periods ended March 31, 2002 and 2001, there was $(141,000) and $423,000, respectively, of other comprehensive income (loss) pertaining to the net unrealized investment gains (losses).

12. Other Recent Pronouncements:

     In June 2001, the FASB issued SFAS No. 141 (SFAS 141), “Business Combinations” and SFAS No. 142 (SFAS 142), “Goodwill and Intangible Assets.” Major provisions of these statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment at least annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization; goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. As discussed in Note 4, the Company wrote-off its unamortized goodwill in the third quarter of 2001. Therefore, SFAS 142 has no effect on the Company at this time.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 supercedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

13. Long-Term Debt and Capital Lease Obligations:

     On January 29, 1999, the Company issued $150,000,000 of Senior Notes at par. The Senior Notes bear interest at 13.5 percent per annum payable in semiannual installments, with all principal due in full on February 1, 2009. During the first quarter of 2002, the Company purchased from holders of its Senior Notes an aggregate of approximately $21 million principal amount of Senior Notes at a substantial discount to face value. As of March 31, 2002, the principal amount due on the Senior Notes is $129,274,000.

     The Company has a three-year senior credit facility expiring June 15, 2002 that provides for maximum borrowings of $40.0 million to finance working capital, the cost of capital purchases and other corporate transactions. This facility is secured by substantially all of the Company’s assets. Borrowings under this senior credit facility bear interest, at the Company’s option, at (1) the Base Rate (as defined in our senior credit facility) or (2) the LIBOR Rate (as defined) plus between 2.25% and 3.5%. In June 2001, the Company borrowed $10.0 million under the senior credit facility. This amount is classified in current liabilities in the accompanying unaudited condensed consolidated balance sheets. As of March 31, 2002, the Company’s effective borrowing rate was 4.28%. Prior to June 2001, there were not any amounts outstanding under this facility.

     The Company’s senior credit facility and the senior notes indenture contain financial and other covenants that restrict, among other things, the ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of its assets. As of March 31, 2002, the Company is in compliance with its financial covenants.

     In 2001 and 2000, the Company had a lease facility used exclusively for the acquisition of networking products and services manufactured by Cisco Systems, Inc. Equipment financed under this facility is leased for a term of 36 months at which time the Company may purchase the equipment at fair market value. Purchases of networking products under this facility of $23.3 million have been accounted for as a capital lease. Upon acceptance of the networking products the Company makes recurring monthly lease payments and begins depreciating the equipment over a period of three years. Lease payments and depreciation commenced during the second quarter of 2001. During the three month period ended March 31, 2002, the Company made principal payments and recorded depreciation expense of approximately $2.0 million. As of March 31, 2002, the Company has future obligations, excluding interest, of $16.1 million that will be paid over the remaining term of this lease facility.

14. Purchase Commitments:

     In 1999, the Company began implementing a new enterprise and financial software system. Total estimated costs for this system were $5 million, of which approximately $4.8 million has been incurred through March 31, 2002. Except for expenses related to upgrades and improvements the Company may make in the future, this system is substantially complete. The majority of the $4.8 million incurred through March 31, 2002 is recorded in business software and computer equipment.

     On June 30, 2000, the Company entered into an Indefeasible Right of Use (IRU) agreement with Qwest Communications to acquire rights of use of dedicated fiber optics circuits of OC-48 capacity connecting major metropolitan areas in California. The IRU agreement is for a term of 20 years and includes one dollar purchase options at the end of the term. The total cost of the IRU is approximately $23.0 million of which $5.8 million was paid on July 28, 2000. Effective June 2001, the Company amended the IRU Agreement with Qwest Communications and extended the payment due date for the balance from June 30, 2001 to May 15, 2002. The purchase price of approximately $23.0 million is included in projects-in-progress and the balance of $17.2 million is classified as Fiber IRU liability in current liabilities in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2002 and December 31, 2001. The Company is currently negotiating a further amendment to the payment term. The circuits are expected to be placed in use by the middle of fiscal year 2002.

15. Stockholders’ Equity:

     Stock Options

     An aggregate of 5,375,500 shares of common stock have been reserved for option grants under the Company’s 1999 Stock Incentive Plan, the 1998 Griffin and Bryson Non-Qualified Stock Incentive Plan and the 2000 Napa Valley Non-Qualified Stock Incentive Plan. During the three month period ended March 31, 2002, options to purchase 79,250 shares of common stock were granted and options to purchase 136,213 shares of common stock were canceled.

     The following table summarizes information about the Company’s stock options outstanding as of March 31, 2002:

Options Outstanding				Options Exercisable

		Weighted
		Average	Weighted	Number	Weighted
	Number	Contractual Life	Average	Exercisable at	Average
Range of	Outstanding at	Remaining	Exercise	March 31,	Exercise
Exercise Price	March 31, 2002	(Years)	Price	2002	Price

$0.45 – 0.48	582,750	4.2	$0.48	568,750	$0.48
$0.55 – 35.00	3,239,632	8.3	$3.32	932,509	$5.43

$0.45 – 35.00	3,822,382	7.7	$2.89	1,501,259	$3.56

16. Income (Loss) Per Share:

     Income (loss) per share has been calculated under SFAS No. 128 (SFAS 128), “Earnings per Share.” SFAS 128 requires companies to compute income (loss) per share under two methods, basic and diluted. Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share information considers the effect of dilutive securities such as stock options and other securities convertible into common stock on an if-converted basis. For the three month period ended March 31, 2001, dilutive securities were antidilutive, as they decreased the loss for this period. Accordingly, options to purchase 1,287,515 shares were excluded from the diluted net income (loss) per share calculation for the three month period ended March 31, 2001.

     Basic and diluted net income (loss) per share for the three month periods ended March 31, 2002 and 2001 has been determined as follows:

	For the Three Month Period Ended
	March 31, 2002

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Basic net income per share:
Income available to common stockholders before extraordinary item	$219,000	36,148,487	$0.01
Extraordinary item — gain on early retirement of debt, net of tax	7,165,000	36,148,487	0.19

Net income available to common stockholders	$7,384,000	36,148,487	$0.20

Effect of Dilutive Securities:
Stock options		56,821

Diluted net income per share:
Income available to common stockholders and dilutive stock options before extraordinary item	$219,000	36,205,308	$0.01
Extraordinary item — gain on early retirement of debt, net of tax	7,165,000	36,205,308	0.19

Net income available to common stockholders and dilutive stock options	$7,384,000	36,205,308	$0.20

	For the Three Month Period Ended
	March 31, 2001

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Basic and dilutive net loss per share:
Net loss available to common stockholders	$(485,000)	36,001,304	$(0.01)

17. Reciprocal Compensation, Call Origination Charges by ILECs, and Legal Proceedings:

     The Company has established interconnection agreements with certain Incumbent Local Exchange Carriers (ILECs). The Telecommunications Act of 1996 requires ILECs to enter into interconnection agreements with CLECs, such as the Company and other competitors, and requires state Public Utilities Commissions (PUCs) to arbitrate such agreements if the parties cannot reach agreement.

     The interconnection agreements outline, among other items, compensation arrangements for calls terminating in the other party’s switching equipment, payment terms, and level of services.

     Various ILECs have alleged, and are continuing to allege, that calls made to an ISP are not local calls, and, as a result, compensation for terminating such calls is not be covered by the interconnection agreements.

     The Company is a party to various legal proceedings, including those with Pacific Bell and Verizon before the California Public Utilities Commission (CPUC) and those with Nevada Bell before the Public Utilities Commission of Nevada, relating to reciprocal compensation payment and other interconnection agreement issues.

     In February 1999, the Federal Communications Commission (FCC) issued a Declaratory Ruling on the issue of reciprocal compensation for calls bound to ISPs. The FCC ruled that the calls are jurisdictionally interstate calls. The FCC, however, determined that this issue did not resolve the question of whether reciprocal compensation is owed. The FCC noted a number of factors that would allow the state PUCs to leave their decisions requiring the payment of compensation undisturbed. In March 2000, the Declaratory Ruling was appealed and, on appeal, was remanded to the FCC.

     In February 2000, the CPUC commenced a separate generic proceeding to develop its policy regarding intercarrier compensation. Similarly, in the latter part of 2000, the Colorado and Utah Commissions commenced investigations into intercarrier compensation issues.

     On April 27, 2001, the FCC released its Order on Remand regarding intercarrier compensation for ISP-bound traffic. The FCC asserted exclusive jurisdiction over ISP-bound traffic and established a new interim intercarrier compensation regime for ISP-bound traffic with capped rates above a fixed traffic exchange ratio. Traffic in excess of a ratio of 3:1 (terminating minutes to originating minutes) is presumed to be ISP-bound traffic, and is to be compensated at rates that decrease from $.0015 to $.0007, or the applicable state-approved rate if lower, over three years. Traffic below the 3:1 threshold is to be compensated at the rates in existing and future interconnection agreements. Traffic above the 3:1 ratio is also subject to a growth ceiling, such that traffic in excess of the growth ceiling is subject to “bill and keep,” an arrangement in which the originating carrier pays no compensation to the terminating carrier to complete calls. In addition, when a competitive carrier begins to provide service in a state it has not previously served, all traffic in excess of the 3:1 ratio is subject to bill-and-keep arrangements. In order to qualify for this reduction in reciprocal compensation obligations to CLECs, the ILECs must offer to exchange all traffic in a given state subject to Section 251 (b) (5) of the Telecommunications Act of 1996, as well as ISP-bound traffic, at the federal capped rates. It is not possible to estimate the full impact of the FCC Order at this time because the federal regime does not alter existing contracts except to the extent that they incorporate changes of federal law, and because adoption of the federal regime is within the discretion of the ILEC exchanging traffic with CLECs on a state-by-state basis. In the event an ILEC determines not to adopt the federal regime, the ILEC must pay the same rate for ISP bound traffic as for calls subject to reciprocal compensation. On May 3, 2002, the Federal District Court for the District of Columbia remanded the FCC’s Order on Remand on the basis that the FCC’s legal basis was incorrect. The Court did not vacate the rules promulgated by the FCC’s Order on Remand.

     In the later half of 2001, Verizon, formerly known as GTE, took the position that it had properly implemented the FCC’s Order on Remand, and that this unilateral action modified the current interconnection agreement between the Company and Verizon. Accordingly, Verizon withheld payment of portions of invoices submitted by the Company for calls after June 13, 2001. The Company disputed this assertion. In August 2001, Pac-West filed a motion with the CPUC pursuant to the dispute resolution provisions of its interconnection agreement with Verizon requesting a ruling that Verizon’s actions violated the agreement. On September 27, 2001, the administrative law judge issued a ruling in favor of Pac-West, ordering Verizon to cease such withholding and make all payments called for under the agreement. Verizon appealed this ruling to the full CPUC. On January 23, 2002, the full Commission upheld the Ruling of the Administrative Law Judge in its entirety, and ordered Verizon to pay all disputed amounts, plus interest, within three business days. On January 28, 2002, Verizon made payment of withheld amounts to the Company of $4.8 million. Pacific Bell has not implemented the FCC Order on Remand in California, but has informed the Company that it reserves the right to do so.

     The Company cannot predict the effect of the FCC’s ruling on existing state decisions or the outcome of pending appeals of the decision or on additional cases involving reciprocal compensation. Given the uncertainty concerning the final outcome of the PUC proceedings, the possibility of future extended appeals or additional litigation, and the effect of any appeal of the FCC decision, the Company continues to record the revenue associated with reciprocal compensation billings to ILECs only when received in cash or when collection is reasonably assured.

     The initial term of the Company’s 1999 interconnection agreement with Pacific Bell has expired, and it now remains in effect until the replacement agreement becomes effective as a result of negotiation by the parties or arbitration of its terms by the CPUC. After lengthy negotiations, on March 29, 2002, Pacific Bell filed with the CPUC an application for arbitration of unresolved issues concerning the replacement agreement. One of these issues is the Pacific Bell proposal to assess charges on certain calls originated by its customers and delivered to the Company for termination to a customer of the Company. These charges would offset or exceed in many instances the reciprocal compensation received by the Company for terminating such calls. On April 23, 2002, the Company filed its response to Pacific Bell’s application, contested the implementation of such charges, and proposed that the Company be permitted to impose additional charges on Pacific Bell. The arbitration process has recently commenced, and it is not possible at this time to determine the outcome of this proceeding. The CPUC may lower the reciprocal compensation rates for all carriers exchanging traffic with Pacific Bell, if the CPUC modifies rates for unbundled network elements (UNEs).

     Similar negotiations with Verizon California concerning its interconnection agreement with the Company are ongoing, and the Company expects that a similar CPUC arbitration process will ensue. Verizon has also proposed the imposition of new handling charges similar to those proposed by Pacific Bell. The eventual outcome of this expected proceeding also cannot be determined at this time.

Other Legal Proceedings

     On December 6, 2001, a complaint captioned Krim v Pac-West Telecomm, Inc., et. al., Civil Action No. 01-CV-11217, was filed in United States District Court for the Southern District of New York against the Company, and certain executive officers, and various underwriters in connection with our initial public offering. The plaintiffs allege undisclosed improper underwriting practices concerning the allocation of shares of the Company’s common stock in exchange for excessive brokerage commissions or agreements to purchase shares at higher prices in the aftermarket, in violation of Section 11 of the Securities Act of 1933. The complaint also includes a claim for securities fraud under Section 10(b) of the Securities Exchange Act of 1934 against underwriters only. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The complaint against the Company seeks unspecified damages on behalf of a purported class of purchasers of its common stock. The Company believes that the plaintiff’s claims are without merit and will defend this lawsuit vigorously. An amended complaint was filed on April 19, 2002.

     From time to time, Pac-West Telecomm, Inc. is a party to litigation that arises in the ordinary course of business. The Company believes that the resolution of this litigation will not materially harm its business, financial condition or results of operations.

18. Segment Reporting

     The Company has adopted SFAS No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards in which public companies disclose certain information about operating segments in the company’s financial reports. As an integrated telecommunications provider, the Company has one reportable operating segment. While the Company’s chief decision-maker monitors the revenue streams of various services, operations are managed and financial performance is evaluated based upon the delivery of multiple services over common networks and facilities. This allows the Company to leverage its costs in an effort to maximize return. As a result, there are many shared expenses generated by the various revenue streams. Because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management does not currently make such allocations. The chief decision-maker does, however, monitor revenue streams at a more detailed level than those depicted in the Company’s consolidated financial statements.

     The following tables present consolidated revenues by service type:

	Three Month Period Ended

	March 31, 2002	March 31, 2001

Local services	$36,784,000	$30,547,000
Long distance service	3,376,000	3,636,000
Dedicated transport services	2,310,000	2,347,000
Product and services	239,000	3,003,000
Other	383,000	528,000

	$43,092,000	$40,061,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks, and as a result, our actual results may differ materially from those discussed here. These uncertainties and risks include among others, that our restructuring plan, which was approved in the third quarter of 2001, is adequate to provide positive cash flows; our ability to raise sufficient additional capital, if required, on acceptable terms and on a timely basis; receipt of full and timely payments from our customers; the successful execution of our expansion activities into new geographic markets on a timely and cost-effective basis; the pace at which new competitors enter our existing and planned markets; competitive responses of the Incumbent Local Exchange Carriers; execution of interconnection agreements with Incumbent Local Exchange Carriers on terms satisfactory to us; maintenance of our supply agreements for transmission facilities; continued acceptance of our services by new and existing customers; the outcome of legal and regulatory proceedings regarding reciprocal compensation for Internet-related calls and certain of our product offerings; the ability to attract and retain talented employees; the effective management of our working capital including investments, accounts receivables and inventory; replacements or upgrades of our technology and equipment that becomes obsolete; prevention of interruption of services from system failures or power outages; and our ability to successfully access markets, install switching electronics, and obtain the use of leased fiber transport facilities and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory term and conditions, as well as regulatory, legislative and judicial developments that could cause actual results to differ materially from the future results indicated, expressed, or implied, in such forward-looking statements. These and other factors are discussed in our Prospectus dated November 3, 1999, and in our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission (SEC).

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

     For the three month periods ended March 31, 2002 and 2001, recognizing compensation from other communications companies for completing their customers’ calls only to the extent such compensation was actually received in cash or when collectibility was reasonably assured, we had net revenues of approximately $43.1 million and $40.1 million, respectively, EBITDA (earnings before interest, net, income taxes, depreciation and amortization, income or loss on asset dispositions and extraordinary item) of approximately

$15.0 million and $10.2 million, respectively, and net income (loss) of $7.4 million (including a $7.2 million extraordinary item — gain on early retirement of debt) and $(0.5) million, respectively.

     As of March 31, 2002, we had 257,606 total DS0 equivalent lines in service, a 10% increase from lines in service as of March 31, 2001. Total DS0 equivalent lines in service include wholesale and on-network retail DS0 line equivalents. In response to technology and network design evolution toward increased data and VoIP standards, in the fourth quarter of 2001 the Company retroactively adjusted its line counting methodology to adopt industry standard bandwidth based measurement of lines in DS0 equivalents. The Company has also segregated small to medium-size lines into on-network and off-network components as related to the Company’s decision to exit a number of off-network lines of business. For the quarter ended March 31, 2002, our minutes of use were 7.7 billion, an increase of 17% over the first quarter of 2001.

     During the first quarter of 2002, we purchased from holders of our Senior Notes an aggregate of approximately $21 million principal amount of Senior Notes at a substantial discount to face value. The difference between the amount we paid to the holders of our Senior Notes and the face value of the amount retired, net of income taxes of $4.8 million and costs paid to outside parties to complete the transaction, was recorded as an extraordinary item - gain on early retirement of debt of $7.2 million. Although we are currently no longer in the market seeking to purchase additional Senior Notes, we are reviewing all of our debt obligations and are considering various alternatives to continue to reduce such obligations, including, among other things, the purchase of additional Senior Notes. The manner, volume and timing of any such purchases, if any, would depend on then current market conditions for our Senior Notes.

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

     As a result of implementing this restructuring plan, the Company recorded an $8.8 million restructuring charge in the third quarter of 2001, of which $5.2 million was related to the write-off of leasehold improvements and other equipment, primarily in Utah, which could not be redeployed to other locations. In connection with the restructuring charge, the Company expensed a total of $2.4 million related to future rent payments due (net of estimated sublease payments) for abandoned premises, primarily in Utah and San Diego, which will be paid over the respective lease terms through various dates ending in fiscal year 2010. In order to estimate rent expense, the Company made certain assumptions related to these abandoned premises including: (1) the time period over which the premises would remain vacant, (2) sublease terms, and (3) estimated sublease rents. In the case of the Utah switch facility, no sublease income was estimated due to the specialized nature of this facility. As of December 31, 2001, the workforce reduction contemplated by the restructuring plan was complete and all severance payments arising as a result of such workforce reduction were paid. The cost savings realized in the quarter ended December 31, 2001 as a result of implementing the restructuring plan exceeded the Company’s target cost savings of $2.0 to $3.0 million per quarter. During the quarter ended December 31, 2001, the Company’s operating and selling, general and administrative expenses improved $4.4 million from the third quarter of 2001 and these cost savings were maintained in the first quarter of 2002. We expect to continue to maintain these cost savings, however, no assurance can be made that implementation of the restructuring plan will continue to benefit our financial results in the future.

     In accordance with Accounting Principles Board Opinion No. 17 (APB 17), “Intangible Assets,” during the third quarter of 2001 the Company evaluated the carrying amount of its enterprise-level costs in excess of net assets of acquired businesses (goodwill) as a result of the Company’s modified business plan which was approved and announced during this time. The Company’s evaluation of goodwill was based on an estimate of its fair value using estimated discounted future cash flows. This evaluation indicated that the carrying amount of the goodwill was impaired, and as a result, the Company recorded an impairment charge of $16.8 million in the third quarter of 2001. As of August 1, 2001, when the Company determined the goodwill was impaired, the Company discontinued amortizing the related goodwill and wrote-off the remaining unamortized amount. The Company recorded $0.8 million of goodwill amortization during the three month period ended March 31, 2001.

     Our common stock currently trades on Nasdaq National Market System, which has certain compliance requirements for continued listing of common stock. Among other requirements, if the minimum closing bid price per share is less than $1.00 for a period of 30 consecutive business days, our shares may be delisted following a 90 day notice period during which the minimum closing bid price must be $1.00 or above per share for a period of 10 consecutive business days. The bid price for our common stock has not closed above $1.00 per share since August 6, 2001. On September 27, 2001, the Nasdaq temporarily suspended the $1.00 minimum closing bid price requirement. The suspension lasted until January 2, 2002; at which time the original requirements were reinstated.

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

     Before May 15, 2002, the Company will apply for listing on the Nasdaq SmallCap Market and, if accepted, be afforded an additional 180 calendar days to regain compliance with the Nasdaq’s minimum closing bid price requirement and, provided that the initial listing requirements for the Nasdaq SmallCap Market are met within this 180 calendar day period, would permit our common stock to be listed on such market.

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

Factors Affecting Operations:

     Revenues. We derive our revenues from monthly recurring charges, usage charges, amortization of initial non-recurring charges and telephone equipment sales and service. Monthly recurring charges include the fees paid by customers for lines in service and additional features on those lines, as well as equipment collocation services. Usage charges consist of fees paid by end users for each call made, fees paid by incumbent local exchange carriers as reciprocal compensation for completion of their customers’ calls through Pac-West, and access charges paid by carriers for long distance traffic terminated by Pac-West. Initial non-recurring charges are paid by end users, if applicable, for the initiation of our service. Initial non-recurring charges include payments received for installation services. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101) “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements, and became effective for the Company during the fourth quarter of 2000, retroactive to January 1, 2000. The Company’s adoption of SAB 101 changed the timing of when revenue is recognized for non-refundable up-front payments received for installation services. Historically, these amounts had been recognized in the period received. Under the revised revenue recognition policy, these payments, and related costs up to the amount of revenues, are recognized as revenue and expense ratably over the term of the service contracts, generally 24 to 36 months.

     A substantial portion of our revenues is derived from reciprocal compensation paid by incumbent local exchange carriers with which we have interconnection agreements. For the quarters ended March 31, 2002 and 2001, recorded reciprocal compensation accounted for approximately 55% and 42%, respectively, of our revenues. Reciprocal compensation revenue recorded in the quarter ended March 31, 2002 includes a payment of $4.8 million received from Verizon discussed below.

     From June through December of 2001, Verizon California withheld certain reciprocal compensation payments on the basis that the amounts invoiced by the Company exceeded the amounts permissible under an order of the FCC which permitted incumbent local exchange carriers to adopt a plan, on a statewide basis, containing such reduced rates. The Company contested Verizon’s withholdings before the California Public Utilities Commission, and on January 23, 2002, the California Public Utilities Commission ordered Verizon to pay all such withheld amounts plus interest of approximately $4.8 million. While, until the third quarter of 2001, the incumbent local exchange carriers have otherwise been paying us the full amount of our reciprocal compensation billings since the latter half of 1999, some of these payments may be subject to a reservation of rights to appeal, contest or seek subsequent reimbursement of amounts previously paid by them for reciprocal compensation.

     We expect that reciprocal compensation will continue to represent a significant portion of our revenues in the future, however, recorded reciprocal compensation as a percentage of revenues is expected to decline. We are currently negotiating and implementing new interconnection agreements and the terms including reciprocal compensation. The per minute reciprocal compensation rate we receive from Pacific Bell under our current agreement is significantly lower than it was under our previous agreement. Based on current market conditions, we expect the per minute reciprocal compensation rate could decline from historic rates under interconnection agreements in the future. Further, as discussed in Note 17 to the accompanying unaudited condensed consolidated financial statements, to the extent that the April 27, 2001 federal regime for intercarrier compensation for ISP-bound traffic applies to the Company and is adopted by incumbent local exchange carriers exchanging traffic with the Company, reciprocal compensation or intercarrier compensation rates will decline. It is not possible to estimate the impact of the April 27, 2001 FCC regime at this time because the federal regime does not alter existing contracts except to the extent that they incorporate changes of federal law, and because adoption of the federal regime is within the discretion of the incumbent local exchange carrier exchanging traffic with competitive local exchange carriers on a state-by-state basis. In addition, the rules are the subject of petitions for reconsideration before the FCC and appeals to the U.S. Court of Appeals for the District of Columbia Circuit. In the event an incumbent local exchange carrier determines not to adopt the federal regime, the incumbent local exchange carrier must pay the same rate for Internet service provider-bound traffic as for calls subject to reciprocal compensation. We cannot predict the impact of the FCC’s and the Court’s ruling on existing state decisions, the outcome of pending appeals or future litigation on this issue.

     Operating Costs. Operating costs are comprised primarily of leased transport charges, usage charges for long distance and intrastate calls and, to a lesser extent, reciprocal compensation related to calls that originate with a Pac-West customer and terminate on the network of an incumbent local exchange carrier or other competitive local exchange carrier. Our leased transport charges include the lease payments we incur for the transmission facilities used to connect our customers to our switches and to connect to the incumbent local exchange carrier and other competitive local exchange carrier networks. Our strategy of leasing rather than building our own transport facilities results in our operating costs being a significant component of total costs.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses include network development, administration and maintenance costs, selling and marketing, customer service, provisions for doubtful accounts, information technology, billing, corporate administration and personnel.

Quarterly Operating and Statistical Data:

     The following table summarizes the results of operations as a percentage of revenues for the three month periods ended March 31, 2002 and 2001. Revenues for 2002 include a payment received in connection with previously withheld reciprocal compensation of $4.8 million. The following data should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report:

	Three Month Period Ended March 31,

	2002	2001

Consolidated Statements of Operations Data:	(unaudited)
Revenue	100.0%	100.0%
Operating costs	31.9%	31.5%
Selling, general and administrative expenses	33.3%	43.0%
Depreciation and amortization expenses	23.1%	18.1%
Income from operations	11.7%	7.4%
Extraordinary item — gain on early retirement of debt, net	16.6%	—
Net income (loss)	17.1%	(1.2)%

     The following table sets forth unaudited statistical data for each of the specified quarters of 2001 and 2002. The operating and statistical data for any quarter are not necessarily indicative of results for any future period. Lines sold to date and lines in service to date for all quarters in the table below have been adjusted as discussed above in “—Overview”.

	Quarter Ended (unaudited)

	2001				2002

	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Mar. 31

Ports equipped	672,000	672,000	672,000	652,800	768,000
Lines sold to date	245,061	249,368	253,434	240,053	322,939
Lines in service to date	233,839	236,193	242,451	235,244	257,606
Estimated data lines (% of installed lines)	87%	86%	85%	84%	85%
Lines on switch %	93%	93%	93%	94%	96%
Internet service provider and enhanced communications service provider customer lines collocated	84%	84%	83%	82%	91%
Quarterly minutes of use switched (in millions)	6,583	6,290	6,436	7,286	7,714
Capital expenditures (in thousands)	$20,149	$9,504	$5,092	$2,406	$7,488
Employees (consolidated)	689	645	428	407	402

Three Month Period Ended March 31, 2002 Compared to the Three Month Period Ended March 31, 2001:

     Consolidated revenues for the three month period ended March 31, 2002 increased $3.0 million to $43.1 million from $40.1 million for the same period ended in 2001. The increase in revenues was primarily attributed to an increase of $6.6 million in paid local interconnection revenues, a decrease of $1.3 million in switched access charges, an increase of $0.2 million and $0.6 million in recurring charges and installation charges billed directly to wholesale markets and business customers, respectively, a decrease of $0.3 million in local and long distance usage revenues and a decrease of $2.8 million in product and service revenues related to exiting the COAM business.

     From June through December of 2001, Verizon California withheld certain reciprocal compensation payments on the basis that the amounts invoiced by the Company exceeded the amounts permissible under an order of the FCC which permitted incumbent local exchange carriers to adopt a plan, on a statewide basis, containing such reduced rates. The Company contested Verizon’s withholdings before the California Public Utilities Commission, and on January 23, 2002, the California Public Utilities Commission ordered Verizon to pay all such withheld amounts plus interest of approximately $4.8 million. (See Note 17 to the accompanying unaudited condensed consolidated financial statements.) This amount was included in revenues when received in the first quarter of 2002. Additionally, while the number of inbound local calls remained fairly flat, the minutes subject to reciprocal compensation revenues in accordance with interconnection agreements increased 18%, for the three month period ended March 31, 2002 over the same period ended 2001. The effect of the increases in inbound local calls and minutes combined with the payment received from Verizon in the first quarter of 2002, resulted in a $6.6 million, or 39%, increase in paid interconnection revenues for the three month period ended March 31, 2002 over the corresponding period in 2001. Revenues recorded from switched access charges decreased $1.3 million, or 72%, from the same period ended in 2001 as a result of delayed payments from some of our customers to whom we provide this service. As the collectibility of these delayed payments is not reasonably assured, we will not recognize such service as revenue until we receive payment.

     As a result of a weakening economy largely experienced in our wholesale markets, particularly effecting our Internet service provider customers, direct billings to this market only slightly increased (as compared to the rapid growth we have experienced in the past) during the three month period ended March 31, 2002 from the same period in 2001 by $0.2 million, or 2%. As a result of successful efforts to generate new business to offset lost business due to bankruptcies or service restructurings experienced by our existing customers, lines in service to this market increased from approximately 200,264 lines at March 31, 2001 to approximately 214,145 lines in service at March 31, 2002, an increase of 7%.

     Direct billings to small and medium-sized business customers increased significantly from March 31, 2001 generating $0.6 million, or 23%, in additional revenue during the quarter ended March 31, 2002. As of March 31, 2002 lines in service to our retail market increased from 33,575 lines at March 31, 2001 to 43,461 lines at March 31, 2002, an increase of 29%.

     Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased $0.3 million during the three month period ended March 31, 2002 from the same period ended in 2001. Although total minutes billed to customers increased between periods, the average rate per minute charged to customers was lower in the first quarter of 2002 than it was in the same period ended in 2001 as a result of competitive pricing pressures experienced in the marketplace. Additionally, as a result of the Company’s efforts to sell local service to the small and medium-sized businesses, we have experienced a shift in the mix of minutes billed to our customers for local and long distance calls. However, for the three month periods ended March 31, 2002 and 2001, the percentage of local minutes billed to total minutes billed was fairly constant at approximately 45% and 44%, respectively.

     As a result of comprehensive product reviews intended to identify opportunities to improve profitability, we decided to exit certain low-margin businesses such as COAM and residential resale and concentrate our efforts in developing next generation offerings. This decision to exit the COAM business resulted in decreased revenues from product and service offerings of $2.8 million, or 92%, in the first quarter of 2002 compared to the same period ended 2001.

     Our consolidated operating costs for the three month period ended March 31, 2002 increased $1.2 million to $13.8 million from $12.6 million for the corresponding period in 2001. The increase in operating costs was primarily due to an increase in network operations associated with a higher level of telecommunications activity and geographic coverage.

     In August 2001, the Company approved and announced a restructuring plan that contained certain business initiatives designed to respond to unfavorable market conditions, including the suspension of our expansion plans into Idaho and New Mexico and the closure of our switch facility in Utah, which was completed in December 2001. The restructuring plan also provided for a reduction in workforce and the exit from certain lower margin services, including residential resale and COAM equipment described above. The workforce reduction was substantially complete as of September 30, 2001 with all remaining severance payments made during the fourth quarter of 2001. For additional information regarding our restructuring plan, please refer to Note 3 to our accompanying unaudited condensed consolidated financial statements.

     Our consolidated selling, general and administrative expenses for the three month period ended March 31, 2002 decreased $2.9 million to $14.3 million from $17.2 million for the corresponding period in 2001. In 2000 and 2001, we incurred significant selling and marketing costs in connection with our anticipated efforts to expand our operations and establish ourselves in markets before switches became operational and generated revenues. However, as a result of normal attrition and the workforce reduction described above, our headcount as of March 31, 2002 was 402 as compared to 689 as of March 31, 2001. As expected, the workforce reduction resulted in a selling, general and administrative savings of approximately $1.0 million per month. In addition, selling, general and administrative expenses for the quarter ended March 31, 2002 include approximately $0.8 million of provision for doubtful accounts receivable, an increase of $0.4 million from the same quarter ended 2001. Selling, general and administrative expenses were 33% and 43% of revenues for the three month periods ended March 31, 2002 and 2001, respectively.

     Our consolidated depreciation and amortization expense for the three month period ended March 31, 2002 increased $2.7 million to $10.0 million from $7.3 million for the same period in 2001. Depreciation and amortization as a percentage of revenues increased to 23% for the quarter ended March 31, 2002 from 18% from the same period ended 2001. The increase in depreciation and amortization expense is primarily due to additional depreciation expense incurred on purchases of equipment placed in use between periods. During the twelve month period ended March 31, 2002, including purchases financed under our capital lease facility, the Company acquired an additional $24.5 million of property and equipment.

     Our consolidated interest expense for the three month periods ended March 31, 2002 and 2001 was $5.1 million and $4.7 million, respectively. Interest expense over these two periods is primarily related to our Senior Notes issued on January 29, 1999, including amortization of related deferred financing costs associated with the offering over a period of ten years. As a result of purchasing from holders of our Senior Notes an aggregate of approximately $21 million principal amount of Senior Notes during the first quarter of 2002, further described below, the Company will experience future interest expense savings of approximately $0.7 million per quarter. Interest expense is net of amounts capitalized of $0.1 million and $0.6 million for the three months ended March 31, 2002 and 2001, respectively.

     The Company’s effective income tax rates reflect the applicable federal and state statutory income tax rates along with the tax impact of the non-deductibility of certain acquisition related amortization. For the three month period ended March 31, 2002, the Company’s effective income tax rate was 40%. For the three month period ended March 31, 2001 the Company’s effective income tax rate is not meaningful as the Company had a pretax loss for the period.

     During the first quarter of 2002, we purchased from holders of our Senior Notes an aggregate of approximately $21 million principal amount of Senior Notes at a substantial discount to face value. The difference between the amount we paid to the holders of our Senior Notes and the face value of the amount retired, net of income taxes of $4.8 million and costs paid to outside parties to complete the transaction, was recorded as an extraordinary item - gain on early retirement of debt of $7.2 million. Although we are currently no longer in the market seeking to purchase additional Senior Notes, we are reviewing all of our debt obligations and are considering various alternatives to continue to reduce such obligations, including, among other things, the purchase of additional Senior Notes. The manner, volume and timing of any such purchases, if any, would depend on then current market conditions for our Senior Notes.

Liquidity and Capital Resources:

     Net cash provided by (used in) operating activities was $0.5 million for the three month period ended March 31, 2002 as compared to $(2.9) million for the same period ended in 2001. One of the primary differences between periods was attributable to an increase in operating income (excluding depreciation and amortization) of $4.8 million. Favorable operating income between periods is primarily the result of restructuring initiatives implemented in the third quarter of 2001, which are more fully described above, and higher revenues. Partially offsetting our favorable operating income between periods was $2.0 million of income tax refunds received in the first quarter ended 2001.

     Net cash used in investing activities was $12.7 million for the three month period ended March 31, 2002 as compared to $24.3 million for the same period ended in 2001. During the three month period ended March 31, 2002, the Company invested $7.5 million in new switching and related equipment as compared to $18.2 million, excluding $2.0 million of equipment being financed under a capital lease, during the same period ended in 2001. In addition to favorable capital spending between periods, the Company purchased $0.9 million less of investments between periods in order to cover financing activities.

     Net cash provided by (used in) financing activities was $(10.5) million for the three month period ended March 31, 2002 as compared to $0.2 million for the same period ended in 2001. During the first quarter of 2002, we purchased from holders of our Senior Notes an aggregate of approximately $21 million principal amount of Senior Notes at a substantial discount to face value. Total amounts paid to our holders of our Senior Notes for principal and interest was approximately $8.3 million. The difference between the amount we paid to the holders of our Senior Notes and the face value of the amount retired, net of income taxes and costs paid to outside parties to complete the transaction, was recorded as an extraordinary item — gain on early retirement of debt in our accompanying unaudited condensed consolidated statements of operations. Additionally, during the quarter ended March 31, 2002, we made principal payments on our capital leases of $2.0 million.

     The local telecommunications services business is capital intensive. Our operations have required substantial capital investment for the design, acquisition, construction and implementation of our network. Capital expenditures, including amounts financed under capital leases, were $7.5 million for the first three months of 2002, and $37.2 million, including amounts financed under capital leases, for the year ended December 31, 2001. In response to a weakening economy, we have undertaken various initiatives intended to not only maximize our performance during this economic downturn, but to take advantage of emerging opportunities. Our business plan, as currently contemplated, anticipates additional capital expenditures of approximately $22.5 million during the balance of 2002. The actual cost of these additional capital expenditures will depend on a variety of factors. Accordingly, our actual capital requirements may exceed, or fall below, the amounts described above.

     Our senior credit facility, which expires June 15, 2002, provides for maximum borrowings of up to $40.0 million for working capital and other general corporate purposes, and bears interest, at our option, at: (1) the Base Rate, as defined in our senior credit facility; or (2) the LIBOR rate, as defined in our senior credit facility plus between 2.25% and 3.5%. As of March 31, 2002, there was $10 million outstanding under this facility at a borrowing rate of approximately 4.28%. Borrowings under our senior credit facility are secured by substantially all of our assets. The Company is currently reviewing its debt obligations and is considering various alternatives to reduce its borrowing costs. The Company is also pursuing replacing its existing senior credit facility, although no replacement arrangement has been entered into at this time.

     In 2000 and 2001, the Company had a lease facility used exclusively for the acquisition of networking products and related services manufactured by Cisco Systems, Inc. The Company purchased approximately $23.3 million of networking products under this facility, which is being accounted for as a capital lease. Upon acceptance of the networking products the Company makes recurring monthly lease payments over a period of three years. Lease payments commenced during the second quarter of 2001. During the three month period ended March 31, 2002, the Company made principal payments of approximately $2.0 million. As of March 31, 2002, the Company has future obligations, excluding interest, of $16.1 million that will be paid over the remaining term of this lease facility.

     Our principal sources of funds for the balance of 2002 are anticipated to be from current cash and short-term investment balances, cash flows from operating activities, and if necessary and available, borrowings under the senior credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to fund our business plan for at least the next twelve months. No assurance can be given, however, that this will be the case. As currently contemplated, during the balance of 2002 we expect to fund, among other things, our August 1, 2002 semi-annual interest payment of approximately $8.7 million, anticipated capital expenditures of $22.5 million, capital lease payments of $5.9 million, repayment of the $10.0 million senior debt borrowing and all or part of our Fiber IRU obligation of $17.2 million for which we are negotiating extended payment terms. Although not currently contemplated, the foregoing statements do not take into account additional acquisitions, which, if made, would most likely be funded through a combination of cash and equity. Depending upon our rate of growth and profitability, among other things, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

     Our senior credit facility and the senior notes indenture contain financial and other covenants that restrict, among other things, our ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of our assets. Such limitations could limit corporate and operating activities, including our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. As of March 31, 2002, the Company is in compliance with its financial covenants.

Recent Developments

     Our independent auditor, Arthur Andersen LLP, has informed us that on March 14, 2002, it was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corp. We have been carefully monitoring these developments. In a release, dated March 18, 2002, the SEC has said that it will continue to accept financial statements audited, and interim financial statements reviewed by, Arthur Andersen so long as it is able to make certain representations to us. Our ability to raise capital and make timely filings with the SEC could be impaired if the SEC ceases accepting financial statements audited by Arthur Andersen, if Arthur Andersen becomes unable to make the required representations to us or if, for any other reason, Arthur Andersen is unable to perform required audit-related services for us. As a result of this uncertainty, we have initiated a review of other independent auditors. Although Arthur Andersen currently remains the Company’s independent auditor and has performed the independent auditor’s review of our condensed consolidated financial statements for the period ended March 31, 2002, it is highly unlikely that Arthur Andersen will continue to serve as the Company’s independent auditor for the remainder of fiscal year 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The SEC’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At March 31, 2002, we had $129.3 million of fixed rate notes outstanding, and consequently we currently have no risk exposure associated with increasing interest rates on our debt. In addition, we have a line of credit which may, at our option, have a variable interest rate tied to LIBOR. As of March 31, 2002, we have drawn $10 million against our line of credit at a rate of 4.28% based upon LIBOR. Additionally, we are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. Substantially all of our investments in cash equivalents and short-term investments are in money market funds that hold short-term investment grade commercial paper, treasury bills or other U.S. government obligations. Currently this reduces our exposure to long-term interest rate changes. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $64.9 million of cash equivalents and short-term investments at March 31, 2002 by approximately $0.6 million.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

     See Note 17 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Operations—Revenues” for a description of certain legal proceedings involving the Company.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

     None

(b)	Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

Note: ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2002.

PAC-WEST TELECOMM, INC.

/s/	Wallace W. Griffin

Wallace W. Griffin Chairman and Chief Executive Officer

/s/	H. Ravi Brar

H. Ravi Brar Acting Chief Financial Officer (Principal Financial and Accounting Officer)