Form 10-Q
period 2002-06-30
PAC-WEST TELECOMM INC
filed 2002-08-14
CIK 1071598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     No

As of July 31, 2002, the Company had an aggregate of 36,398,531 shares of common stock issued and outstanding.

PAC-WEST TELECOMM, INC.

PART I

ITEM 1.     FINANCIAL STATEMENTS

PAC-WEST TELECOMM, INC.
Condensed Consolidated Balance Sheets

ASSETS

	As of	As of
	June 30, 2002	December 31, 2001*

	(unaudited)

Current Assets:

Cash and cash equivalents	$36,585,000	$64,029,000

Short-term investments	27,839,000	18,471,000

Trade accounts receivable, net of allowances of $3,396,000 at June 30, 2002 and $2,630,000 at December 31, 2001	10,860,000	13,621,000

Accounts receivable from related parties	97,000	80,000

Income taxes receivable	297,000	291,000

Inventories	1,441,000	2,939,000

Prepaid expenses and other current assets	2,780,000	3,134,000

Deferred financing costs, net	573,000	785,000

Deferred tax assets	—	4,491,000

Total current assets	80,472,000	107,841,000

Property and equipment, net	184,422,000	201,036,000

Other assets, net	4,841,000	5,860,000

Total assets	$269,735,000	$314,737,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Current obligations under capital leases	$7,881,000	$7,881,000

Borrowings under Senior Credit Facility	—	10,000,000

Accounts payable	10,803,000	11,536,000

Accrued payroll and related expenses	3,065,000	2,884,000

Accrued interest	7,307,000	8,438,000

Other accrued liabilities	14,800,000	7,568,000

Fiber IRU liability	8,620,000	17,240,000

Total current liabilities	52,476,000	65,547,000

Senior Notes	129,274,000	150,000,000

Capital leases, less current portion	6,244,000	10,192,000

Deferred revenues, less current portion	625,000	644,000

Deferred income taxes	1,892,000	3,283,000

Total liabilities	190,511,000	229,666,000

Commitments and Contingencies (Notes 12 and 13)

Stockholders’ Equity:

Common stock, $.001 par value; 100,000,000 shares authorized 36,398,531 and 36,148,487 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	36,000	36,000

Additional paid-in capital	183,666,000	183,550,000

Note receivable from stockholder	(200,000)	(200,000)

Retained deficit	(104,076,000)	(98,072,000)

Accumulated other comprehensive loss	(64,000)	(53,000)

Deferred stock compensation	(138,000)	(190,000)

Total stockholders’ equity	79,224,000	85,071,000

Total liabilities and stockholders’ equity	$269,735,000	$314,737,000

* The condensed consolidated balance sheet at December 31, 2001 has been derived from the Company’s audited financial statements at
that date. See notes to these condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Operations
and Comprehensive Loss
(Unaudited)

	Three Month Period Ended		Six Month Period Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Revenues	$38,499,000	$38,162,000	$81,591,000	$78,223,000

Costs and Expenses:

Cost of sales and operating	14,007,000	14,218,000	27,767,000	26,834,000

Selling, general and administrative	16,164,000	17,824,000	30,497,000	35,043,000

Depreciation and amortization	10,182,000	8,695,000	20,142,000	15,971,000

Restructuring charge	9,304.000	—	9,304.000	—

Impairment of assets	7,153,000	—	7,153,000	—

Income (loss) from operations	(18,311,000)	(2,575,000)	(13,272,000)	375,000

Other Expense (Income):

Interest expense	4,403,000	4,676,000	9,543,000	9,387,000

Interest income	(402,000)	(1,564,000)	(868,000)	(2,880,000)

Gain on redemption of bonds	—	—	(11,942,000)	—

Other expense	1,000	—	1,000	11,000

Total other expense (income), net	4,002,000	3,112,000	(3,266,000)	6,518,000

Loss before benefit from income taxes	(22,313,000)	(5,687,000)	(10,006,000)	(6,143,000)

Benefit from income taxes	(8,925,000)	(2,063,000)	(4,002,000)	(2,034,000)

Net loss	$(13,388,000)	$(3,624,000)	$(6,004,000)	$(4,109,000)

Basic and diluted loss per share	$(0.37)	$(0.10)	$(0.17)	$(0.11)

Basic and diluted weighted average shares outstanding	36,279,184	36,020,844	36,208,866	36,010,986

Comprehensive loss:

Net loss	$(13,388,000)	$(3,624,000)	$(6,004,000)	$(4,109,000)

Other comprehensive income (loss)	130,000	(684,000)	(11,000)	(261,000)

Comprehensive loss	$(13,258,000)	$(4,308,000)	$(6,015,000)	$(4,370,000)

See notes to these condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Month Period Ended

	June 30, 2002	June 30, 2001

Operating Activities:

Net loss	$(6,004,000)	$(4,109,000)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	20,142,000	15,971,000

Amortization of deferred financing costs	432,000	426,000

Amortization of deferred stock compensation	52,000	32,000

Gain on redemption of bonds	(11,942,000)	—

Non-cash restructuring charge	3,216,000	—

Impairment of assets	7,153,000	—

Provision for doubtful accounts receivable	1,511,000	1,351,000

Provision for inventory obsolescence	1,148,000	—

Deferred income tax benefit	(4,002,000)	(2,041,000)

Loss on disposal of property and equipment	1,000	11,000

Changes in operating assets and liabilities:

Accounts receivable	1,233,000	(1,865,000)

Income taxes receivable and deferred income taxes	7,096,000	1,961,000

Inventories	350,000	670,000

Prepaid expenses and other current assets	354,000	(204,000)

Other assets	59,000	66,000

Accounts payable and other accrued liabilities	6,739,000	(2,781,000)

Accrued interest	(894,000)	1,000

Net cash provided by operating activities	26,644,000	9,489,000

Investing activities:

Purchase of property and equipment	(13,949,000)	(27,690,000)

Proceeds from disposal of property and equipment	80,000	3,000

Purchase of investments, net	(9,379,000)	23,786,000

Costs of acquisitions	—	(35,000)

Net cash used in investing activities	(23,248,000)	(3,936,000)

Financing activities:

Borrowing (payment) under Senior Credit Facility	(10,000,000)	10,000,000

Principal payments on Fiber IRU	(8,620,000)	—

Proceeds from stock option exercises	116,000	188,000

Principal payments on capital leases	(3,948,000)	(1,592,000)

Principal payments on notes payable	—	(15,000)

Payments for deferred financing costs	(100,000)	—

Redemption of Senior Notes payable	(8,288,000)	—

Net cash provided by (used in) financing activities	(30,840,000)	8,581,000

Net increase (decrease) in cash and cash equivalents	(27,444,000)	14,134,000

Cash and cash equivalents:

Beginning of period	64,029,000	56,675,000

End of period	$36,585,000	$70,809,000

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$10,248,000	$10,234,000

Equipment purchased under capital lease obligations	$—	$1,962,000

See notes to these condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002

1.     Organization and Basis of Presentation:

         Pac-West Telecomm, Inc. (the Company) is a provider of integrated communications services in the western United States. The Company’s customers include Internet service providers (ISPs), small and medium-sized businesses and enhanced communications service providers, many of which are communications intensive users.

         These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods indicated, have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K.

         These unaudited condensed consolidated financial statements include the results of operations of Installnet, Inc. and two other related companies (collectively referred to as Installnet) since its acquisition in February 2000.

2.      Restructuring Charges:

         In June 2002, the Company approved a restructuring plan that contained additional business initiatives to those approved and announced in August 2001. These initiatives, which were intended to respond to continued unfavorable market conditions, included the closing of the Company’s switch facility in Colorado. In connection with such closing, the Company recorded a $9.3 million restructuring charge in the second quarter of 2002. Of this amount, $3.2 million related to the write-off of leasehold improvements and equipment, which could not be redeployed to other locations and, in management’s best estimate, had a fair market value of zero; $2.8 million related to circuit commitment obligations; and $3.2 million related to future rent payments due (assuming sublease income of zero) for the abandoned premise in Colorado which will be paid over the lease term, which ends in fiscal year 2010. In order to estimate rent expense related to this premise, and those premises discussed in the following paragraph, the Company made certain assumptions including; (1) the time period over which the premises would remain vacant, (2) sublease terms, and (3) estimated sublease rents. In the case of the Colorado switching facility, and the Utah switching facility described in the following paragraph, no sublease income was estimated due to the specialized nature of these facilities and current economic conditions. As of June 30, 2002, a remaining restructuring liability of $6.1 million, net of non-cash charges, related to this restructuring initiative is included in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheet.

         A summary of the restructuring charge recorded in the second quarter of June 30, 2002 is outlined as follows (unaudited):

			Restructuring Liability
	Total Expense	Non-Cash Charges	as of June 30, 2002

Write-off of leasehold improvements and equipment	$3,216,000	$3,216,000	$—

Rent expense for vacated premises	3,169,000	—	3,169,000

Circuit obligations	2,800,000		2,800,000

Other charges	119,000	—	119,000

	$9,304,000	$3,216,000	$6,088,000

         In August 2001, the Company approved and announced a restructuring plan which included suspension of its expansion plans in certain states, exiting of certain lower margin products and services, including residential resale and customer owned and maintained (COAM) equipment, and undertaking certain cost reduction initiatives. In addition to restructuring certain product offerings, the Company closed its switch facility in Utah, consolidated six sales offices, and completed a workforce reduction of approximately 200 employees as part of the restructuring initiative. As of June 30, 2002 and December 31, 2001, a remaining restructuring liability of $2.0 million and $2.5 million, respectively, is included in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

         A summary of the Company’s activities during the first six months of 2002 related to the restructuring charge recorded in 2001 is outlined as follows:

	Restructuring		Restructuring
	Liability as of		Liability as of
	Dec. 31, 2001	Cash Payments	June 30, 2002

Rent expense for vacated premises	2,147,000	457,000	1,690,000

Other charges	313,000	13,000	300,000

	$2,460,000	$470,000	$1,990,000

3.     Impairment of Long-Lived Assets:

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the carrying amount of its property and equipment when events or changes in business circumstances have occurred which indicate the carrying amount of such assets may not be fully recoverable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. During the second quarter of fiscal year 2002, as a result of continued significant negative industry and economic trends in certain of our markets outside of California, the Company determined that certain of its leasehold improvements, which could not be redeployed to other locations, had been impaired. During the second quarter of 2002, in accordance with SFAS No. 144, the Company recorded an impairment charge for the specific assets of $7.2 million.

4.     Gain on Redemption of Bonds:

         During the first quarter of 2002, the Company purchased from holders of its Senior Notes an aggregate of approximately $21 million principal amount of Senior Notes at a substantial discount to face value. The difference between the amount the Company paid to the holders of the Senior Notes and the face value of the amount retired and costs paid to outside parties to complete the transaction, was recorded as an extraordinary gain on early retirement of debt of $7.2 million, net of tax provision of $4.8 million in the first quarter of 2002. In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This

Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted and, in general, are to be applied prospectively. Accordingly, the Company has reclassified the extraordinary gain on early retirement of debt to gain on redemption of bonds for the six month period ended June 30, 2002.

5.     Revenue Recognition:

         The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery of the product or performance of the service has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Revenues from the sale of telecommunications products are recognized upon installation, or if no installation is required, upon shipment. Revenues for non-refundable up-front payments received for installation services are recognized as revenue ratably over the term of the service contracts, generally 36 months. Revenues from service access agreements are recognized as the service is provided, except for reciprocal compensation generated by calls placed to ISPs connected through the Company’s network. The right of competitive local exchange carriers (CLECs), such as the Company, to receive this type of compensation is the subject of numerous regulatory and legal challenges. Until this issue is ultimately resolved, the Company will continue to recognize reciprocal compensation as revenue when payment is received or when collectibility is reasonably assured.

6.      Short-Term Investments:

         All investments with an original maturity of greater than three months from the date of acquisition are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company classified these investments as available-for-sale and appropriately carried them at fair value. At June 30, 2002 and December 31, 2001, the Company had net unrealized losses on investments of $64,000 (unaudited) and $53,000, respectively, which are recorded as accumulated other comprehensive loss in the accompanying unaudited condensed consolidated balance sheets. Realized gains and losses are included in interest income in the accompanying condensed consolidated statements of operations.

7.      Property and Equipment:

         Property and equipment is stated at cost, which includes direct costs and capitalized interest, and is depreciated once placed in service using the straight-line method. Capitalized interest of $369,000 and $703,000 was recorded during the three month periods ended June 30, 2002 and 2001, respectively, and $465,000 and $1,273,000 was recorded during the six month periods ended June 30, 2002 and 2001, respectively. Depreciation expense of $10,128,000 and $7,801,000 was recorded during the three month periods ended June 30, 2002 and 2001, respectively, and $20,034,000 and $14,172,000 was recorded during the six month periods ended June 30, 2002 and 2001, respectively.

         Property and equipment as of June 30, 2002 and December 31, 2001 consist of the following:

	June 30,	December 31,
	2002	2001

	(Unaudited)

Network and other communications equipment	$173,637,000	$146,703,000

Equipment under capital leases	23,273,000	23,273,000

Office furniture	2,628,000	2,624,000

Business software and computer equipment	27,062,000	25,346,000

Vehicles	1,817,000	2,004,000

Leasehold improvements	19,032,000	30,149,000

Projects-in-progress	17,551,000	32,775,000

	265,000,000	262,874,000

Less: accumulated depreciation and amortization	80,578,000	61,838,000

Property and equipment, net	$184,422,000	$201,036,000

8.     Other Assets:

         As of June 30, 2002 and December 31, 2001, other assets, net, consist of the following:

	June 30,	December 31,
	2002	2001

	(Unaudited)

Deferred financing costs	$3,300,000	$4,148,000

Acquisition of lease rights	918,000	1,026,000

Long-term portion of deferred installation costs	384,000	448,000

Long-term portion of prepaid expenses and deposits	134,000	133,000

Employee receivable	105,000	105,000

	$4,841,000	$5,860,000

         Deferred financing costs primarily consist of capitalized amounts for underwriter fees, professional fees and other expenses related to the issuance and subsequent registration of the Senior Notes. Amortization of deferred financing costs for the three month periods ended June 30, 2002 and 2001 was $206,000 and $213,000, respectively, and was $432,000 and $426,000 for the six month periods ended June 30, 2002 and 2001, respectively. Amortization expense is included within interest expense in the accompanying unaudited condensed consolidated statements of operations. During the first quarter of 2002, the Company purchased from holders of its Senior Notes an aggregate of approximately $21 million principal amount of Senior Notes at a substantial discount to face value. In connection with this transaction, the Company wrote-off a portion of deferred financing costs associated with the Notes redeemed.

         During 1999, the Company purchased lease rights for additional space in its facility located in Los Angeles, CA. Amortization expense for this facility was $54,000 for each of the three month periods ended June 30, 2002 and 2001, and was $108,000 and $120,000 for the six month periods ended June 30, 2002 and 2001, respectively. These amounts are included within depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of operations.

9.     Other Accrued Liabilities:

         At June 30, 2002 and December 31, 2001, other accrued liabilities consist of the following:

	June 30,	December 31,
	2002	2001

	(Unaudited)

Taxes payable, collected from customers	$497,000	$361,000

Acquisition holdbacks	533,000	608,000

Deferred revenue	1,876,000	964,000

Accrued restructuring charges	8,078,000	2,460,000

Other	3,816,000	3,175,000

	$14,800,000	$7,568,000

10.     Income Taxes:

         The Company’s effective income tax rates for the three and six month periods ended June 30, 2002 and 2001 reflect the applicable federal and state statutory income tax rates. The effective income tax rates for the three and six month periods ended June 30, 2001 also include the tax impact of non-deductible amortization related to our acquisitions. For the three month periods ended June 30, 2002 and 2001, the Company’s effective income tax rate was 40% and 36%, respectively. For the six month periods ended June 30, 2002 and 2001, the Company’s effective income tax rate was 40% and 33%, respectively.

11.      Other Comprehensive Income (Loss):

         For the three month periods ended June 30, 2002 and 2001, there was $130,000 and $(684,000), respectively, of other comprehensive income (loss) pertaining to the net unrealized investment gains (losses). For the six month periods ended June 30, 2002 and 2001, there was $(11,000) and $(261,000), respectively, of other comprehensive loss pertaining to the net unrealized investment losses.

12.     Long-Term Debt and Capital Lease Obligations:

         On January 29, 1999, the Company issued $150,000,000 of Senior Notes at par. The Senior Notes bear interest at 13.5 percent per annum payable in semiannual installments due February 1st and August 1st, with all principal due in full on February 1, 2009. During the first quarter of 2002, the Company purchased from holders of its Senior Notes an aggregate of approximately $21 million principal amount of Senior Notes at a substantial discount to face value. As of June 30, 2002, the principal amount due on the Senior Notes is $129,274,000.

         The Company had a three-year senior credit facility which expired June 15, 2002, which provided for maximum borrowings of $40.0 million to finance working capital, the cost of capital purchases and other corporate transactions. In June 2001, the Company borrowed $10.0 million under the senior credit facility and classified the entire balance in current liabilities in the accompanying unaudited condensed consolidated balance sheet. On June 15, 2002, this amount was paid in full.

         In 2001 and 2000, the Company had a lease facility used exclusively for the acquisition of networking products and services manufactured by Cisco Systems, Inc. Equipment financed under this facility is leased for a term of 36 months at which time the Company may purchase the equipment at fair market value. Purchases of networking products under this facility of $23.3 million have been accounted for as a capital lease. During the three month periods ended June 30, 2002 and 2001, the Company made principal payments and recorded depreciation expense of approximately $2.0 million and $1.6 million, respectively under this lease facility. During the six month period ended June 30, 2002 and 2001, the Company made principal payments and recorded depreciation expense of approximately $3.9 million and $1.6 million, respectively, under this lease facility. As of June 30, 2002, the Company has future obligations, excluding interest, of $14.1 million that will be paid over the remaining term of this lease facility.

13.     Commitments and Contingencies:

Purchase Commitments:

         The Company purchases its switching equipment and products from several suppliers. During the normal course of business, the Company may enter into agreements with certain of its suppliers, which allow these suppliers to procure equipment or inventory based upon criteria as defined by the Company. As of June 30, 2002, the Company did not enter into any material future commitments to purchase equipment or inventory from any of its vendors.

         On June 30, 2000, the Company entered into an Indefeasible Right of Use (IRU) agreement with Qwest Communications (Qwest) to acquire rights of use of dedicated fiber optics circuits of OC-48 capacity connecting major metropolitan areas in California. The IRU agreement is for a term of 20 years and includes bargain purchase options at the end of the term. The total cost of the IRU is approximately $23.0 million of which $5.8 million was paid on July 28, 2000. During the second quarter of 2002, the Company amended the IRU Agreement with Qwest and in accordance with the new agreement, paid Qwest $8.6 million on May 15, 2002. The balance of $8.6 million consists of two principal payments of $4.4 million and $4.2 million each, which are due and payable on December 15, 2002 and May 15, 2003, respectively. The payment due May 15, 2003 accrues interest at a variable rate equal to the Prime Rate plus 2% per annum. The IRU is included in network and other communications equipment as of June 30, 2002 and included in projects-in-progress as of December 31, 2001. The balance of $8.6 million and $17.2 million payable to Qwest as of June 30, 2002 and December 31, 2001, respectively, is classified as Fiber IRU liability in the accompanying unaudited condensed consolidated balance sheets.

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

         Various ILECs have alleged, and are continuing to allege, that calls made to an ISP are not local calls, and, as a result, compensation for terminating such calls is not covered by the interconnection agreements.

         The Company is a party to various legal proceedings, including those with SBC Communications, Inc. (SBC), formerly known as Pacific Bell, and Verizon, formerly known as GTE, before the California Public Utilities Commission (CPUC) and those with Nevada Bell before the Public Utilities Commission of Nevada, relating to reciprocal compensation payment and other interconnection agreement issues. Any of these proceedings may change the rate the Company may charge an interconnecting carrier for the use of the Company’s network.

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

         In the later half of 2001, Verizon took the position that it had properly implemented the FCC’s Order on Remand, and that this unilateral action modified the current interconnection agreement between the Company and Verizon. Accordingly, Verizon withheld payment of portions of invoices submitted by the Company for calls after June 13, 2001. The Company disputed this assertion. In August 2001, Pac-West filed a motion with the CPUC pursuant to the dispute resolution provisions of its interconnection agreement with Verizon requesting a ruling that Verizon’s actions violated the agreement. On September 27, 2001, the administrative law judge issued a ruling in favor of Pac-West, ordering Verizon to cease such withholding and make all payments called for under the agreement. Verizon appealed this ruling to the full CPUC. On January 23, 2002, the full Commission upheld the Ruling of the Administrative Law Judge in its entirety, and ordered Verizon to pay all disputed amounts, plus interest, within three business days. On January 28, 2002, Verizon made payment of withheld amounts to the Company of $4.8 million. SBC has not implemented the FCC Order on Remand in California, but has informed the Company that it reserves the right to do so.

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

         The initial term of the Company’s 1999 interconnection agreement with SBC has expired, and it now remains in effect until the replacement agreement becomes effective as a result of negotiation by the parties or arbitration of its terms by the CPUC. After lengthy negotiations, on March 29, 2002, SBC filed with the CPUC an application for arbitration of unresolved issues concerning the replacement agreement. One of these issues is the SBC proposal to assess charges on certain calls originated by its customers and delivered to the Company for termination to a customer of the Company. These charges would offset or exceed in many instances the reciprocal compensation received by the Company for terminating such calls. On April 23, 2002, the Company filed its response to SBC’s application, contested the implementation of such charges, and proposed that the Company be permitted to impose additional charges on SBC. The arbitration process has recently commenced, and it is not possible at this time to determine the outcome of this proceeding. The CPUC may lower the reciprocal compensation rates for all carriers exchanging traffic with SBC, if the CPUC modifies rates for unbundled network elements (UNEs).

         On May 16, 2002, the California Public Utilities Commission implemented a UNE pricing structure for local traffic exchanged with SBC in California. A regulatory hearing is underway to determine the appropriate rate elements and costs for interconnecting local traffic between carriers in the state of California. This resulted in approximately $3.1 million of reduced revenue recorded by the Company during the second quarter of 2002 pending regulatory clarity and a finalized interconnection agreement.

         Similar negotiations with Verizon California concerning its interconnection agreement with the Company are ongoing, and the Company expects that a similar CPUC arbitration process will ensue. Verizon has also proposed the imposition of new handling charges similar to those proposed by SBC. Verizon has proposed that when a replacing agreement is approved by the CPUC, the FCC’s rates for ISP bound traffic should apply retroactive to April 13, 2002. The eventual outcome of this expected proceeding cannot be determined at this time.

Other Legal Proceedings

         On December 6, 2001, a complaint captioned Krim v Pac-West Telecomm, Inc., et. al., Civil Action No. 01-CV-11217, was filed in United States District Court for the Southern District of New York against the Company, and certain executive officers, and various underwriters in connection with our initial public offering. An amended complaint was filed on April 19, 2002. The plaintiffs allege undisclosed improper underwriting practices concerning the allocation of shares of the Company’s common stock in exchange for excessive brokerage commissions or agreements to purchase shares at higher prices in the aftermarket, in violation of Section 11 of the Securities Act of 1933. The complaint also includes a claim for securities fraud under Section 10(b) of the Securities Exchange Act of 1934 against underwriters only. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The complaint against the Company seeks unspecified damages on behalf of a purported class of purchasers of its common stock. Management believes that the plaintiff’s claims against the Company are without merit and is defending the case vigorously utilizing experienced counsel retained by a number of issuers and individual defendants in the cases in order to syndicate cost of defense as to common issues. The cost of defense is bourn by insurance. Motions to dismiss have been filed, briefed and are pending on behalf of Issuers, including the Company. Insurance coverage exists for most of the claims against the Company asserted to date against the Company and the Company may have indemnification rights against its underwriters depending on the outcome of the case as against those underwriters.

         From time to time, Pac-West Telecomm, Inc. is a party to litigation that arises in the ordinary course of business. The Company believes that the resolution of this litigation and any other litigation the Company may be involved with in the ordinary course of business, will not materially harm its business, financial condition or results of operations.

14.     Loss Per Share:

         For the three and six month periods ended June 30, 2002 and 2001, dilutive securities were antidilutive, as they decreased the loss for this period. Accordingly, options to purchase 40,777 and 793,808 shares were excluded from the diluted net loss per share calculation for the three month periods ended June 30, 2002 and 2001, respectively, and options to purchase 48,614 and 1,046,011 shares were excluded from the calculation for the six month periods ended June 30, 2002 and 2001, respectively.

         Basic and diluted net loss per share for the three and six month periods ended June 30, 2002 and 2001 has been determined as follows:

	Three Months Ended	Three Months Ended
	June 30, 2002	June 30, 2001

	(Unaudited)	(Unaudited)

Net loss available to common shareholders	$(13,388,000)	$(3,624,000)

Basic and diluted weighted average shares outstanding	36,279,184	36,020,844

Net loss available to common shareholders	$(0.37)	$(0.10)

	Six Months Ended	Six Months Ended
	June 30, 2002	June 30, 2001

	(Unaudited)	(Unaudited)

Net loss available to common shareholders	$(6,004,000)	$(4,109,000)

Basic and diluted weighted average shares outstanding	36,208,866	36,010,986

Net loss available to common shareholders	$(0.17)	$(0.11)

15.     Other Recent Pronouncements:

         In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted and, in general, are to be applied prospectively. As discussed in Note 4, the Company adopted SFAS No. 145 with effect from April 2002 and has reclassified its extraordinary gain on early retirement of debt recognized in the first quarter of 2002 to gain on redemption of bonds for the six month period ended June 30, 2002.

         In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the accounting for exit and disposal activities under EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity,” by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, however earlier adoption is encouraged. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146. The Company does not anticipate the adoption of this statement to significantly impact its financial position, results of operations and cash flows.

16.      Segment Reporting

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

         The following tables present consolidated revenues by service type:

	Three Month Periods Ended

	June 30, 2002	June 30, 2001

	(Unaudited)

Local services	$32,225,000	$29,224,000

Long distance service	3,310,000	3,490,000

Dedicated transport services	2,445,000	2,432,000

Product and services	131,000	2,468,000

Other	388,000	548,000

	$38,499,000	$38,162,000

	Six Month Periods Ended

	June 30, 2002	June 30, 2001

	(Unaudited)

Local services	$69,010,000	$59,771,000

Long distance service	6,686,000	7,126,000

Dedicated transport services	4,755,000	4,779,000

Product and services	370,000	5,471,000

Other	770,000	1,076,000

	$81,591,000	$78,223,000

17.    Related Party Transactions:

         The Company’s investments are maintained by professional asset management firms. A portion of the Company’s short-term investments are maintained by a professional asset management firm where one of the firm’s principals is related to an executive officer of the Company.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

         Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks, and as a result, our actual results may differ materially from those discussed here. These uncertainties and risks include among others, that our restructuring plans, which were approved in the third quarter of 2001 and in the second quarter of 2002, are adequate to provide positive cash flows; our ability to raise sufficient additional capital, if required, on acceptable terms and on a timely basis; receipt of full and timely payments from our customers; the successful execution of our expansion activities into new geographic markets on a timely and cost-effective basis; the pace at which new competitors enter our existing and planned markets; competitive responses of the Incumbent Local Exchange Carriers; execution of interconnection agreements with Incumbent Local Exchange Carriers on terms satisfactory to us; maintenance of our supply agreements for transmission facilities; continued acceptance of our services by new and existing customers; the outcome of legal and regulatory proceedings regarding reciprocal compensation for Internet-related calls and certain of our product offerings; the ability to attract and retain talented employees; the effective management of our working capital including investments, accounts receivables and inventory; replacements or upgrades of our technology and equipment that becomes obsolete; prevention of interruption of services from system failures or power outages; and our ability to successfully access markets, install switching electronics, and obtain the use of leased fiber transport facilities and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as regulatory, legislative and judicial developments that could cause actual results to differ materially from the future results indicated, expressed, or implied, in such forward-looking statements. These and other factors are discussed in our Prospectus dated November 3, 1999, and in our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission (SEC).

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

         For the three month periods ended June 30, 2002 and 2001, recognizing compensation from other communications companies for completing their customers’ calls only to the extent such compensation was actually received or when collectibility was reasonably assured, we had net revenues of approximately $38.5 million and $38.2 million, respectively, adjusted EBITDA (earnings before interest, net, income taxes, depreciation and amortization, excluding restructuring and impairment charges, gain on redemption of bonds, and income or loss on asset dispositions) of approximately $8.3 million and $6.1 million, respectively, and net losses of $13.4 million (including $16.5 million of restructuring and impairment charges) and $3.6 million, respectively. For the six month periods ended June 30, 2002 and 2001, we had net revenues of approximately $81.6 million and $78.2 million, respectively, adjusted EBITDA of approximately $23.3 million and $16.3 million, respectively, and net losses of $6.0 million (including restructuring and impairment charges and a gain on redemption of bonds) and $4.1 million, respectively.

         As of June 30, 2002, we had 320,042 total DS0 equivalent lines in service, a 36% increase from lines in service as of June 30, 2001. Total DS0 equivalent lines in service include wholesale and on-network retail DS0 line equivalents. In response to technology and network design evolution toward increased data and VoIP standards, in the fourth quarter of 2001 the Company retroactively adjusted its line counting methodology to adopt industry standard bandwidth based measurement of lines in DS0 equivalents. The Company has also segregated small to medium-size lines into on-network and off-network components as related to the Company’s decision to exit a number of off-network lines of business. For the quarter ended June 30, 2002, our minutes of use were 7.7 billion, an increase of 22% over the second quarter of 2001. For the six month period ended June 30, 2002, our minutes of use were 15.4 billion, an increase of 19% over the six month period ended June 30, 2001.

         During the third quarter of 2001 the Company evaluated the carrying amount of its enterprise-level costs in excess of net assets of acquired businesses (goodwill) as a result of the Company’s modified business plan, which was approved and announced during this time. The Company’s evaluation of goodwill was based on an estimate of its fair value using estimated discounted future cash flows. This evaluation indicated that the carrying amount of the goodwill was impaired, and as a result, the Company recorded an impairment charge of $16.8 million in the third quarter of 2001. As of August 1, 2001, when the Company determined the goodwill was impaired, the Company discontinued amortizing the related goodwill and wrote-off the remaining unamortized amount. The Company recorded $0.8 million and $1.7 million of goodwill amortization for the three and six month periods ended June 30, 2001, respectively.

         In June 2002, the Company approved a restructuring plan that contained additional business initiatives to those approved and announced in August 2001. These initiatives, which were intended to respond to continued unfavorable market conditions, included the closing of the Company’s switch facility in Colorado. In connection with such closing, the Company recorded a $9.3 million restructuring charge in the second quarter of 2002. Of this amount, $3.2 million related to the write-off of leasehold improvements and equipment, which could not be redeployed to other locations and, in management’s best estimate, had a fair market value of zero; $2.8 million related to circuit commitment obligations; and $3.2 million related to future rent payments due (assuming sublease income of zero) for the abandoned premise in Colorado, which will be paid over the respective lease term which ends in fiscal year 2010. In order to estimate rent expense, the Company made certain assumptions related to this abandoned premise including: (1) the time period over which the premise would remain vacant, (2) sublease terms, and (3) estimated sublease rents. Due to the specialized nature of the switch facility and current economic conditions, no sublease income was estimated. As of June 30, 2002, a remaining restructuring liability of $6.1 million, net of non-cash charges, related to this restructuring initiative is included in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheet. The Company anticipates operating and selling, general and administrative savings of approximately $0.5 million per quarter from the implementation of this restructuring plan.

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the carrying amount of its property and equipment when events or changes in business circumstances have occurred which indicate the carrying amount of such assets may not be fully recoverable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. During the second quarter of fiscal year 2002, as a result of continued significant negative industry and economic trends in certain of our markets outside of California, the Company determined that certain of its leasehold improvements, which could not be redeployed to other locations had been impaired. During the second quarter of 2002, in accordance with SFAS No. 144, the Company recorded an impairment charge for the specific assets of $7.2 million.

         During the first quarter of 2002, we purchased from holders of our Senior Notes an aggregate of approximately $21 million principal amount of Senior Notes at a substantial discount to face value. The difference between the amount we paid to the holders of our Senior Notes and the face value of the amount retired, net of income taxes of $4.8 million and costs paid to outside parties to complete the transaction, was recorded as an extraordinary item - gain on early retirement of debt of $7.2 million. In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted and, in general, are to be applied prospectively. Accordingly, the Company has reclassified the extraordinary gain on early retirement of debt to gain on redemption of bonds for the six month period ended June 30, 2002. We are reviewing all of our debt obligations and are considering various alternatives to continue to reduce such obligations, including, among other things, the purchase of additional

Senior Notes. The manner, volume and timing of any such purchases, if any, would depend on then current market conditions for our Senior Notes.

         On May 28, 2002, our common stock ceased being quoted on the Nasdaq National Market and began being quoted on the Nasdaq SmallCap Market. We applied for listing on the Nasdaq SmallCap Market in connection with the probable delisting of our common stock from the Nasdaq National Market system as a result of our common stock not meeting the Nasdaq’s minimum bid price requirement. To regain compliance with this requirement, the minimum closing bid price of our stock must have closed at $1.00 or above per share for a period of 10 consecutive business days. The bid price for our common stock has not closed above $1.00 per share since August 6, 2001. As a result of our listing on the Nasdaq SmallCap Market, we have been afforded an additional 180 calendar days from May 15, 2002 to regain compliance with the Nasdaq’s minimum closing bid price requirement. At the end of this 180 day calendar period, if we are still not in compliance with the Nasdaq’s minimum bid price requirements, we may be afforded another 180 calendar days provided that we meet other listing requirements, before we are delisted from the Nasdaq SmallCap Market.

         If we are delisted from the Nasdaq SmallCap Market, there may be a further reduction in the liquidity of the market for our common stock, which may cause a material adverse effect on the price of our common stock. Delisting could reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they could have done in the past. This lack of liquidity would make it more difficult for us to raise capital in the future. Although we are working to comply with all continued listing requirements of Nasdaq, there can be no assurance that we will be able to satisfy such requirements.

Factors Affecting Operations:

         Revenues. We derive our revenues from monthly recurring charges, usage charges, amortization of initial non-recurring charges and telephone equipment sales and service. Monthly recurring charges include the fees paid by customers for lines in service and additional features on those lines, as well as equipment collocation services. Usage charges consist of fees paid by end users for each call made, fees paid by incumbent local exchange carriers as reciprocal compensation for completion of their customers’ calls through Pac-West, and access charges paid by carriers for long distance traffic terminated by Pac-West. Initial non-recurring charges are paid by end users, if applicable, for the initiation of our service. Initial non-recurring charges include payments received for installation services. These payments, and related costs up to the amount of revenues, are recognized as revenue and expense ratably over the term of the service contracts, generally 36 months.

         A substantial portion of our revenues is derived from reciprocal compensation paid by incumbent local exchange carriers with which we have interconnection agreements. For the quarters ended June 30, 2002 and 2001, recorded reciprocal compensation accounted for approximately 42% and 41%, respectively, of our revenues. For the six month periods ended June 30, 2002 and 2001, recorded reciprocal compensation accounted for approximately 48% and 40%, respectively, of our revenues. Reciprocal compensation revenue recorded in the first six months of 2002 includes a payment of $4.8 million received from Verizon, formerly known as GTE.

         From June through December of 2001, Verizon California withheld certain reciprocal compensation payments on the basis that the amounts invoiced by the Company exceeded the amounts permissible under an order of the Federal Communications Commission (FCC) which permitted incumbent local exchange carriers to adopt a plan, on a statewide basis, containing such reduced rates. The Company contested Verizon’s withholdings before the California Public Utilities Commission, and on January 23, 2002, the California Public Utilities Commission ordered Verizon to pay all such withheld of approximately $4.8 million, plus interest. While, until the third quarter of 2001, the incumbent local exchange carriers have otherwise been paying the full amount of our reciprocal compensation billings since the latter half of 1999, some of these payments may be subject to a reservation of rights to appeal, contest or seek subsequent reimbursement of amounts previously paid by them for reciprocal compensation.

         On May 16, 2002, the California Public Utilities Commission implemented a UNE (Unbundled Network Element) pricing structure for local traffic exchanged with SBC in California. A regulatory hearing is underway to determine the appropriate rate elements and costs for interconnecting local traffic between carriers in the state of California.

This resulted in approximately $3.1 million of reduced revenues recorded by the Company during the second quarter of 2002 pending regulatory clarity and a finalized interconnection agreement.

         We expect that reciprocal compensation will continue to represent a significant portion of our revenues in the future, however, recorded reciprocal compensation as a percentage of revenues is expected to decline. We are currently negotiating and implementing new interconnection agreements and the terms including reciprocal compensation. The per minute reciprocal compensation rate we receive from SBC Communications, Inc. (SBC), formerly known as Pacific Bell, under our current agreement is significantly lower than it was under our previous agreement. Based on current market conditions, we expect the per minute reciprocal compensation rate could decline from historic rates under interconnection agreements in the future. Further, as discussed in Note 13 to the accompanying unaudited condensed consolidated financial statements, to the extent that the April 27, 2001 Federal regime for intercarrier compensation for ISP-bound traffic applies to the Company and is adopted by incumbent local exchange carriers exchanging traffic with the Company, reciprocal compensation or intercarrier compensation rates will decline. It is not possible to estimate the impact of the April 27, 2001 FCC regime at this time because the Federal regime does not alter existing contracts except to the extent that they incorporate changes of federal law, and because adoption of the Federal regime is within the discretion of the incumbent local exchange carrier exchanging traffic with competitive local exchange carriers on a state-by-state basis. In addition, the rules are the subject of petitions for reconsideration before the FCC and appeals to the U.S. Court of Appeals for the District of Columbia Circuit. In the event an incumbent local exchange carrier determines not to adopt the Federal regime, the incumbent local exchange carrier must pay the same rate for Internet service provider-bound traffic as for calls subject to reciprocal compensation. We cannot predict the impact of the FCC’s and the Court’s ruling on existing state decisions, the outcome of pending appeals or future litigation on this issue.

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

Quarterly Operating and Statistical Data:

         The following tables summarize the results of operations as a percentage of revenues for the three and six month periods ended June 30, 2002 and 2001. Revenues for the six month period ended 2002 include a payment received in the first quarter in connection with previously withheld reciprocal compensation of $4.8 million. The following data should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report:

	Three Month Periods Ended June 30,

	2002	2001

Consolidated Statements of Operations Data:	(unaudited)

Revenue	100.0%	100.0%

Costs of sales and operating expenses	36.4%	37.2%

Selling, general and administrative expenses	42.0%	46.7%

Depreciation and amortization expenses	26.4%	22.8%

Restructuring and impairment charges	42.7%	—

Loss from operations	(47.6)%	(6.7)%

Net loss	(34.8)%	(9.5)%

	Six Month Periods Ended June 30,

	2002	2001

Consolidated Statements of Operations Data:	(unaudited)

Revenue	100.0%	100.0%

Costs of sales and operating expenses	34.0%	34.3%

Selling, general and administrative expenses	37.4%	44.8%

Depreciation and amortization expenses	24.7%	20.4%

Restructuring and impairment charges	20.2%	—

Income (loss) from operations	(16.3)%	0.5%

Net loss	(7.4)%	(5.3)%

         The following table sets forth unaudited statistical data for each of the specified quarters of 2001 and 2002. The operating and statistical data for any quarter are not necessarily indicative of results for any future period. Lines sold to date and lines in service to date for all quarters in the table below have been adjusted as discussed above in “—Overview”.

	Quarter Ended

	2001			2002

	Jun. 30	Sept. 30	Dec. 31	Mar. 31	Jun. 30

	(Unaudited)

Ports equipped	672,000	672,000	652,800	768,000	944,644

Lines sold to date	249,368	253,434	240,053	322,939	323,249

Wholesale DS0 equivalent lines in service	199,975	202,801	193,266	214,145	271,802

Retail DS0 equivalent lines in service	36,218	39,650	41,978	43,461	48,240

Total DS0 equivalent lines in service	236,193	242,451	235,244	257,606	320,042

Quarterly minutes of use switched (in millions)	6,290	6,436	7,286	7,714	7,656

Capital expenditures (in thousands)	$9,504	$5,092	$2,406	$7,488	$6,461

Employees	645	428	407	402	406

Three Month Period Ended June 30, 2002 Compared to the Three Month Period Ended June 30, 2001:

         Consolidated revenues for the three month period ended June 30, 2002 increased $0.3 million to $38.5 million from $38.2 million for the same period ended in 2001. The increase in revenues was primarily attributed to an increase of $1.0 million and $0.4 million in recurring charges and installation charges billed directly to wholesale markets and business customers, respectively, an increase of $1.2 million in switched access charges, and a decrease of $2.3 million in product and service revenues related to discontinued sales of COAM (customer owned and maintained) equipment. Revenues from paid local interconnection charges, or reciprocal compensation, remained fairly flat between periods. Although the number of minutes billed subject to reciprocal compensation revenues, in accordance with interconnection agreements the Company has with various carriers, increased 22% during the three month period ended June 30, 2002 from the same period ended June 30, 2001, this increase was offset by amounts withheld by SBC during the second quarter pending regulatory clarity and a finalized interconnection agreement. These revenues were not recognized during the second quarter of 2002 due to the uncertainty of collection. Revenues from dedicated transport services and local and long distance services also remained fairly constant between periods.

         Direct billings to our wholesale customers increased $1.0 million, or 10%, during the three month period ended June 30, 2002 from the same period ended June 30, 2001. As of June 30, 2002, lines in service to this market were 271,802 compared to 199,975 lines at June 30, 2001, a net increase of 36%. A significant portion of this line growth is related to one customer.

         Direct billings to small and medium-sized business customers also increased from June 30, 2001 generating $0.4 million, or 16%, in additional revenue during the quarter ended June 30, 2002. As of June 30, 2002 lines in service to our retail market increased from 36,218 lines at June 30, 2001 to 48,240 lines at June 30, 2002, an increase of 33%.

         Revenues recorded from switched access charges increased $1.2 million, or 92%, for the three month period ended June 30, 2002, from the same period ended in 2001 primarily as a result of payments from customers who had previously delayed making payments to us. The Company did not record these revenues in prior periods, as collectibility of these delayed payments was not reasonably assured.

         The Company elected to discontinue certain low-margin products and services such as COAM equipment, residential resale and digital subscriber lines (DSL) and concentrate efforts in developing next generation offerings. This decision to discontinue low-margin products and services resulted in decreased revenues from product and service offerings of $2.3 million, or 95%, in the second quarter of 2002 compared to the same period ended 2001.

         Our consolidated operating costs for the three month period ended June 30, 2002 decreased $0.2 million to $14.0 million from $14.2 million for the corresponding period in 2001. Although the Company continues to expand its network in response to a higher level of telecommunications activity, the Company’s operating costs for the three month period ended June 30, 2002 have declined from the same period ended June 30, 2001 as a result of implementation of our restructuring plan announced and implemented in the third quarter of 2001. During the second quarter of 2002, these cost savings were partially offset by a provision for obsolete inventory primarily associated with the Company’s exit from low-margin products and services discussed above.

         Our consolidated selling, general and administrative expenses for the three month period ended June 30, 2002 decreased $1.6 million to $16.2 million from $17.8 million for the corresponding period in 2001. In 2000 and 2001, we incurred significant selling and marketing costs in connection with our anticipated efforts to expand our operations and establish ourselves in markets before switches became operational and generated revenues. As a result of normal attrition and the workforce reduction implemented in connection with our restructuring initiatives approved and announced in the third quarter of 2001, our headcount as of June 30, 2002 was 406 as compared to 645 as of June 30, 2001. The workforce reduction resulted in selling, general and administrative savings of approximately $1.0 million per month. Partially offsetting these cost savings, however, were additional legal expenses incurred in connection with the Company’s efforts to defend its position on various reciprocal compensation proceedings described above in “—Factors Affecting Operations.” Selling, general and administrative expenses were 42% and 47% of revenues for the three month periods ended June 30, 2002 and 2001, respectively.

         Our consolidated depreciation and amortization expense for the three month period ended June 30, 2002 increased $1.5 million to $10.2 million, from $8.7 million for the same period in 2001. Depreciation and amortization as a percentage of revenues increased to 26% for the quarter ended June 30, 2002 from 23% from the same period ended 2001. The increase in depreciation and amortization expense is primarily due to additional depreciation expense incurred on purchases of equipment placed in service since June 30, 2001. During the twelve month period ended June 30, 2002 the Company acquired an additional $21.4 million of property and equipment.

         In June 2002, the Company approved a restructuring plan that contained additional business initiatives to those approved and announced in August 2001. These initiatives, which were intended to respond to continued unfavorable market conditions, included closing of the Company’s switch facility in Colorado. In connection with this closing, the Company recorded a $9.3 million restructuring charge in the second quarter of 2002. Of this amount, $3.2 million related to the write-off of leasehold improvements and equipment, which could not be redeployed to other locations and, in management’s best estimate, had a fair market value of zero; $2.8 million related to circuit commitment obligations; and $3.2 million related to future rent payments due (assuming sublease income of zero) for the abandoned premise in Colorado which will be paid over the respective lease term which ends in fiscal year 2010. In order to estimate rent expense related to this premise the Company made certain assumptions including; (1) the time period over which the premise would remain vacant, (2)

sublease terms, and (3) estimated sublease rents. No sublease income was estimated for the Colorado switching facility due to its specialized nature and current economic conditions. As of June 30, 2002, a remaining restructuring liability of $6.1 million, net of non-cash charges, related to this restructuring initiative is included in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheet.

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the carrying amount of its property and equipment when events or changes in business circumstances have occurred which indicate the carrying amount of such assets may not be fully recoverable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. During the second quarter of fiscal year 2002, as a result of continued significant negative industry and economic trends in certain of our markets outside of California, the Company determined that certain of its leasehold improvements, which could not be redeployed to other locations had been impaired. During the second quarter of 2002, in accordance with SFAS No. 144, the Company recorded an impairment charge for the specific assets of $7.2 million.

         Our consolidated interest expense for the three month periods ended June 30, 2002 and 2001 was $4.4 million and $4.7 million, respectively. Interest expense is net of capitalized interest. Interest expense over these two periods is primarily related to our Senior Notes issued on January 29, 1999, including amortization of related deferred financing costs associated with the offering over a period of ten years. As a result of purchasing from holders of our Senior Notes an aggregate of approximately $21 million principal amount of Senior Notes during the first quarter of 2002, further described below, interest expense declined between quarters. During the three month period ended June 20, 2002 and 2001, the Company capitalized interest of $0.4 million and $0.7 million, respectively.

         The Company’s effective income tax rates for the three month periods ended June 30, 2002 and 2001 reflect the applicable Federal and state statutory income tax rates. The effective income tax rates for the three month period ended June 30, 2001 also includes the tax impact of non-deductible amortization related to our acquisitions. For the three month periods ended June 30, 2002 and 2001, the Company’s effective income tax rate was 40% and 36%, respectively.

Six Month Period Ended June 30, 2002 Compared to the Six Month Period Ended June 30, 2001:

         Consolidated revenues for the six month period ended June 30, 2002 increased $3.4 million to $81.6 million from $78.2 million for the same period ended in 2001. The increase in revenues was primarily attributed to an increase of $6.8 million in local interconnection revenues, an increase of $1.2 million and $1.0 million in charges billed directly to wholesale markets and business customers, respectively, a decrease of $0.4 million in local and long distance usage revenues and a decrease of $5.1 million in product and service revenues related to discontinued sales of COAM equipment. Revenues recorded from switched access line charges remained fairly flat between periods.

         From June through December of 2001, Verizon California withheld certain reciprocal compensation payments on the basis that the amounts invoiced by the Company exceeded the amounts permissible under an order of the FCC which permitted incumbent local exchange carriers to adopt a plan, on a statewide basis, containing such reduced rates. The Company contested Verizon’s withholdings before the California Public Utilities Commission, and on January 23, 2002, the California Public Utilities Commission ordered Verizon to pay all such withheld amounts, which totaled approximately $4.8 million, plus interest. This amount was included in revenues when received in the first quarter of 2002. Additionally, while the number of inbound local calls remained fairly flat, the minutes subject to reciprocal compensation revenues in accordance with interconnection agreements increased 19% during the six month period ended June 30, 2002 over the same period ended 2001. The effect of the increase in minutes combined with the payment received from Verizon in the first quarter of 2002, partially offset by amounts withheld by SBC during the second quarter pending regulatory clarity and a finalized interconnection agreement, resulted in a $6.8 million, or 21%, increase in paid interconnection revenues for the six month period ended June 30, 2002 over the corresponding period in 2001.

         Direct billings to our wholesale customers increased $1.2 million, or 6%, during the six month period ended June 30, 2002 from the same period ended June 30, 2001. As of June 30, 2002, lines in service to this market were 271,802 compared to 199,975 lines at June 30, 2001, an increase of 36%. A significant portion of this line growth is related to one customer.

         Direct billings to small and medium-sized business customers also increased from the six month period ended June 30, 2001 generating $1.0 million, or 20%, in additional revenue during the six month period ended June 30, 2002. As of June 30, 2002 lines in service to our retail market increased from 36,218 lines at June 30, 2001 to 48,240 lines at June 30, 2002, an increase of 33%.

         Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased $0.4 million during the six month period ended June 30, 2002 from the same period ended in 2001. Although total minutes billed to customers increased between periods, the average rate per minute charged to customers was lower during the first six months of 2002 than it was in the same period ended in 2001 as a result of competitive pricing pressures experienced in the marketplace.

         The Company elected to discontinue certain low-margin products and services such as COAM equipment, residential resale and DSL and concentrate efforts in developing next generation offerings. This decision to discontinue low-margin products and services resulted in decreased revenues from product and service offerings of $5.1 million, or 93%, in the first six months of 2002 compared to the same period ended 2001.

         Our consolidated operating costs for the six month period ended June 30, 2002 increased $1.0 million to $27.8 million from $26.8 million for the corresponding period in 2001. The increase in operating costs was primarily due to an increase in network operations associated with a higher level of telecommunications activity combined with a provision for obsolete inventory primarily associated with the Company’s exit from low-margin products and services discussed above. These increased costs were partially offset by cost savings recognized as a result of implementation of our restructuring plan announced in the third quarter of 2001.

         Our consolidated selling, general and administrative expenses for the six month period ended June 30, 2002 decreased $4.5 million to $30.5 million from $35.0 million for the corresponding period in 2001. In 2000 and 2001, we incurred significant selling and marketing costs in connection with our anticipated efforts to expand our operations and establish ourselves in markets before switches became operational and generated revenues. However, as a result of normal attrition and the workforce reduction identified in our restructuring initiatives announced in August 2001, our headcount as of June 30, 2002 was 406 as compared to 645 as of June 30, 2001. The workforce reduction resulted in selling, general and administrative savings of approximately $1.0 million per month. Partially offsetting these cost savings, however, were additional legal expenses incurred in connection with the Company’s efforts to defend its position on various reciprocal compensation proceedings described above in “—Factors Affecting Operations.” Selling, general and administrative expenses were 37% and 45% of revenues for the six month periods ended June 30, 2002 and 2001, respectively.

         Our consolidated depreciation and amortization expense for the six month period ended June 30, 2002 increased $4.1 million to $20.1 million from $16.0 million for the same period in 2001. Depreciation and amortization as a percentage of revenues increased to 25% for the six month period ended June 30, 2002 from 20% from the same period ended 2001. The increase in depreciation and amortization expense is primarily due to additional depreciation expense incurred on purchases of equipment placed in use between periods. During the twelve month period ended June 30, 2002 the Company acquired an additional $21.4 million of property and equipment.

         In June 2002, the Company approved a restructuring plan that contained additional business initiatives to those approved and announced in August 2001. These initiatives, which were intended to respond to continued unfavorable market conditions, included closing of the Company’s switch facility in Colorado. In connection with this closing, the Company recorded a $9.3 million restructuring charge in the second quarter of 2002. Of this amount, $3.2 million related to the write-off of leasehold improvements and equipment, which could not be redeployed to other locations and, in management’s best estimate, had a fair market value of zero; $2.8 million related to circuit commitment obligations; and $3.2 million related to future rent payments due (assuming sublease income zero) for the abandoned premise in Colorado which will be paid over the respective lease term which ends in fiscal year 2010. In order to estimate rent expense related to this premise the Company made certain assumptions including; (1) the time period over which the premise would remain vacant, (2) sublease terms, and (3) estimated sublease rents. No sublease income was estimated for the Colorado switching facility due to its specialized nature and current economic conditions. As of June 30, 2002, a remaining restructuring liability of $6.1 million, net of non-cash charges, related to this restructuring initiative is included in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheet.

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the carrying amount of its property and equipment when events or changes in business circumstances have occurred which indicate the carrying amount of such assets may not be fully recoverable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. During the second quarter of fiscal year 2002, as a result of continued significant negative industry and economic trends in certain of our markets outside of California, the Company determined that certain of its leasehold improvements, which could not be redeployed to other locations had been impaired. During the second quarter of 2002, in accordance with SFAS No. 144, the Company recorded an impairment charge for the specific assets of $7.2 million.

         During the first quarter of 2002, the Company purchased from holders of its Senior Notes an aggregate of approximately $21 million principal amount of Senior Notes at a substantial discount to face value. The difference between the amount the Company paid to the holders of the Senior Notes and the face value of the amount retired and costs paid to outside parties to complete the transaction, was recorded as a gain on redemption of bonds of $11.9 million.

         Our consolidated interest expense for the six month periods ended June 30, 2002 and 2001 was $9.5 million and $9.4 million, respectively. Interest expense is net of capitalized interest. Interest expense over these two periods is primarily related to our Senior Notes issued on January 29, 1999, including amortization of related deferred financing costs associated with the offering over a period of ten years. As a result of purchasing from holders of our Senior Notes an aggregate of approximately $21 million principal amount of Senior Notes during the first quarter of 2002, further described above, interest expense on our Senior Notes declined between periods. However, these interest savings were offset by a reduction of capitalized interest between periods. During the six month periods ended June 30, 2002 and 2001, the Company capitalized interest of $0.5 million and $1.3 million, respectively.

         The Company’s effective income tax rates for the six month periods ended June 30, 2002 and 2001 reflect the applicable federal and state statutory income tax rates. The effective income tax rate for the six month period ended June 30, 2001 also includes the tax impact of non-deductible amortization related to our acquisitions. For the six month periods ended June 30, 2002 and 2001, the Company’s effective income tax rate was 40% and 33%, respectively.

Liquidity and Capital Resources:

         Net cash provided by operating activities was $26.6 million for the six month period ended June 30, 2002 and was $9.5 million for the same period ended in 2001. The principal difference between periods was attributable to an increase in cash flow from on-going operations (excluding non-cash items including depreciation and amortization expense, gain on redemption of bonds, and restructuring and impairment charges) of $7.0 million. Favorable operating income between periods is primarily the result of reduced selling, general and administrative expenses and higher revenues. Operating cash flow also benefited in 2002 due to $7.1 million of income tax refunds received in 2002, as compared to $2.0 million received in 2001, coupled with reduced accounts receivable balances and increased liabilities primarily resulting from accrued restructuring charges which will be paid in the future.

         Net cash used in investing activities was $23.2 million for the six month period ended June 30, 2002 compared to $3.9 million for the same period ended in 2001. During the six month period ended June 30, 2002, the Company purchased $9.4 million, net of investments between periods and sold $23.8 million, net of investments during the same period ended June 30, 2001. Partially offsetting 2002 purchases, was reduced capital spending between periods. During the six month period ended June 30, 2002, the Company invested $13.9 million in capital equipment as compared to $27.7 million during the same period ended in 2001.

         Net cash provided by (used by) financing activities was $(30.8) million for the six month period ended June 30, 2002 as compared to $8.6 million for the same period ended in 2001. During the first six months of 2002, the Company paid down its $10 million Senior Credit Facility, which was initially drawn down during the second quarter of 2001. During the six month period ended June 30, 2002, the Company purchased from holders of its Senior Notes an aggregate of approximately $21 million principal amount of Senior Notes at a substantial discount to face value. Total amounts paid to the holders of the Company’s Senior Notes for principal and interest was approximately $8.3 million. Additionally, during the six month period ended June 30, 2002, the Company made principal payments on its capital leases of $3.9 million compared to $1.6 million during the same period ended 2001, and made a principal payment related to its Indefeasible Right of Use (IRU) agreement with Qwest Communications, as described below.

         On June 30, 2000, the Company entered into an IRU agreement with Qwest Communications to acquire rights of use of dedicated fiber optics circuits of OC-48 capacity connecting major metropolitan areas in California. The IRU agreement is for a term of 20 years and includes bargain purchase options at the end of the term. The total cost of the IRU is approximately $23.0 million of which $5.8 million was paid on July 28, 2000. During the second quarter of 2002, the Company amended the IRU Agreement with Qwest Communications and, in accordance with the new agreement, paid Qwest $8.6 million on May 15, 2002. The balance of $8.6 million was broken down into two principal payments of $4.4 million and $4.2 million each, which are due and payable on December 15, 2002 and May 15, 2003, respectively. The payment due May 15, 2003 accrues interest at a variable rate equal to the Prime Rate plus 2% per annum.

         The local telecommunications services business is capital intensive. The Company’s operations have required substantial capital investment for the design, acquisition, construction and implementation of our network. In response to a weakening economy, we have undertaken various initiatives intended to not only maximize our performance during this economic downturn, but to take advantage of emerging opportunities. Our business plan, as currently contemplated, anticipates additional capital expenditures of approximately $16.0 million during the balance of 2002. The actual cost of these additional capital expenditures will depend on a variety of factors. Additionally, our actual capital expenditure requirements may exceed, or fall below, the amounts described above.

         The Company’s Senior Credit Facility expired June 15, 2002 and was paid in full on this date. The Company is currently reviewing all of its debt obligations and is considering various alternatives to continue to reduce such obligations, including, among other things, the purchase of additional Senior Notes. The manner, volume and timing of any such purchases, if any, would depend on then current market conditions for our Senior Notes.

         In 2001 and 2000, the Company had a lease facility used exclusively for the acquisition of networking products and services manufactured by Cisco Systems, Inc. Equipment financed under this facility is leased for a term of 36 months at which time the Company may purchase the equipment at fair market value. Purchases of networking products under this facility of $23.3 million have been accounted for as a capital lease. During the three month periods ended June 30, 2002 and 2001, the Company made principal payments and recorded depreciation expense of approximately $2.0 million and $1.6 million, respectively under this lease facility. During the six month period ended June 30, 2002, the Company made principal payments and recorded depreciation expense of approximately $4.0 million under this lease facility. As of June 30, 2002, the Company has future obligations, excluding interest, of $14.1 million that will be paid over the remaining term of this lease facility.

         The Company purchases its switching equipment and products from several suppliers. During the normal course of business, the Company may enter into agreements with certain of its suppliers, which allow these suppliers to procure equipment or inventory based upon criteria as defined by the Company. As of June 30, 2002, the Company did not enter into any material future commitments to purchase equipment or inventory from any of its vendors. Additionally, from time to time, the Company has disputes with some of its third party vendors related to amounts owed for products purchased by, or services rendered to the Company. These disputes arise from a variety of factors including, among others, service issues, contract disputes and/or billing errors. The Company believes that it will be able to resolve these disputes to its satisfaction.

         On May 16, 2002, the California Public Utilities Commission implemented a UNE (Unbundled Network Element) pricing structure for local traffic exchanged with SBC in California. This resulted in an approximately $3.1 million reduction in revenue recorded by the Company during the second quarter of 2002 pending regulatory clarity and a finalized interconnection agreement with SBC. If a pending regulatory hearing confirms the existing UNE pricing structure as final, or the Company is unable to renegotiate a more favorable pricing structure within the interconnection agreement currently being negotiated, the Company estimates that the net effect of this recently adopted UNE pricing structure will have a negative impact on revenues of approximately $6.4 million per quarter for the balance of 2002 and an undetermined but negative impact on revenues thereafter. However, there can be no assurances that the negative impact on revenues resulting from the implementation of the UNE will not be greater or less than the Company’s estimates at this time.

         The Company’s principal sources of funds for the next twelve months are anticipated to be from current cash and short-term investment balances and cash flows from operating activities. The Company believes that these funds will provide sufficient liquidity and capital resources for the Company to fund its business plan for at least the next twelve months. No assurance can be given, however, that this will be the case. As currently contemplated, during the balance of 2002 the Company expects to fund, among other things, its August 1, 2002 semi-annual interest payment on the Senior Notes of approximately $8.7 million, its $4.4 million principal payment on the Fiber IRU due December 15th, anticipated capital expenditures of $16.0 million, and capital lease payments of $3.9 million. Although not currently contemplated, the foregoing statements do not take into account additional acquisitions, which, if made, would most likely be funded through a combination of cash and equity. Depending upon the Company’s rate of growth and profitability, among other things, the Company may require additional equity or debt financing to meet working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or, if available, will be on satisfactory terms.

         Our Senior Notes contain covenants that restrict, among other things, our ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of our assets. Such limitations could limit corporate and operating activities, including our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The Company is in compliance with its covenants.

Recent Developments

         During the second quarter of 2002, the Company retained the services of a new certifying accountant and a new independent tax advisor. In connection with the change of the Company’s certifying accountant, the Company filed a Current Report on Form 8-K on June 11, 2002, and amended on June 21, 2002, announcing a change in certifying accountants. Additionally, in order to limit the involvement of our auditors in other areas of our business, we have retained the services of an independent tax advisor for all of our tax work matters.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The SEC’s rule related to market risk disclosure requires that the Company describe and quantify its potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. The Company is not exposed to market risks from changes in foreign currency exchange rates or commodity prices. It does not hold derivative financial instruments nor does it hold securities for trading or speculative purposes. At June 30, 2002, the Company had $129.3 million of fixed rate notes outstanding, and consequently has no risk exposure associated with increasing interest rates on its debt. However, the Company is exposed to changes in interest rates on its investments in cash equivalents and short-term investments. Substantially all of its investments in cash equivalents and short-term investments are in money market funds that hold short-term investment grade commercial paper, treasury bills or other U.S. government obligations. Currently this reduces the Company’s exposure to long-term interest rate changes. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on its $64.4 million of cash equivalents and short-term investments at June 30, 2002 by approximately $0.6 million.

PART II
OTHER INFORMATION

ITEM 1.     Legal Proceedings

         See Note 13 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Operations—Revenues” for a description of certain legal proceedings involving the Company.

ITEM 4.     Submission of Matters to a Vote of Security Holders

         The Company’s Annual Meeting of Shareholders was held on June 11, 2002. The following proposals were adopted by the margins indicated:

1	To elect three members of our Board of Directors to hold office for a term of three years.

	Number of Shares

	For	Withheld

A. Gary Ames	26,542,515	7,224,302

David G. Chandler	32,348,140	1,418,677

Samuel A. Plum	32,342,796	1,424,021

2.	To approve of the amendment and restatement of our 1999 Stock Incentive Plan to increase the number of shares of common stock authorized and reserved for option grants under the Plan by 1,000,000 shares.

For	31,323,513

Against	2,325,830

Abstain	117,474

ITEM 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

10.43 (c)	Amendment No. 2 to IRU Agreement dated June 28, 2002, between Pac-West Telecomm, Inc. and Qwest Communications Corporation.

10.66	Secured Promissory Note and Executive Stock Pledge Agreements, dated November 30, 2000 and December 20, 2000, between Pac-West Telecomm, Inc. and H. Ravi Brar.

(b)	Reports on Form 8-K

A Current Report on Form 8-K was filed on June 11, 2002, and amended on June 21, 2002 announcing a Change in Certifying Accountants.

Note:     ITEMS 2, 3, and 5 are not applicable and have been omitted.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2002.

PAC-WEST TELECOMM, INC.

/s/ Wallace W. Griffin Wallace W. Griffin Chairman and Chief Executive Officer

/s/ H. Ravi Brar H. Ravi Brar Acting Chief Financial Officer (Principal Financial and Accounting Officer)