Form 10-Q
period 2002-09-30
PAC-WEST TELECOMM INC
filed 2002-11-14
CIK 1071598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27743

PAC-WEST TELECOMM, INC.

(Exact name of registrant as specified in its charter)

California	68-0383568

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1776 W. March Lane, Suite 250

Stockton, California	95207

(Address of principal executive offices)	(Zip Code)

(209) 926-3300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [     ]

As of October 31, 2002, the Company had an aggregate of 36,398,531 shares of common stock issued and outstanding.

PAC-WEST TELECOMM, INC.
Report on Form 10-Q For the Quarterly Period Ended September 30, 2002

		PAGE

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) – September 30, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) – Three and nine month periods ended September 30, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) — Nine month periods ended September 30, 2002 and 2001	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	30

Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 6.	Exhibits and Reports on Form 8-K	31

SIGNATURES		32

	Certification Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities and Exchange Act of 1934 signed by the Company’s Chairman and Chief Executive Officer	33

	Certification Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities and Exchange Act of 1934 signed by the Company’s Chief Financial Officer	34

PART I

ITEM 1. FINANCIAL STATEMENTS

PAC-WEST TELECOMM, INC.

Condensed Consolidated Balance Sheets

	September 30, 2002	December 31, 2001*

	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$24,446,000	$64,029,000

Short-term investments	26,055,000	18,471,000

Trade accounts receivable, net of allowances of $3,282,000 and $2,630,000, respectively	11,357,000	13,621,000

Inventories	849,000	2,939,000

Prepaid expenses and other current assets	2,074,000	3,505,000

Deferred financing costs, net	472,000	785,000

Deferred tax assets	—	4,491,000

Total current assets	65,253,000	107,841,000

Property and equipment, net	177,693,000	201,036,000

Other assets, net	4,080,000	5,860,000

Total assets	$247,026,000	$314,737,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Current obligations under capital leases	$7,881,000	$7,881,000

Borrowings under Senior Credit Facility	—	10,000,000

Accounts payable	8,692,000	11,536,000

Accrued payroll and related expenses	3,215,000	2,884,000

Accrued interest	2,502,000	8,438,000

Other accrued liabilities	15,724,000	7,568,000

Fiber IRU liability	8,620,000	17,240,000

Total current liabilities	46,634,000	65,547,000

Senior Notes	106,489,000	150,000,000

Capital leases, less current portion	4,278,000	10,192,000

Deferred revenues, less current portion	576,000	644,000

Deferred income taxes	4,929,000	3,283,000

Total liabilities	162,906,000	229,666,000

Commitments and Contingencies (Note 14)

Stockholders’ Equity:

Common stock, $.001 par value; 100,000,000 shares authorized 36,398,531 and 36,148,487 shares issued and outstanding, respectively	36,000	36,000

Additional paid-in capital	183,666,000	183,550,000

Note receivable from stockholder	(200,000)	(200,000)

Accumulated deficit	(99,187,000)	(98,072,000)

Accumulated other comprehensive loss	(83,000)	(53,000)

Deferred stock compensation	(112,000)	(190,000)

Total stockholders’ equity	84,120,000	85,071,000

Total liabilities and stockholders’ equity	$247,026,000	$314,737,000

*	The condensed consolidated balance sheet at December 31, 2001 has been derived from the Company’s audited financial statements at that date. See accompanying notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss)
(Unaudited)

	Three Month Period Ended		Nine Month Period Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Revenues	$34,201,000	$35,521,000	$115,792,000	$113,744,000

Costs and Expenses:

Cost of sales and operating	12,478,000	16,471,000	40,245,000	43,305,000

Selling, general and administrative	14,592,000	16,532,000	45,089,000	51,575,000

Depreciation and amortization	10,097,000	9,223,000	30,239,000	25,194,000

Restructuring charge	21,000	8,764,000	9,325,000	8,764,000

Impairment of assets	—	16,787,000	7,153,000	16,787,000

Total operating expenses	37,188,000	67,777,000	132,051,000	145,625,000

Loss from operations	(2,987,000)	(32,256,000)	(16,259,000)	(31,881,000)

Other (Income) Expense:

Interest expense	4,116,000	5,311,000	13,659,000	14,698,000

Interest income	(408,000)	(770,000)	(1,276,000)	(3,650,000)

Gain on repurchase of bonds	(14,854,000)	—	(26,796,000)	—

Other (income) expense	12,000	(55,000)	13,000	(44,000)

Total other (income) expense, net	(11,134,000)	4,486,000	(14,400,000)	11,004,000

Income (loss) before provision (benefit) from income taxes	8,147,000	(36,742,000)	(1,859,000)	(42,885,000)

Provision (benefit) from income taxes	3,258,000	(9,958,000)	(744,000)	(11,992,000)

Net income (loss)	$4,889,000	$(26,784,000)	$(1,115,000)	$(30,893,000)

Basic and diluted income (loss) per share	$0.13	$(0.74)	$(0.03)	$(0.86)

Basic weighted average shares outstanding	36,398,531	36,103,929	36,276,316	36,042,193

Diluted weighted average shares outstanding	36,401,078	36,103,929	36,276,316	36,042,193

Comprehensive income (loss):

Net income (loss)	$4,889,000	$(26,784,000)	$(1,115,000)	$(30,893,000)

Other comprehensive loss	(19,000)	(12,000)	(30,000)	(273,000)

Comprehensive income (loss)	$4,870,000	$(26,796,000)	$(1,145,000)	$(31,166,000)

See accompanying notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Month Period Ended

	September 30, 2002	September 30, 2001

Operating activities:

Net loss	$(1,115,000)	$(30,893,000)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	30,239,000	25,194,000

Amortization of deferred financing costs	575,000	652,000

Amortization of deferred stock compensation	78,000	58,000

Impairment of assets	7,153,000	—

Impairment of enterprise goodwill	—	16,787,000

Non-cash restructuring charges	3,408,000	5,000,000

Gain on repurchase of bonds	(26,796,000)	—

Provision for doubtful accounts receivable	1,596,000	2,432,000

Provision for inventory obsolescence	1,148,000	550,000

Deferred income tax benefit	(744,000)	(11,992,000)

(Gain) loss on disposal of property and equipment	14,000	(44,000)

Changes in operating assets and liabilities:

Accounts receivable	726,000	420,000

Income taxes receivable	7,386,000	1,953,000

Inventories	942,000	1,054,000

Prepaid expenses and other current assets	1,089,000	795,000

Other assets	(12,000)	(2,000)

Accounts payable and other accrued liabilities	5,354,000	(3,180,000)

Accrued interest	(5,285,000)	(5,062,000)

Net cash provided by operating activities	25,756,000	3,722,000

Investing activities:

Purchase of property and equipment	(17,460,000)	(32,808,000)

Proceeds from disposal of property and equipment	151,000	190,000

Purchase of investments, net	(7,614,000)	27,198,000

Costs of acquisitions	—	10,000

Net cash used in investing activities	(24,923,000)	(5,410,000)

Financing activities:

Proceeds (payments) from borrowings under Senior Credit Facility	(10,000,000)	10,000,000

Principal payments on Fiber IRU	(8,620,000)	—

Proceeds from stock option exercises	116,000	187,000

Principal payments on capital leases	(5,914,000)	(3,140,000)

Principal payments on notes payable	—	(16,000)

Payments for deferred financing costs	—	(50,000)

Repurchase of Senior Notes payable	(15,998,000)	—

Net cash provided by (used in) financing activities	(40,416,000)	6,981,000

Net increase (decrease) in cash and cash equivalents	(39,583,000)	5,293,000

Cash and cash equivalents:

Beginning of period	64,029,000	56,675,000

End of period	$24,446,000	$61,968,000

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$19,948,000	$20,577,000

Equipment purchased under capital lease obligations	$—	$1,962,000

See accompanying notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002

1. Organization and Basis of Presentation:

         Pac-West Telecomm, Inc. (the Company) is a provider of integrated communications services in the western United States. The Company’s customers include Internet service providers (ISPs) and enhanced communications service providers, collectively referred to as service providers, and small and medium-sized businesses, many of which are communications intensive users.

         These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods indicated, have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K.

         These unaudited condensed consolidated financial statements include the results of operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentations.

2. Revenue Recognition:

         In accordance with Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements,” the Company recognizes revenue when there is persuasive evidence of an arrangement, delivery of the product or performance of the service has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Revenues from service access agreements are recognized as the service is provided, except for reciprocal compensation generated by calls placed to ISPs connected through the Company’s network. The right of competitive local exchange carriers (CLECs), such as the Company, to receive this type of compensation is the subject of numerous regulatory and legal challenges (see Note 14). Until this issue is ultimately resolved, the Company will continue to recognize reciprocal compensation as revenue when received in cash or when collectibility is reasonably assured. Accordingly, settlements the Company receives in connection with previously disputed reciprocal compensation billings are recognized as revenue in the month the cash is received. Revenues from the sale of telecommunications products are recognized upon installation, or if no installation is required, upon shipment, which is concurrent with transfer of legal title. Substantially all our revenues from the sale of telecommunications products resulted from the sale of replacement parts for customer owned and maintained (COAM) equipment, which is a product that the Company no longer sells. Revenues for non-refundable up-front payments received for installation services are recognized as revenue ratably over the term of the service contracts, generally 36 months.

3. Concentration of Customers:

         During the quarter ended September 30, 2002, one of the Company’s service provider customers accounted for approximately 14% and 8% of its revenues for the three and nine month periods ended September 30, 2002, respectively, and for approximately 11% of its gross accounts receivable balance at September 30, 2002. With the exception of two Incumbent Local Exchange Carriers (ILECs), each of which continue to represent a significant portion of the Company’s total revenues, 19% and 25%, for the three and nine month period ended September 30, 2002, respectively, and 15% and 17% for the three and nine month period ended September 30, 2001, respectively, the Company did not have any other customers that represented more than 10% of its revenues during these periods. These two ILECs represented 16% and 14% of the Company’s gross accounts receivable balance at September 30, 2002.

4. Restructuring Charges:

         In August 2001, the Company approved and announced a restructuring plan which included suspension of its expansion plans in certain states, exiting of certain lower margin products and services, including residential resale and COAM equipment, and undertaking certain cost reduction initiatives. In addition to restructuring certain product offerings, the Company closed its switch facility in Utah, consolidated six sales offices, and completed a workforce reduction of approximately 200 employees as part of the restructuring initiative.

         In June 2002, the Company approved a restructuring plan that contained additional business initiatives to those approved and announced in August 2001. The June 2002 initiative was in response to significant negative industry trends including bankruptcies and depressed valuations of public telecommunication companies and included the closing of the Company’s switch facility in Colorado. In connection with such closing, the Company recorded a $9.3 million restructuring charge in the second quarter of 2002. Of this amount, $3.2 million related to the write-off of the net book value of leasehold improvements and equipment which could not be redeployed to other locations and, in management’s best estimate, had a fair market value of zero; $2.8 million related to circuit commitment obligations; and $3.2 million related to future rent payments due for the abandoned premise in Colorado which will be paid over the lease term, which ends in fiscal year 2010. In order to estimate rent expense related to this premise, and those premises discussed in the following paragraph, the Company made certain assumptions including; (1) the time period over which the premises would remain vacant, (2) sublease terms, and (3) estimated sublease rents. In the case of the Colorado switching facility and the Utah switching facility described in the following paragraph, no sublease income was estimated due to the specialized nature of these facilities and current economic conditions. Accordingly, the Company believed the net book value of the leasehold improvements for the facilities had a fair market value of zero.

         During the third quarter of 2002, the Company recorded an additional charge of $21,000 representing the net difference between the amount estimated and the actual net book value of impaired leasehold improvements and equipment, which could not be redeployed to other locations that was written off. As of September 30, 2002 and December 31, 2001, a remaining restructuring liability of $7.6 million and $2.5 million, respectively, net of non-cash charges, related to these restructuring initiatives is included in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. A roll-forward summary of the Company’s restructuring activities during the first nine months of 2002 is outlined as follows:

		2002 Activity

	Remaining	Additional	Non-Cash	Cash	Balance of
	Restructuring	Restructuring	Charges	Payments	Restructuring
	Liability as of	Expense	Applied to	Charged	Liability as of
	Dec. 31, 2001	Incurred	Liability	to Liability	Sept. 30, 2002

	(Unaudited)
Leasehold improvements and equipment	$171,000	$3,237,000	$(3,408,000)	$—	$—

Rent expense for vacated premises	2,147,000	3,169,000	—	(692,000)	4,624,000

Circuit obligations	—	2,800,000	—	—	2,800,000

Other charges	142,000	119,000	—	(68,000)	193,000

	$2,460,000	$9,325,000	$(3,408,000)	$(760,000)	$7,617,000

5. Impairment of Goodwill and Long-Lived Assets:

Goodwill

         In accordance with Accounting Principles Board Opinion No. 17 (APB 17), “Intangible Assets,” in the third quarter of 2001 the Company determined its goodwill was fully impaired and recorded an impairment charge of $16.8 million, an amount that represented the entire net goodwill balance. Accordingly, the Company discontinued recording further amortization expense related to such goodwill after the impairment was recorded.

Property and Equipment

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the carrying amount of its property and equipment when events or changes in business circumstances have occurred which indicate the carrying amount of such assets may not be fully recoverable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. During the second quarter of fiscal year 2002, as a result of continued significant negative industry trends including bankruptcies and depressed valuations of public telecommunication companies, the Company’s analysis indicated that certain leasehold improvements residing outside of California and Nevada, the Company’s primary business locations, was impaired. During the second quarter of 2002, in accordance with SFAS No. 144, the Company recorded an impairment charge of $7.2 million, which represented the difference between the net book value of the identified fixed assets and the estimated discounted future cash flows the Company expected to be generated from the use of these assets over the average remaining useful lives. The Company's cash flow projections for each of the Company's geographic locations were developed using each location's historical growth rate. Certain locations outside of the Company's primary business locations had negative cash flows over the estimated useful lives of the assets under evaluation. The Company assigned a fair value of zero for those assets that could not be redeployed to business locations with positive cash flows.

6. Gain on Repurchase of Bonds:

         During the first and third quarters of 2002, the Company purchased from holders of its Senior Notes an aggregate of approximately $21 million and $23 million, respectively, principal amount of Senior Notes at a substantial discount to face value. The difference between the amount the Company paid to the holders of the Senior Notes and the face value of the amount retired and costs paid to outside parties to complete the transaction, was recorded as a gain on repurchase of bonds of $14.9 million and $26.8 million for the three and nine month periods ended September 30, 2002, respectively. The Company has recorded the gains on repurchase of bonds in accordance with Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement, issued in April 2002, rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”

7. Income Taxes:

         The Company’s effective income tax rates for the three and nine month periods ended September 30, 2002 and 2001 reflect the applicable federal and state statutory income tax rates. For the three month periods ended September 30, 2002 and 2001, the Company’s effective income tax rate was 40% and 27%, respectively. For the nine month periods ended September 30, 2002 and 2001, the Company’s effective income tax rate was 40% and 28%, respectively.

8. Comprehensive Income (Loss):

         For the three month periods ended September 30, 2002 and 2001, there was $19,000 and $12,000, respectively, of other comprehensive loss pertaining to the net unrealized investment losses on available-for-sale marketable securities. For the nine month periods ended September 30, 2002 and 2001, there was $30,000 and $273,000, respectively, of other comprehensive loss pertaining to the net unrealized investment losses.

9. Short-Term Investments:

         All investments are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the Company’s investments are available for current operations as they are highly liquid and can be converted into cash at any time. The Company’s investments are not subject to penalties for early terminations or sales. Accordingly, the Company classifies these investments as available-for-sale and carries them at fair value. At September 30, 2002 and December 31, 2001, the Company had net

unrealized losses on investments of $83,000 and $53,000, respectively, which are recorded as accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Realized gains and losses, which are immaterial, are included in interest income in the accompanying condensed consolidated statements of operations.

10. Property and Equipment:

         Property and equipment is stated at cost, which includes direct costs and capitalized interest, and is depreciated once placed in service using the straight-line method. Capitalized interest of $425,000 and $180,000 was recorded during the three month periods ended September 30, 2002 and 2001, respectively, and $890,000 and $1,453,000 was recorded during the nine month periods ended September 30, 2002 and 2001, respectively. Depreciation expense of $10,043,000 and $8,889,000 was recorded during the three month periods ended September 30, 2002 and 2001, respectively, and $30,077,000 and $23,061,000 was recorded during the nine month periods ended September 30, 2002 and 2001, respectively.

         Property and equipment as of September 30, 2002 and December 31, 2001 consist of the following:

	September 30,	December 31,
	2002	2001

	(Unaudited)
Network and other communications equipment	$188,899,000	$146,703,000

Equipment under capital leases	23,273,000	23,273,000

Office furniture	2,641,000	2,624,000

Business software and computer equipment	27,192,000	25,346,000

Vehicles	1,592,000	2,004,000

Leasehold improvements	21,540,000	30,149,000

Projects-in-progress	2,868,000	32,775,000

	268,005,000	262,874,000

Less: accumulated depreciation and amortization	90,312,000	61,838,000

Property and equipment, net	$177,693,000	$201,036,000

11. Other Assets:

         As of September 30, 2002 and December 31, 2001, other assets, net consist of the following:

	September 30,	December 31,
	2002	2001

	(Unaudited)
Deferred financing costs	$2,518,000	$4,148,000

Acquisition of lease rights	864,000	1,026,000

Long-term portion of deferred installation costs	358,000	448,000

Long-term portion of prepaid expenses and deposits	290,000	133,000

Employee receivable	50,000	105,000

	$4,080,000	$5,860,000

         Deferred financing costs primarily consist of capitalized amounts for underwriter fees, professional fees and other expenses related to the issuance and subsequent registration of the Senior Notes. Amortization of deferred financing costs for the three month periods ended September 30, 2002 and 2001 was $143,000 and $226,000, respectively, and was $575,000 and $652,000 for the nine month periods ended September 30, 2002 and 2001, respectively. Amortization expense is included within interest expense in the accompanying unaudited condensed consolidated statements of operations. During the first quarter and third quarter of 2002, the Company purchased from holders of its Senior Notes an aggregate of approximately $21 million and $23 million principal amount of Senior Notes at a substantial discount to face value. In connection with these transactions, the Company wrote-off a portion of deferred financing costs associated with the Senior Notes redeemed.

         During 1999, the Company purchased lease rights for additional space in its Los Angeles facility. Amortization expense for the lease rights of this facility was $54,000 for each of the three month periods ended September 30, 2002 and 2001, respectively, and was $162,000 and $174,000 for the nine month periods ended September 30, 2002 and 2001, respectively. These amounts are included within depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of operations.

12. Other Accrued and Other Liabilities:

         At September 30, 2002 and December 31, 2001, other accrued liabilities consist of the following:

	September 30,	December 31,
	2002	2001

	(Unaudited)
Taxes payable, collected from customers	$497,000	$361,000

Acquisition holdbacks	533,000	608,000

Deferred revenue	1,940,000	964,000

Accrued restructuring charges (Note 4)	7,617,000	2,460,000

Other	5,137,000	3,175,000

	$15,724,000	$7,568,000

13. Long-Term Debt and Capital Lease Obligations:

         On January 29, 1999, the Company issued $150 million of Senior Notes at par. The Senior Notes bear interest at 13.5 percent per annum payable in semiannual installments, with all principal due in full on February 1, 2009. During the first and third quarters of 2002, the Company purchased from holders of its Senior Notes an aggregate of approximately $43.5 million principal amount of Senior Notes at a substantial discount to face value. As of September 30, 2002, the principal amount due on the Senior Notes is $106.5 million.

         The Company had a three-year Senior Credit Facility, which expired June 15, 2002, which provided for maximum borrowings of $40.0 million to finance working capital, the cost of capital purchases and other corporate transactions. In June 2001, the Company borrowed $10.0 million under the senior credit facility and classified the entire balance in current liabilities in the accompanying unaudited condensed consolidated balance sheet. On June 15, 2002, the Senior Credit Facility was paid in full.

         In 2001 and 2000, the Company leased $23.3 million of networking products manufactured by Cisco Systems, Inc. Equipment financed under this lease facility is being leased for a term of 36 months at which time the Company may purchase the equipment at fair market value. These networking products have been accounted for as a capital lease. During the three month periods ended September 30, 2002 and 2001, the Company made principal payments and recorded depreciation expense of approximately $2.0 million and $1.5 million, respectively, related to this leased equipment. During the nine month periods ended September 30, 2002 and 2001, the Company made principal payments and recorded depreciation expense of approximately $5.9 million and $3.1 million, respectively. As of September 30, 2002, the Company has future obligations, excluding interest, of $12.2 million that will be paid over the remaining terms of the leased equipment.

14. Commitments and Contingencies:

Purchase Commitments:

         The Company purchases its switching equipment and products from several suppliers. During the normal course of business, the Company may enter into agreements with certain of its suppliers, which allow these suppliers to have equipment or inventory available for purchase based upon criteria as defined by the

Company. As of September 30, 2002, the Company did not have any material future purchase commitments to purchase equipment or inventory from any of its vendors.

         On June 30, 2000, the Company entered into an Indefeasible Right of Use (IRU) agreement with Qwest Communications (Qwest) to acquire rights of use of dedicated fiber optics circuits of OC-48 capacity connecting major metropolitan areas in California. The IRU agreement is for a term of 20 years and includes bargain purchase options at the end of the term. The total cost of the IRU is approximately $23.0 million of which $5.8 million was paid on July 28, 2000. During the second quarter of 2002, the Company amended the IRU Agreement with Qwest and entered into a short-term note payable, which extended the payment terms beyond the date the IRU became operational. In accordance with the new agreement, the Company paid Qwest $8.6 million on May 15, 2002, while the balance of $8.6 million consists of two principal payments of $4.4 million and $4.2 million, which are due and payable on December 15, 2002 and May 15, 2003, respectively. The payment due May 15, 2003 accrues interest at a variable rate equal to the Prime Rate plus 2% per annum. As the payment terms were revised from a traditional trade accounts payable activity to a financing activity under the terms of the amended payable to Qwest, the Company classified the $8.6 million payment made on May 15, 2002 as a financing activity within the condensed consolidated statements of cash flows for the nine month period ended September 30, 2002. The IRU is included in network and other communications equipment as of September 30, 2002 and included in projects-in-progress as of December 31, 2001. The balance of $8.6 million and $17.2 million payable to Qwest as of September 30, 2002 and December 31, 2001, respectively, is classified as Fiber IRU liability in the accompanying unaudited condensed consolidated balance sheets.

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

         In the latter half of 2001, Verizon took the position that it had properly implemented the FCC’s Order on Remand, and that this unilateral action modified the current interconnection agreement between the Company and Verizon. Accordingly, Verizon withheld payment of portions of invoices submitted by the Company for calls after June 13, 2001. The Company disputed this assertion. In August 2001, Pac-West filed a motion with the CPUC pursuant to the dispute resolution provisions of its interconnection agreement with Verizon requesting a ruling that Verizon’s actions violated the agreement. On September 27, 2001, the administrative law judge issued a ruling in favor of Pac-West, ordering Verizon to cease such withholding and make all payments called for under the agreement. Verizon appealed this ruling to the full CPUC. On January 23, 2002, the full Commission upheld the ruling of the Administrative Law Judge in its entirety, and ordered Verizon to pay all disputed amounts, plus interest, within three business days. On January 28, 2002, Verizon made payment of withheld amounts to the Company of $4.8 million. SBC has not implemented the FCC Order on Remand in California, but has informed the Company that it reserves the right to do so.

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

         The initial term of the Company’s 1999 interconnection agreement with SBC has expired, and it now remains in effect until the replacement agreement becomes effective. After lengthy negotiations, on March 29, 2002, SBC filed with the CPUC an application for arbitration of unresolved issues concerning the replacement agreement. One of these issues is the SBC proposal to assess charges on certain calls originated by its customers and delivered to the Company for termination to a customer of the Company. These charges would offset or exceed in many instances the reciprocal compensation received by the Company for terminating such calls. On April 23, 2002, the Company filed its response to SBC’s application, contested the implementation of such charges, and proposed that the Company be permitted to impose additional charges on SBC. The arbitration process has recently commenced, and it is not possible at this time to determine the outcome of this proceeding. The CPUC may lower the reciprocal compensation rates for all carriers exchanging traffic with SBC, if the CPUC modifies rates for unbundled network elements (UNEs).

         On May 16, 2002, the CPUC implemented a UNE pricing structure for local traffic exchanged with SBC in California. A regulatory hearing is underway to determine the appropriate rate elements and costs for interconnecting local traffic between carriers in the state of California. The impact of this pricing structure has reduced the Company’s reciprocal compensation revenues by approximately $2.0 million per month from previous billings.

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

Other Legal Proceedings

         On December 6, 2001, a complaint captioned Krim v Pac-West Telecomm, Inc., et. al., Civil Action No. 01-CV-11217, was filed in United States District Court for the Southern District of New York against the Company, certain executive officers, and various underwriters in connection with our initial public offering. An amended complaint was filed on April 19, 2002. The plaintiffs allege undisclosed improper underwriting practices concerning the allocation of shares of the Company’s common stock in exchange for excessive brokerage commissions or agreements to purchase shares at higher prices in the aftermarket, in violation of Section 11 of the Securities Act of 1933. The complaint also includes a claim for securities fraud under Section 10(b) of the Securities Exchange Act of 1934 against underwriters only. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The complaint against the Company seeks unspecified damages on behalf of a purported class of purchasers of its common stock. Management believes that the plaintiff’s claims against the Company are without merit and is defending the case vigorously utilizing experienced counsel retained by a number of issuers and individual defendants in the cases in order to syndicate cost of defense as to common issues. The cost of defense is bourn by insurance. Motions to dismiss have been filed, briefed and are pending on behalf of Issuers, including the Company. Insurance coverage exists for most of the claims asserted to date against the Company and the Company may have indemnification rights against its underwriters depending on the outcome of the case as against those underwriters. In October 2002, the executive officers initially named in the complaint were dismissed from the complaint.

         From time to time, Pac-West Telecomm, Inc. is a party to litigation that arises in the ordinary course of business. The Company believes that the resolution of this litigation, and any other litigation the Company may be involved with in the ordinary course of business, will not materially harm its business, financial condition or results of operations.

15. Income (Loss) Per Share:

         For the nine month period ended September 30, 2002 and the three and nine month periods ended September 30, 2001, dilutive securities were antidilutive, as they decreased the loss for these periods. Accordingly, options to purchase 33,099 shares were excluded from the diluted net loss per share calculation for the nine month period ended September 30, 2002 and options to purchase 499,512 and 872,551 shares were excluded from the calculation for the three and nine month periods ended September 30, 2001, respectively. Dilutive securities were included in the diluted net income per share calculation for the three month period ended September 30, 2002, as the securities were not antidilutive.

         Basic and diluted net income (loss) per share for the three and nine month periods ended September 30, 2002 and 2001 has been determined as follows:

	Three Months Ended	Three Months Ended
	Sept. 30, 2002	Sept. 30, 2001

	(Unaudited)	(Unaudited)
Net income (loss) available to common shareholders	$4,889,000	$(26,784,000)

Basic weighted average shares outstanding	36,398,531	36,103,929

Diluted weighted average shares outstanding	36,401,078	36,103,929

Basic and diluted net income (loss) per share	$0.13	$(0.74)

	Nine Months Ended	Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001

	(Unaudited)	(Unaudited)
Net loss available to common shareholders	$(1,115,000)	$(30,893,000)

Basic and diluted weighted average shares outstanding	36,276,316	36,042,193

Basic and diluted net loss per share	$(0.03)	$(0.86)

16. Other Recent Pronouncements:

         In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted and, in general, are to be applied prospectively. In the second quarter of 2002, the Company adopted the provisions of SFAS No. 145.

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

17. Segment Reporting

         Based upon the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has one reportable operating segment. While the Company’s chief decision-maker monitors the revenue streams of various services, operations are managed and financial performance is evaluated based upon the delivery of multiple services over common networks and facilities. This allows the Company to leverage its costs in an effort to maximize return. As a result, the revenue streams share almost all of the various operating expenses. Because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management does not currently make such allocations. The chief decision-maker does, however, monitor revenue streams at a more detailed level than those depicted in the Company’s consolidated financial statements.

         The following tables present consolidated revenues by service type:

	Three Month Periods Ended

	Sept. 30, 2002	Sept. 30, 2001

	(Unaudited)
Local services	$27,850,000	$27,416,000

Long distance service	3,476,000	3,877,000

Dedicated transport services	2,265,000	2,519,000

Product and services	13,000	1,218,000

Other	597,000	491,000

	$34,201,000	$35,521,000

	Nine Month Periods Ended

	Sept. 30, 2002	Sept. 30, 2001

	(Unaudited)
Local services	$96,860,000	$87,187,000

Long distance service	10,162,000	11,003,000

Dedicated transport services	7,021,000	7,298,000

Product and services	383,000	6,689,000

Other	1,366,000	1,567,000

	$115,792,000	$113,744,000

18. Related Party Transactions:

         The Company’s investments are maintained by professional asset management firms. A portion of the Company’s investments are maintained by a professional asset management firm where one of the firm’s principals is related to an executive officer of the Company.

19. Subsequent Events:

         On October 29, 2002, Pac-West entered into a Settlement Agreement with Pacific Bell regarding various disputes between the parties for charges billed by Pac-West in prior fiscal years and during 2002 through August 31st. Under the terms of the Settlement Agreement, Pacific Bell agreed to pay Pac-West Fifteen Million Eight Hundred Thousand Dollars in settlement of those claims.

         On November 12, 2002, the Company initiated an invitation to its noteholders to offer to sell their Senior Notes, an aggregate outstanding principal balance of $106,489,000, to the Company for cash at a price within the range of $34 to $42 per $100 in principal amount. The Company’s purchase price (not including accrued interest) for the Senior Notes will be determined by the “Modified Dutch Auction” procedure. The Company is under no obligation to purchase any Senior Notes offered in connection with this invitation. Accordingly, the Company may decide to purchase all, less than all, or none of the Senior Notes from its noteholders. In connection with the invitation to offer Senior Notes, the Company is also conducting a consent solicitation to amend the indenture relating to the Senior Notes. The proposed amendments would, among other things, substantially remove all of the restrictive covenants as well as certain events of default related to such covenants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks, and as a result, our actual results may differ materially from those discussed here. These uncertainties and risks include among others, that our restructuring plans, which were approved in the third quarter of 2001 and in the second quarter of 2002, are adequate to provide positive cash flows; our ability to raise sufficient additional capital, if required, on acceptable terms and on a timely basis; receipt of full and timely payments from our customers; the successful execution of our expansion activities into new geographic markets on a timely and cost-effective basis; the pace at which new competitors enter our existing and planned markets; competitive responses of the Incumbent Local Exchange Carriers; execution of interconnection agreements with Incumbent Local Exchange Carriers on terms satisfactory to us; maintenance of our supply agreements for transmission facilities; continued acceptance of our services by new and existing customers; the outcome of legal and regulatory proceedings regarding reciprocal compensation for Internet-related calls and certain of our product offerings; the ability to attract and retain talented employees; the effective management of our working capital including investments, accounts receivables and inventory; replacements or upgrades of our technology and equipment that becomes obsolete; prevention of interruption of services from system failures or power outages; further reduction of the liquidity of the market for our common stock as a result of potential delisting from the Nasdaq SmallCap Market; and our ability to successfully access markets, install switching electronics, and obtain any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as regulatory, legislative and judicial developments that could cause actual results to differ materially from the future results indicated, expressed, or implied, in such forward-looking statements. These and other factors are discussed in our Prospectus dated November 3, 1999 and in our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission (SEC).

Overview

         Pac-West Telecomm, Inc. is a provider of integrated communications services in the western United States. Our customers include Internet service providers (ISPs), small and medium-sized businesses and enhanced communications service providers, many of which are communications intensive users. Our predecessor, also known as Pac-West Telecomm, Inc., began selling office phone systems in 1980 and reselling long distance service to small and medium-sized businesses and residential customers in 1982. Effective September 30, 1996, our predecessor transferred its telephone division to us. Prior to September 30, 1996, we did not conduct any operations and, since that time, we have focused our business strategy on operating as a provider of integrated communications services. In February 2000, we acquired all of the outstanding stock of Installnet, Inc. and two related companies (collectively, Installnet), which was headquartered in Southern California. Installnet was primarily engaged in the business of selling, installing and maintaining telecommunications equipment.

         For the three month periods ended September 30, 2002 and 2001, we had net revenues of approximately $34.2 million and $35.5 million, respectively, net income (loss) of $4.9 million and $(26.8) million, respectively, and adjusted EBITDA (earnings before interest, net, income taxes, depreciation and amortization, restructuring and impairment charges, gain on repurchase of bonds, and income or loss on asset dispositions) of approximately $7.1 million and $2.5 million, respectively. For the nine month periods ended September 30, 2002 and 2001, we had net revenues of approximately $115.8 million and $113.7 million, respectively, adjusted EBITDA, as previously defined, of approximately $30.5 million and $18.9 million, respectively, and net losses of $1.1 million (including restructuring and impairment charges and gains on repurchase of bonds) and $30.9 million (including restructuring and impairment charges), respectively.

         Adjusted EBITDA is not a defined measurement accepted by accounting principles generally accepted in the United States of America, and our definition of adjusted EBITDA may not necessarily be comparable to EBITDA used by other companies. Net income includes a number of non-cash factors, such as depreciation and amortization and impairment of assets, in addition to infrequently occurring items, such as restructuring charges and gains on repurchase of bonds, and as a result we believe that adjusted EBITDA is an important aid in providing information regarding how our operating activities contribute to cash flow. The following table reconciles adjusted EBITDA to the results of operations as reported in our financial statements:

	Three Month Period Ended		Nine Month Period Ended

	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Revenues	$34,201,000	$35,521,000	$115,792,000	$113,744,000

Less:

Cost of sales and operating expenses	12,478,000	16,471,000	40,245,000	43,305,000

Selling, general and administrative expenses	14,592,000	16,532,000	45,089,000	51,575,000

Adjusted EBITDA	$7,130,000	$2,518,000	$30,458,000	$18,864,000

         As of September 30, 2002, we had 324,100 total DS-0 (digital signal level of 64,000 bits per second) equivalent lines in service, referred to as “lines” going forward, a 34% increase from lines in service as of September 30, 2001. In response to technology and network design evolution toward increased data and VoIP standards, in the fourth quarter of 2001 we retroactively adjusted our line counting methodology to adopt industry standard bandwidth based measurement of lines in DS-0 equivalents. Our total lines in service, include wholesale and on-network retail DS-0 line equivalents. We have also segregated small to medium-size lines into on-network and off-network components as related to our decision to exit a number of off-network lines of business. For the quarter ended September 30, 2002, our minutes of use were 8.2 billion, an increase of 28% over the third quarter of 2001. For the nine month period ended September 30, 2002, our minutes of use were 23.6 billion, an increase of 22% over the nine month period ended September 30, 2001.

         In June 2002, we approved a restructuring plan that contained additional business initiatives to those approved and announced in August 2001. The June 2002 initiative was in to response to significant negative industry trends including bankruptcies and depressed valuations of public telecommunication companies, and included the closing of our switch facility in Colorado. In connection with such closing, we recorded a $9.3 million restructuring charge in the second quarter of 2002. Of this amount, $3.2 million related to the write-off of the net book value of leasehold improvements and equipment, which could not be redeployed to other locations and, in management’s best estimate, had a fair market value of zero; $2.8 million related to circuit commitment obligations; and $3.2 million related to future rent payments due for the abandoned premise in Colorado, which will be paid over the respective lease term which ends in fiscal year 2010. In order to estimate rent expense, we made certain assumptions related to this abandoned premise including: (1) the time period over which the premise would remain vacant, (2) sublease terms, and (3) estimated sublease rents. Due to the specialized nature of the switch facility and current economic conditions in Colorado, no sublease income was estimated. We anticipate operating and selling, general and administrative savings of approximately $0.5 million per quarter from the implementation of this restructuring plan, beginning in the fourth quarter of 2002. In August 2001, the Company approved and announced a restructuring plan which included suspension of its expansion plans in certain states, exiting of certain lower margin products and services, including residential resale and customer owned and maintained (COAM) equipment, and undertaking certain cost reduction initiatives. In addition to restructuring certain product offerings, the Company closed its switch facility in Utah, consolidated six sales offices, and completed a workforce reduction of approximately 200 employees as part of the restructuring initiative. As of September 30, 2002, a remaining restructuring liability of $7.6 million, net of non-cash charges, relating to both of the restructuring initiatives is included in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheet.

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

During the second quarter of fiscal year 2002, as a result of continued significant negative industry trends including bankruptcies and depressed valuations of public telecommunication companies, the Company’s analysis indicated certain property and equipment residing outside of California and Nevada, the Company’s primary business locations, that could not be redeployed in other locations was impaired. During the second quarter of 2002, in accordance with SFAS No. 144, the Company recorded an impairment charge of $7.2 million, which represented the difference between the net book value of the identified fixed assets and the discounted future cash flows resulting from the use of these assets over the average remaining useful lives. The Company's cash flow projections for each of the Company's geographic locations were developed using each location's historical growth rate. Certain locations outside of the Company's primary business locations had negative cash flows over the estimated useful lives of the assets under evaluation. The Company assigned a fair value of zero for those assets that could not be redeployed to business locations with positive cash flows.

         During the first and third quarters of 2002, we purchased from holders of our Senior Notes an aggregate of approximately $21 million and $23 million, respectively, principal amount of Senior Notes at a substantial discount to face value. The differences between the amounts we paid to the holders of the Senior Notes and the face values of the amounts purchased and costs paid to outside parties to complete the transaction, were recorded as gains on repurchase of bonds of $14.9 million and $26.8 million for the three and nine month periods ended September 30, 2002, respectively. We have recorded the gains on repurchase of bonds in accordance with Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement, issued in April 2002, rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted and, in general, are to be applied prospectively. We continue to review all of our debt obligations and are considering various alternatives to continue to reduce such obligations, including, among other things, the purchase of additional Senior Notes. Accordingly, on November 12, 2002, the Company initiated an invitation to its noteholders to offer to sell their Senior Notes, an aggregate outstanding principal balance of $106,489,000, to the Company for cash at a price within the range of $34 to $42 per $100 in principal amount and a related consent solicitation. See Note 19 – Subsequent Events and discussion in Liquidity and Capital Resources.

         On May 28, 2002, our common stock ceased being quoted on the Nasdaq National Market and began being quoted on the Nasdaq SmallCap Market. We applied for listing on the Nasdaq SmallCap Market in connection with the delisting of our common stock from the Nasdaq National Market system as a result of our common stock not meeting the Nasdaq’s minimum bid price requirement. To regain compliance with this requirement, the minimum closing bid price of our stock must close at $1.00 or above per share for a period of 10 consecutive business days. The bid price for our common stock has not closed above $1.00 per share since August 6, 2001. As a result of our listing on the Nasdaq SmallCap Market, we were afforded until August 13, 2002, to regain compliance with the minimum $1.00 bid price per share requirement. Although we did not meet the minimum per share requirement by this date, we did meet other financial criteria that enabled us to be afforded an additional 180 calendar days, or until February 10, 2003, to regain compliance. If we are unable to regain compliance with the Nasdaq’s minimum bid price requirements by February 10, 2003, we will receive notification that our securities will be delisted from the Nasdaq SmallCap Market. If this happens, we may appeal the decision to a Listing Qualifications Panel, however there can be no assurance that we will be afforded any additional time to regain compliance.

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

Factors Affecting Operations:

         Revenues. We derive our revenues from monthly recurring charges, usage charges, amortization of initial non-recurring charges and telephone equipment sales and service. Monthly recurring charges include the fees paid by customers for lines in service and additional features on those lines, as well as equipment collocation services. Usage charges consist of fees paid by end users for each call made, fees paid by incumbent local exchange carriers as reciprocal compensation for completion of their customers’ calls through Pac-West, and access charges paid by carriers for long distance traffic terminated by Pac-West. Initial non-

recurring charges are paid by end users, if applicable, for the initiation of our service. Initial non-recurring charges include payments received for installation services. These payments, and related costs up to the amount of revenues, are recognized as revenue and expense ratably over the term of the service contracts, generally 36 months. In accordance with Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements,” the Company recognizes revenue when there is persuasive evidence of an arrangement, delivery of the product or performance of the service has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.

         A substantial portion of our revenues is derived from reciprocal compensation paid by incumbent local exchange carriers with which we have interconnection agreements. The right of competitive local exchange carriers, such as the Company, to receive this type of compensation is the subject of numerous regulatory and legal challenges, further described below. Until the issues surrounding reciprocal compensation are ultimately resolved, the Company will continue to recognize reciprocal compensation as revenue when received in cash or when collectibility is reasonably assured. Accordingly, settlements the Company receives in connection with previously withheld reciprocal compensation billings are recognized as revenue in the month the cash is received. For the quarters ended September 30, 2002 and 2001, reciprocal compensation accounted for approximately 35% and 40%, respectively, of our revenues. For the nine month periods ended September 30, 2002 and 2001, reciprocal compensation accounted for approximately 45% and 41%, respectively, of our revenues. Reciprocal compensation revenue recorded in the first nine months of 2002 includes a settlement of $4.8 million received from Verizon, formerly known as GTE, related to previously withheld reciprocal compensation billings.

         On October 29, 2002, Pac-West entered into a Settlement Agreement with Pacific Bell regarding various disputes between the parties for charges billed by Pac-West in prior fiscal years and during 2002 through August 31st. Under the terms of the Settlement Agreement, Pacific Bell agreed to pay Pac-West Fifteen Million Eight Hundred Thousand Dollars in settlement of those claims.

         From June through December of 2001, Verizon California withheld certain reciprocal compensation payments on the basis that the amounts invoiced by the Company exceeded the amounts permissible under an order of the Federal Communications Commission (FCC) which permitted incumbent local exchange carriers to adopt a plan, on a statewide basis, containing such reduced rates. The Company contested Verizon’s withholdings before the California Public Utilities Commission, and on January 23, 2002, the California Public Utilities Commission ordered Verizon to pay all such withheld reciprocal compensation of approximately $4.8 million, plus interest. While, until the third quarter of 2001, the incumbent local exchange carriers have otherwise been paying the full amount of our reciprocal compensation billings since the latter half of 1999, some of these payments may be subject to a reservation of rights to appeal, contest or seek subsequent reimbursement of amounts previously paid by them for reciprocal compensation.

         On May 16, 2002, the California Public Utilities Commission implemented a UNE (Unbundled Network Element) pricing structure for local traffic exchanged with SBC in California. A regulatory hearing is underway to determine the appropriate rate elements and costs for interconnecting local traffic between carriers in the state of California. The impact of this pricing structure has reduced the Company’s reciprocal compensation revenues by approximately $2.0 million per month from previous billings.

         We expect that reciprocal compensation will continue to represent a significant portion of our revenues in the future, however, recorded reciprocal compensation as a percentage of revenues is expected to decline. We are currently negotiating and implementing new interconnection agreements and the terms including reciprocal compensation. The per minute reciprocal compensation rate we receive from SBC Communications, Inc. (SBC), formerly known as Pacific Bell, under our current agreement is significantly lower than it was under our previous agreement. Based on current market conditions, we expect the per minute reciprocal compensation rate could decline from historic rates under interconnection agreements in the future. Further, as discussed in Note 14 to the accompanying unaudited condensed consolidated financial statements, to the extent that the April 27, 2001 Federal regime for intercarrier compensation for ISP-bound traffic applies to the Company and is adopted by incumbent local exchange carriers exchanging traffic with the Company, reciprocal compensation or intercarrier compensation rates will decline. It is not possible to estimate the impact of the April 27, 2001 FCC regime at this time because the Federal regime does not alter existing contracts except to the extent that they incorporate changes of Federal law, and because adoption of the Federal regime is within the discretion of the incumbent local exchange carrier exchanging traffic with competitive local exchange carriers on a state-by-state basis. In addition, the rules are the subject of petitions for reconsideration before the FCC and review on remand from the U.S. Court of Appeals for the District of Columbia Circuit. In the event an incumbent local exchange carrier determines not to adopt the Federal regime, the incumbent local exchange carrier must pay the same rate for Internet service provider-bound traffic as for calls subject to reciprocal compensation. We cannot predict the impact of the FCC’s and the Court’s ruling on existing state decisions, the outcome of pending appeals or future litigation on this issue.

         Operating Costs. Operating costs are comprised primarily of leased transport charges, usage charges for long distance and intrastate calls and, to a lesser extent, reciprocal compensation we pay to other companies related to calls that originate with a Pac-West customer and terminate on the network of an incumbent local exchange carrier or other competitive local exchange carrier. Our leased transport charges include the lease payments we incur for the transmission facilities, or circuits, used to connect our customers to our switches and to connect to the incumbent local exchange carrier and other competitive local exchange carrier networks. Our operating costs are a significant component of total costs as a result of our strategy of leasing rather than building our own transport facilities. Our lease commitments often have initial lease terms in excess of one-year from the commitment date. When the lease commitment is fulfilled, the lease often converts to a month-to-month agreement and thus reduces our future lease commitments. In fiscal years 2000 and 2001, our lease payments for transmission facilities increased significantly as a result of our expansion at that time. During these years, we increased the capacity of our switching facilities in Los Angeles, Oakland and Stockton, California and completed new switching facilities in, or near, Phoenix, Arizona, Seattle, Washington, Denver Colorado and Salt Lake City, Utah. However, in connection with our restructuring initiatives announced in the third quarter of 2001 and the second quarter of 2002, designed, among other things, to improve our capital utilization and efficiencies, our recurring operating costs have decreased from prior periods. Although we continue to look for ways to continue to reduce our operating costs, we cannot guarantee that our operating costs will continue to decline in the future.

         Selling, General and Administrative Expenses. Our selling, general and administrative expenses include network development, administration and maintenance costs, selling and marketing, customer service, provisions for doubtful accounts, information technology, billing, corporate administration and personnel.

Quarterly Operating and Statistical Data:

         The following tables summarize the results of operations as a percentage of revenues for the three and nine month periods ended September 30, 2002 and 2001. Revenues for the nine month period ended 2002 include a payment received in the first quarter in connection with previously withheld reciprocal compensation of $4.8 million. The following data should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report:

	Three Month Periods Ended Sept. 30,

	2002	2001

	(unaudited)
Consolidated Statements of Operations Data:

Revenue	100.0%	100.0%

Costs of sales and operating expenses	36.5%	46.4%

Selling, general and administrative expenses	42.7%	46.5%

Depreciation and amortization expenses	29.5%	26.0%

Restructuring and impairment charges	0.1%	71.9%

Loss from operations	(8.7)%	(90.8)%

Gain on repurchase of bonds	43.4%	—

Net income (loss)	14.3%	(75.4)%

	Nine Month Periods Ended Sept. 30,

	2002	2001

	(unaudited)
Consolidated Statements of Operations Data:

Revenue	100.0%	100.0%

Costs of sales and operating expenses	34.8%	38.1%

Selling, general and administrative expenses	38.9%	45.3%

Depreciation and amortization expenses	26.1%	22.1%

Restructuring and impairment charges	14.2%	22.5%

Loss from operations	(14.0)%	(28.0)%

Gain on repurchase of bonds	23.1%	—

Net loss	(1.0)%	(27.2)%

         The following table sets forth unaudited statistical data for each of the specified quarters of 2002 and 2001. The operating and statistical data for any quarter are not necessarily indicative of results for any future period. Lines sold to date and lines in service to date for all quarters in the table below have been adjusted as discussed above in “—Overview”.

	Quarter Ended

	2002			2001

	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30

	(unaudited)
Ports equipped	944,644	944,644	768,000	652,800	672,000

Lines sold to date, net	328,649	323,249	322,939	240,053	253,434

Service provider DS-0 equivalent lines in service	272,950	271,802	214,145	193,266	202,801

Retail DS-0 equivalent lines in service	51,150	48,240	43,461	41,978	39,650

Total DS-0 equivalent lines in service	324,100	320,042	257,606	235,244	242,451

Quarterly minutes of use switched (in millions)	8,211	7,656	7,714	7,286	6,436

Capital expenditures (in thousands)	$3,511	$6,461	$7,488	$2,406	$5,092

Employees	402	406	402	407	428

Three Month Period Ended September 30, 2002 Compared to the Three Month Period Ended September 30, 2001:

         Consolidated revenues for the three month period ended September 30, 2002 decreased $1.3 million, or 3.7%, to $34.2 million from $35.5 million for the same period ended in 2001. The decrease in revenues was primarily attributed to a decrease from paid local interconnection charges, or reciprocal compensation revenue, of $2.0 million, or 14.2%, to $12.1 million from $14.1 million for the same period ended 2001. Although the number of minutes billed subject to reciprocal compensation revenues, in accordance with interconnection agreements the Company has with various carriers, increased 28% during the three month period ended September 30, 2002 from the same period ended September 30, 2001, this increase was offset by amounts SBC continued to withhold during the third quarter as a result of the UNE pricing structure for local traffic implemented by the California Public Utilities Commission. These withheld revenues were not recognized during the third quarter of 2002 due to the uncertainty of collection.

         Additionally, during the three month period ended September 30, 2002, product and service revenues related to discontinued sales of COAM equipment decreased $1.2 million to $13,000, or 98.9%, from $1.2 million for the same period ended in 2001 and revenues from local and long distances services decreased $0.4 million, or 10.3%, to $3.5 million from $3.9 million for the same period ended in 2001. These unfavorable variances between periods were partially offset by increased billings to our service provider customers of $0.8 million, or 8.2%, to $10.5 million from $9.7 million, increased billings to our business customers of $0.5 million, or 17.9%, to $3.3 million from $2.8 million, and an increase of $1.0 million, net in other interconnection charges for the three month period ended September 30, 2002 from the same period ended 2001.

         In 2001, the Company elected to discontinue certain low-margin products and services such as COAM equipment, residential resale and digital subscriber lines (DSL) and concentrate efforts in developing next generation offerings. This decision to discontinue low-margin products and services resulted in decreased revenues from product and service offerings of $1.2 million, or 98.9%, in the third quarter of 2002 compared to the same period ended 2001.

         Outbound local and long distance revenues, including toll-free numbers and travel card calls, decreased $0.4 million, or 10.3%, during the three month period ended September 30, 2002 from the same period ended in 2001. This decline in revenues between periods was a result of an unusually high number of minutes billed in the third quarter of 2001, combined with a decrease in the average rate per minute charged to customers during the three month period ended September 30, 2002 compared to the same period ended in 2001 as a result of competitive pricing pressures experienced in the marketplace.

         Direct billings to our service provider customers increased $0.8 million, or 8.2%, during the three month period ended September 30, 2002 from the same period ended September 30, 2001. As of September 30, 2002, lines in service to this market were 272,950 compared to 202,801 lines at September 30, 2001, a net increase of 34.6%. A significant portion of this line growth is related to one customer.

         Direct billings to small and medium-sized business customers also increased from September 30, 2001 generating $0.5 million, or 17.9%, in additional revenue during the quarter ended September 30, 2002. As of September 30, 2002 lines in service to our retail market increased from 39,650 lines at September 30, 2001 to 51,150 lines at September 30, 2002, an increase of 29.0%.

         Our consolidated operating costs for the three month period ended September 30, 2002 decreased $4.0 million, or 24.2%, to $12.5 million from $16.5 million for the corresponding period in 2001. Although we continue to experience an increase in network operations associated with a higher level of telecommunications activity our operating costs are declining from prior periods as a result of discontinuing certain low-margin products and services, specifically products and services related to COAM equipment and DSL, and improving capital utilization.

         Our consolidated selling, general and administrative expenses for the three month period ended September 30, 2002 decreased $1.9 million, or 11.5%, to $14.6 million from $16.5 million for the corresponding period in 2001. In 2001 and 2000, we incurred significant selling and marketing costs in connection with our efforts to expand our operations and establish a brand presence in markets before switches became operational and generated revenues. As a result of normal attrition and the workforce reduction implemented to respond to unfavorable market conditions and scale back our growth, described below, our headcount declined by 217 employees during the quarter ended September 30, 2001. As anticipated, this workforce reduction resulted in payroll savings of approximately $2.0 million for the three month period ended September 30, 2002 compared to the same three month period ended 2001. Additionally, the Company’s bad debt expense declined $1.1 million, or 93%, during the three month period ended September 30, 2002 from the same period ended 2001 as result of increased bad debt charges taken in 2001 relative to the softening economy. Partially offsetting these cost savings, however, were additional legal expenses incurred in connection with the Company’s efforts to defend its position on various reciprocal compensation proceedings described above in “—Factors Affecting Operations”, and additional maintenance and property tax expense incurred on purchases of equipment between periods. Selling, general and administrative expenses were 42.7% and 46.5% of revenues for the three month periods ended September 30, 2002 and 2001, respectively.

         In August 2001, the Company approved and announced a restructuring plan which included suspension of its expansion plans in certain states, exiting of certain lower margin products and services, including residential resale and COAM equipment, and undertaking certain cost reduction initiatives. In addition to restructuring certain product offerings, the Company closed its switch facility in Utah, consolidated six sales offices, and completed a workforce reduction of approximately 200 employees as part of the restructuring initiative.

         Our consolidated depreciation and amortization expense for the three month period ended September 30, 2002 increased $0.9 million to $10.1 million, from $9.2 million for the same period in 2001. Depreciation and amortization as a percentage of revenues increased to 29.5% for the quarter ended September 30, 2002 from 26.0% from the same period ended 2001. The increase in depreciation and amortization expense is primarily due to additional depreciation expense incurred on purchases of equipment placed in service since September 30, 2001. During the twelve month period ended September 30, 2002 the Company acquired an additional $19.9 million of property and equipment. Increased depreciation expense between periods was partially offset by decreased amortization expense of $0.6 million as a result of writing off the full net book value of our goodwill in the third quarter of 2001.

         During the third quarter of 2002, the Company purchased from holders of its Senior Notes an aggregate of approximately $23 million principal amount of Senior Notes at a substantial discount to face value. The difference between the amount the Company paid to the holders of the Senior Notes and the face value of the amount retired and costs paid to outside parties to complete the transaction, was recorded as a gain on repurchase of bonds of $14.9 million. We have recorded the gain on repurchase of bonds in accordance with Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement, issued in April 2002, rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted and, in general, are to be applied prospectively. We continue to review all of our debt obligations and are considering various alternatives to continue to reduce such obligations, including, among other things, the purchase of additional Senior Notes. Accordingly, on November 12, 2002, the Company initiated an invitation to its noteholders to offer to sell their Senior Notes, an aggregate outstanding principal balance of $106,489,000, to the Company for cash at a price within the range of $34 to $42 per $100 in principal amount and a related consent solicitation. See Note 19 – Subsequent Events.

         Our consolidated interest expense for the three month periods ended September 30, 2002 decreased $1.2 million, or 22.6%, to $4.1 million from $5.3 million for the same period ended 2001. Interest expense is net of capitalized interest. Interest expense over these two periods is primarily related to our Senior Notes issued on January 29, 1999, including amortization of related deferred financing costs associated with the offering over a period of ten years. As a result of purchasing from holders of our Senior Notes an aggregate of approximately $21 million and $23 million principal amount of Senior Notes during the first and third quarters of 2002, interest expense declined between quarters. During the three month period ended September 30, 2002 and 2001, the Company capitalized interest of $0.4 million and $0.2 million, respectively.

         The Company’s effective income tax rates for the three month periods ended September 30, 2002 and 2001 reflect the applicable Federal and state statutory income tax rates. For the three month periods ended September 30, 2002 and 2001, the Company’s effective income tax rate was 40% and 27%, respectively.

Nine Month Period Ended September 30, 2002 Compared to the Nine Month Period Ended September 30, 2001:

         Consolidated revenues for the nine month period ended September 30, 2002 increased $2.1 million, or 1.8%, to $115.8 million from $113.7 million for the same period ended in 2001. The increase in revenues was primarily attributed to an increase in local interconnection revenues of $4.8 million, or 10.3%, to $51.6 million from $46.8 million, increased billings to our service provider customers of $2.0 million, or 6.7%, to $31.6 million from $29.6 million, increased billings to our business customers of $1.5 million, or 19.2%, to $9.3 million from $7.8 million and an increase in other interconnection charges of $0.8 million from the same period ended 2001. These favorable variances were partially offset by a decrease in local and long distance usage revenues of $0.8 million, net or 7.3%, to $10.2 million from $11.0 million, and a decrease in product and service revenues related to discontinued sales of COAM equipment of $6.3 million, or 94.0%, to $0.4 million from $6.7 million for the same period ended in 2001.

         From June through December of 2001, Verizon California withheld certain reciprocal compensation payments on the basis that the amounts invoiced by the Company exceeded the amounts permissible under an order of the FCC which permitted incumbent local exchange carriers to adopt a plan, on a statewide basis, containing such reduced rates. The Company contested Verizon’s withholdings before the California Public Utilities Commission, and on January 23, 2002, the California Public Utilities Commission ordered Verizon to pay all such withheld amounts, which totaled approximately $4.8 million, plus interest. This amount was included in revenues when received in the first quarter of 2002. Additionally, while the number of inbound local calls remained fairly flat, the minutes subject to reciprocal compensation revenues in accordance with interconnection agreements increased 22% during the nine month period ended September 30, 2002 over the same period ended 2001. The effect of the increase in minutes combined with the payment received from Verizon in the first quarter of 2002, partially offset by amounts withheld by SBC and not recorded as revenue during the second quarter and third quarter as a result of the UNE pricing structure for local traffic implemented by the California Public Utilities Commission, resulted in a $4.8 million, or 10.3%, increase in paid interconnection revenues for the nine month period ended September 30, 2002 over the corresponding period in 2001.

         Direct billings to our service provider customers increased $2.0 million, or 6.7%, during the nine month period ended September 30, 2002 from the same period ended September 30, 2001. As of September 30, 2002, lines in service to this market were 272,950 compared to 202,801 lines at September 30, 2001, a net increase of 34.6%. A significant portion of this line growth is related to one customer.

         Direct billings to small and medium-sized business customers also increased from the nine month period ended September 30, 2001 generating $1.5 million, or 19.2%, in additional revenue during the nine month period ended September 30, 2002. As of September 30, 2002 lines in service to our retail market increased from 39,650 lines at September 30, 2001 to 51,150 lines at September 30, 2002, an increase of 29.0%.

         Outbound local and long distance revenues, including toll-free numbers and travel card calls, decreased $0.8 million, or 7.3%, during the nine month period ended September 30, 2002 from the same period ended in 2001. Although total minutes billed to customers increased between periods, the average rate per minute charged to customers was lower during the first nine months of 2002 than it was in the same period ended in 2001 as a result of competitive pricing pressures experienced in the marketplace.

         In 2001, we elected to discontinue certain low-margin products and services such as COAM equipment, residential resale and DSL and concentrate efforts in developing next generation offerings. This decision to discontinue low-margin products and services resulted in decreased revenues from product and service offerings of $6.3 million, or 94.0%, in the first nine months of 2002 compared to the same period ended 2001.

         Our consolidated operating costs for the nine month period ended September 30, 2002 decreased $3.1 million, or 7.2%, to $40.2 million from $43.3 million for the corresponding period in 2001. Although we continue to experience an increase in network operations associated with a higher level of telecommunications activity our operating costs are declining from prior periods as a result of discontinuing certain low-margin products and services, specifically products and services related to COAM equipment and DSL, and improving capital utilization.

         Our consolidated selling, general and administrative expenses for the nine month period ended September 30, 2002 decreased $6.5 million, or 12.6%, to $45.1 million from $51.6 million for the corresponding period in 2001. In 2001 and 2000, we incurred significant selling and marketing costs in connection with our anticipated efforts to expand our operations and establish ourselves in markets before switches became operational and generated revenues. However, as a result of normal attrition and the workforce reduction previously described, our headcount declined by 217 employees during the quarter ended September 30, 2001. As anticipated, this workforce reduction resulted in payroll savings of approximately $7.5 million for the nine month period ended September 30, 2002 from the same nine month period ended 2001. Additionally, the Company’s bad debt expense declined $0.8 million, or 34.4%, during the nine month period ended 2002 from the same period ended 2001 as result of increased bad debt charges taken in 2001 relative to the softening economy. Partially offsetting these cost savings, however, were additional legal expenses incurred in connection with the

Company’s efforts to defend its position on various reciprocal compensation proceedings described above in “—Factors Affecting Operations”, and additional maintenance and property tax expense incurred on purchases of equipment between periods. Selling, general and administrative expenses were 38.9% and 45.3% of revenues for the nine month periods ended September 30, 2002 and 2001, respectively.

         Our consolidated depreciation and amortization expense for the nine month period ended September 30, 2002 increased $5.0 million, or 19.8%, to $30.2 million from $25.2 million for the same period in 2001. Depreciation and amortization as a percentage of revenues increased to 26.1% for the nine month period ended September 30, 2002 from 22.1% from the same period ended 2001. The increase in depreciation and amortization expense is primarily due to additional depreciation expense incurred on purchases of equipment placed in service since September 30, 2001. During the twelve month period ended September 30, 2002 the Company acquired an additional $19.9 million of property and equipment. Increased depreciation expense between periods was partially offset by decreased amortization expense of $2.0 million as a result of writing off the full net book value of our goodwill in the third quarter of 2001.

         In June 2002, we approved a restructuring plan that contained additional business initiatives to those approved and announced in August 2001. The June 2002 initiative was in to response to significant negative industry trends including bankruptcies and depressed valuations of public telecommunication companies, and included the closing of our switch facility in Colorado. In connection with this closing, we recorded a $9.3 million restructuring charge in the second quarter of 2002. Of this amount, $3.2 million related to the write-off of leasehold improvements and equipment, which could not be redeployed to other locations and, in management’s best estimate, had a fair market value of zero; $2.8 million related to circuit commitment obligations; and $3.2 million related to future rent payments due (assuming sublease income zero) for the abandoned premise in Colorado which will be paid over the respective lease term which ends in fiscal year 2010. In order to estimate rent expense related to this premise we made certain assumptions including; (1) the time period over which the premise would remain vacant, (2) sublease terms, and (3) estimated sublease rents. No sublease income was estimated for the Colorado switching facility due to its specialized nature and current economic conditions. In August 2001, the Company approved and announced a restructuring plan which included suspension of its expansion plans in certain states, exiting of certain lower margin products and services, including residential resale and customer owned and maintained (COAM) equipment, and undertaking certain cost reduction initiatives. In addition to restructuring certain product offerings, the Company closed its switch facility in Utah, consolidated six sales offices, and completed a workforce reduction of approximately 200 employees as part of the restructuring initiative. As of September 30, 2002, a remaining restructuring liability of $7.6 million, net of non-cash charges, relating to both of the restructuring initiatives is included in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheet.

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the carrying amount of its property and equipment when events or changes in business circumstances have occurred which indicate the carrying amount of such assets may not be fully recoverable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. During the second quarter of fiscal year 2002, as a result of continued significant negative industry trends including bankruptcies and depressed valuations of public telecommunication companies, the Company’s analysis indicated that certain property and equipment residing outside of California and Nevada, the Company’s primary business locations, that could not be redeployed in other locations was impaired. During the second quarter of 2002, in accordance with SFAS No. 144, the Company recorded an impairment charge of $7.2 million, which represented the difference between the net book value of the identified fixed assets and the discounted future cash flows resulting from the use of these assets over the average remaining useful lives.

         During the first and third quarters of 2002, the Company purchased from holders of its Senior Notes an aggregate of approximately $43.5 million principal amount of Senior Notes at a substantial discount to face value. The differences between the amounts we paid to the holders of the Senior Notes and the face value of the amounts retired and costs paid to outside parties to complete the transactions, were recorded as gains on repurchase of bonds which totaled of $26.8 million for the nine month period ended September 30, 2002. We have recorded the gains on repurchase of bonds in accordance with Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB

Statement No. 13, and Technical Corrections.” This Statement, issued in April 2002, rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted and, in general, are to be applied prospectively. We continue to review all of our debt obligations and are considering various alternatives to continue to reduce such obligations, including, among other things, the purchase of additional Senior Notes. Accordingly, on November 12, 2002, the Company initiated an invitation to its noteholders to offer to sell their Senior Notes, an aggregate outstanding principal balance of $106,489,000, to the Company for cash at a price within the range of $34 to $42 per $100 in principal amount and a related consent solicitation. See Note 19 – Subsequent Events and discussion in Liquidity and Capital Resources.

         Our consolidated interest expense for the nine month periods ended September 30, 2002 decreased $1.0 million, or 6.8%, to $13.7 million from $14.7 million for the same period ended 2001. Interest expense is net of capitalized interest. Interest expense over these two periods is primarily related to our Senior Notes issued on January 29, 1999, including amortization of related deferred financing costs associated with the offering over a period of ten years. As a result of purchasing from holders of our Senior Notes an aggregate of approximately $43.5 million principal amount of Senior Notes during the first and third quarters of 2002, described above, interest expense on our Senior Notes declined between periods. However, these interest savings were partially offset by a reduction of capitalized interest between periods. During the nine month periods ended September 30, 2002 and 2001, the Company capitalized interest of $.9 million and $1.5 million, respectively.

         Our effective income tax rates for the nine month periods ended September 30, 2002 and 2001 reflect the applicable federal and state statutory income tax rates. For the nine month periods ended September 30, 2002 and 2001, our effective income tax rate was 40% and 28%, respectively.

Liquidity and Capital Resources:

         Net cash provided by operating activities was $25.8 million for the nine month period ended September 30, 2002 and was $3.7 million for the same period ended in 2001. The principal difference between periods was attributable to an increase in cash flow from on-going operations (excluding non-cash items including depreciation and amortization expense, gain on repurchase of bonds, restructuring and impairment charges and provision (benefit) from income taxes) of $8.0 million. Favorable operating income between periods is primarily due to reduced operating and selling, general and administrative expenses resulting from the implementation of our restructuring initiatives announced in the third quarter of 2001 combined with higher revenues. Operating cash flow also benefited in 2002 from $7.2 million of income tax refunds received in 2002 coupled with increased liabilities primarily resulting from accrued restructuring charges relating to our initiatives announced in the second quarter of 2002, which will be paid in the future.

         Net cash used in investing activities was $24.9 million for the nine month period ended September 30, 2002 compared to $5.4 million for the same period ended in 2001. During the nine month period ended September 30, 2002, the Company purchased $7.6 million, net of investments and sold $27.2 million, net of investments during the same period ended September 30, 2001. Partially offsetting 2002 purchases, was reduced capital spending between periods. During the nine month period ended September 30, 2002, the Company invested $17.5 million in capital equipment as compared to $32.8 million during the same period ended in 2001.

         Net cash provided by (used by) financing activities was $(40.4) million for the nine month period ended September 30, 2002 as compared to $7.0 million for the same period ended in 2001. During the first nine months of 2002, the Company paid down its $10 million Senior Credit Facility, which was initially drawn down during the second quarter of 2001. During the nine month period ended September 30, 2002, the Company purchased from holders of its Senior Notes an aggregate of approximately $43.5 million principal amount of Senior Notes at a substantial discount to face value. Total amounts paid to the holders of the Company’s Senior Notes for principal and interest was approximately $16.0 million. Additionally, during the nine month period ended September 30, 2002, the Company made a principal payment related to its

Indefeasible Right of Use (IRU) agreement with Qwest Communications, as described below, in addition to principal payments on its capital leases of $5.9 million compared to $3.1 million during the same period ended 2001.

         On June 30, 2000, the Company entered into an Indefeasible Right of Use (IRU) agreement with Qwest Communications (Qwest) to acquire rights of use of dedicated fiber optics circuits of OC-48 capacity connecting major metropolitan areas in California. The IRU agreement is for a term of 20 years and includes bargain purchase options at the end of the term. The total cost of the IRU is approximately $23.0 million of which $5.8 million was paid on July 28, 2000. During the second quarter of 2002, the Company amended the IRU Agreement with Qwest and entered into a short-term note payable, which extended the payment terms beyond the date the IRU became operational. In accordance with the new agreement, the Company paid Qwest $8.6 million on May 15, 2002, while the balance of $8.6 million consists of two principal payments of $4.4 million and $4.2 million, which are due and payable on December 15, 2002 and May 15, 2003, respectively. The payment due May 15, 2003 accrues interest at a variable rate equal to the Prime Rate plus 2% per annum. As the payment terms were revised from a traditional trade accounts payable activity to a financing activity under the terms of the amended payable to Qwest, the Company classified the $8.6 million payment made on May 15, 2002 as a financing activity within the condensed consolidated statements of cash flows for the nine month period ended September 30, 2002. The IRU is included in network and other communications equipment as of June 30, 2002 and included in projects-in-progress as of December 31, 2001. The balance of $8.6 million and $17.2 million payable to Qwest as of September 30, 2002 and December 31, 2001, respectively, is classified as Fiber IRU liability in the accompanying unaudited condensed consolidated balance sheets.

         The local telecommunications services business is capital intensive. The Company’s operations have required substantial capital investment for the design, acquisition, construction and implementation of our network. In response to a weakening economy, we have undertaken various initiatives intended to not only maximize our performance during this economic downturn, but to take advantage of emerging opportunities. Our business plan, as currently contemplated, anticipates additional capital expenditures of approximately $3.0 million during the balance of 2002, which is significantly lower than previously anticipated. Many capital purchases previously anticipated to be incurred in 2002 have been postponed to 2003. The actual cost of these additional capital expenditures will depend on a variety of factors. Additionally, our actual capital expenditure requirements may exceed, or fall below, the amounts described above.

         The Company’s Senior Credit Facility expired June 15, 2002 and was paid in full on this date. The Company is currently reviewing all of its debt obligations and is considering various alternatives to continue to reduce such obligations, including, among other things, the purchase of additional Senior Notes. On November 12, 2002, the Company initiated an invitation to its noteholders to offer to sell their Senior Notes, an aggregate outstanding principal balance of $106,489,000, to the Company for cash at a price within the range of $34 to $42 per $100 in principal amount. The Company’s purchase price (not including accrued interest) for the Senior Notes will be determined by the “Modified Dutch Auction” procedure. The Company is under no obligation to purchase any Senior Notes offered in connection with this invitation. Accordingly, the Company may decide to purchase all, less than all, or none of the Senior Notes from its noteholders. The Company expects to fund any purchases of its Senior Notes using available funds. Any such purchases could have a significant impact on the Company’s available cash position. However, the Company believes that the use of available cash to repurchase the Senior Notes will accelerate the Company’s goals of attaining future cash flow as a result of reduced annual interest expense. In connection with the invitation to offer Senior Notes, the Company is also conducting a consent solicitation to amend the indenture relating to the Senior Notes. The proposed amendments would, among other things, substantially remove all of the restrictive covenants as well as certain events of default related to such covenants.

         In 2001 and 2000, the Company leased $23.3 million of networking products manufactured by Cisco Systems, Inc. Equipment financed under this lease facility is being leased for a term of 36 months at which time the Company may purchase the equipment at fair market value. These networking products have been accounted for as a capital lease. During the three month periods ended September 30, 2002 and 2001, the

Company made principal payments and recorded depreciation expense of approximately $2.0 million and $1.5 million, respectively, related to this leased equipment. During the nine month periods ended September 30, 2002 and 2001, the Company made principal payments and recorded depreciation expense of approximately $5.9 million and $3.1 million, respectively. As of September 30, 2002, the Company has future obligations, excluding interest, of $12.2 million that will be paid over the remaining terms of the leased equipment.

         On May 16, 2002, the California Public Utilities Commission implemented a UNE (Unbundled Network Element) pricing structure for local traffic exchanged with SBC in California. This resulted in an approximately $9.0 million reduction in revenue recorded by the Company during the second and third quarters of 2002 pending regulatory clarity and a finalized interconnection agreement with SBC. If pending regulatory hearing confirms the existing UNE pricing structure as final, or the Company is unable to renegotiate a more favorable pricing structure within the interconnection agreement currently being negotiated, the Company estimates that the net effect of this recently adopted UNE pricing structure will continue to have a negative impact on revenues of approximately $2.0 million per month for the balance of 2002. However, there can be no assurances that the negative impact on revenues resulting from the implementation of the UNE will not be greater or less than the Company’s estimates at this time.

         The Company purchases its switching equipment and products from several suppliers. During the normal course of business, the Company may enter into agreements with certain of its suppliers, which allow these suppliers to have equipment or inventory available for purchase based upon criteria as defined by the Company. As of September 30, 2002, the Company did not have any material future purchase commitments to purchase equipment or inventory from any of its vendors. Additionally, from time to time, the Company has disputes with some of its third party vendors related to amounts owed for products purchased by, or services rendered to the Company. These disputes arise from a variety of factors including, among others, service issues, contract disputes and/or billing errors. The Company believes that it will be able to resolve these disputes to its satisfaction.

         The Company’s principal sources of funds for the next twelve months are anticipated to be from current cash and investment balances and cash flows from operating activities. The Company believes that these funds will provide sufficient liquidity and capital resources for the Company to fund its business plan, and any purchases of Senior Notes pursuant to the invitation to offer Senior Notes described above, for at least the next twelve months. No assurance can be given, however, that this will be the case. As currently contemplated, during the balance of 2002 and the first nine months of 2003 the Company expects to fund, among other things, its February 1, 2003 and August 1, 2003 semi-annual interest payment on the Senior Notes of approximately $7.2 million each (based upon the outstanding principal balance of $106,489,000 as of September 30, 2002), its $4.4 million and $4.2 million principal payment on the Fiber IRU due December 15th 2002 and May 15, 2003, respectively, anticipated capital expenditures of $20.0 million, and capital lease payments of $7.9 million. Although not currently contemplated, the foregoing statements do not take into account acquisitions, which, if made, would most likely be funded through a combination of cash and equity. Depending upon the Company’s rate of growth and profitability, among other things, the Company may require additional equity or debt financing to meet working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or, if available, will be on satisfactory terms.

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

Subsequent Events:

         On October 29, 2002, Pac-West entered into a Settlement Agreement with Pacific Bell regarding various disputes between the parties for charges billed by Pac-West in prior fiscal years and during 2002 through August 31st. Under the terms of the Settlement Agreement, Pacific Bell agreed to pay Pac-West Fifteen Million Eight Hundred Thousand Dollars in settlement of those claims.

         On November 12, 2002, the Company initiated an invitation to its noteholders to offer to sell their Senior Notes, an aggregate outstanding principal balance of $106,489,000, to the Company for cash at a price within the range of $34 to $42 per $100 in principal amount. The Company’s purchase price (not including accrued interest) for the Senior Notes will be determined by the “Modified Dutch Auction” procedure. The Company is under no obligation to purchase any Senior Notes offered in connection with this invitation. Accordingly, the Company may decide to purchase all, less than all, or none of the Senior Notes from its noteholders. In connection with the invitation to offer Senior Notes, the Company is also conducting a consent solicitation to amend the indenture relating to the Senior Notes. The proposed amendments would, among other things, substantially remove all of the restrictive covenants as well as certain events of default related to such covenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The SEC’s rule related to market risk disclosure requires that the Company describe and quantify its potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. The Company is not exposed to market risks from changes in foreign currency exchange rates or commodity prices. It does not hold derivative financial instruments nor does it hold securities for trading or speculative purposes. At September 30, 2002, the Company had $106.5 million of fixed rate notes outstanding, and consequently has no risk exposure associated with increasing interest rates on its debt. However, the Company is exposed to changes in interest rates on its investments in cash equivalents and investments. Substantially all of its investments in cash equivalents and investments are in money market funds that hold short-term investment grade commercial paper, treasury bills or other U.S. government obligations. Currently this reduces the Company’s exposure to long-term interest rate changes. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on its $50.5 million of cash equivalents and short-term investments at September 30, 2002 by approximately $0.5 million.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Within 90 days prior to the filing of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in accordance with Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, together with the other members of management participating in the evaluation, concluded that the Company is in compliance with the requirements of Rule 13a-15(a) of the Exchange Act.

(b)	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company’s evaluation of its disclosure controls and procedures. It should be recognized that the design of any system of controls is based upon certain assumptions about the scope of the tasks to be performed and the environment in which such tasks are to be performed, and there can be no assurance that any system will achieve its intended results under all circumstances.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

         See Note 14 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Operations—Revenues” for a description of certain legal proceedings involving the Company.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Periodic Report by Wallace W. Griffin and H. Ravi Brar under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On November 12, 2002, the Company filed a Current Report on form 8-K, which set forth as an exhibit thereto a press release announcing the Company’s initiation of an invitation to noteholders to offer to the Company for cash up to $106,489,000 in principal amount of its Senior Notes and a related consent solicitation.

Note: ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2002.

PAC-WEST TELECOMM, INC.

/s/ Wallace W. Griffin

Wallace W. Griffin

Chairman and Chief Executive Officer

/s/ H. Ravi Brar

H. Ravi Brar

Chief Financial Officer

Certification Pursuant to Rule 13a-14 and Rule 15d-14
of the Securities and Exchange Act of 1934

I, Wallace W. Griffin certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pac-West Telecomm, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls: and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Wallace W. Griffin

Wallace W. Griffin
Chairman and Chief Executive Officer

Certification Pursuant to Rule 13a-14 and Rule 15d-14
of the Securities and Exchange Act of 1934

I, H. Ravi Brar certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pac-West Telecomm, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls: and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ H. Ravi Brar

H. Ravi Brar
Chief Financial Officer