Form 10-Q/A
period 2002-09-30
PAC-WEST TELECOMM INC
filed 2003-03-17
CIK 1071598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

      This amendment is being filed in order to refine and clarify certain disclosure provided under Item 4 — Controls and Procedures in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002. These refinements and clarifications consist of (i) a clarification that the Chief Executive Officer and the Chief Financial Officer not only concluded that the Company was in compliance with Rule 13a-15(a) of the Securities Exchange Act of 1934, as amended, as it relates to disclosure controls and procedures, but that they also concluded that such disclosure controls and procedures are effective, and (ii) a clarification that the Company believes that its internal controls are designed to provide it with a reasonable assurance of achieving their intended effect.

      This amendment to the Company’s Quarterly Report on Form 10-Q amends and restates only those provisions of the previously filed Quarterly Report on Form 10-Q for the same period, which have been affected by the refinements described above and set forth in Item 4 — Controls and Procedures.

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

ITEM 4. CONTROLS AND PROCEDURES

         (a)    Within 90 days prior to the filing of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in accordance with Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, together with the other members of management participating in the evaluation, concluded that the Company is in compliance with the requirements of Rule 13a-15(a) of the Exchange Act and that the Company’s disclosure controls and procedures are effective.

         (b)    There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company’s evaluation of its disclosure controls and procedures. It should be recognized that the design of any system of controls is based upon certain assumptions about the scope of the tasks to be performed and the environment in which such tasks are to be performed. As such, the Company’s internal controls are designed to provide the Company with a reasonable assurance of achieving their intended effect.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

         See Note 14 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Operations—Revenues” for a description of certain legal proceedings involving the Company.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Periodic Report by Wallace W. Griffin and H. Ravi Brar pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On November 12, 2002, the Company filed a Current Report on form 8-K, which set forth as an exhibit thereto a press release announcing the Company’s initiation of an invitation to noteholders to offer to the Company for cash up to $106,489,000 in principal amount of its Senior Notes and a related consent solicitation.

Note: ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2003.

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

Date: March 17, 2003

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

Date: March 17, 2003

/s/ H. Ravi Brar

H. Ravi Brar
Chief Financial Officer