Form 10-Q/A
period 2002-09-30
PAC-WEST TELECOMM INC
filed 2003-03-21
CIK 1071598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note

      This amendment is being filed in order to delete the words “are designed to” from the last sentence of paragraph (b) under Item 4 — Controls and Procedures which previously provided “[a]s such, the Company’s internal controls are designed to provide the Company with a reasonable assurance of achieving their intended effect.” As amended, the sentence provides, “[a]s such, the Company’s internal controls provide the Company with a reasonable assurance of achieving their intended effect.”

      This amendment to the Company’s Quarterly Report on Form 10-Q amends and restates only those provisions of the previously filed Quarterly Report on Form 10-Q and Amendment No. 1 thereto for the same period, which have been affected by the refinements described above and set forth in Item 4 — Controls and Procedures.

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

         (b)    There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company’s evaluation of its disclosure controls and procedures. It should be recognized that the design of any system of controls is based upon certain assumptions about the scope of the tasks to be performed and the environment in which such tasks are to be performed. As such, the Company’s internal controls provide the Company with a reasonable assurance of achieving their intended effect.

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

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2003.

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

Date: March 21, 2003

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

Date: March 21, 2003

/s/ H. Ravi Brar

H. Ravi Brar
Chief Financial Officer