Form 10-K
period 2002-11-30
PAC-WEST TELECOMM INC
filed 2003-03-31
CIK 1071598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number    000-27743

Pac-West Telecomm, Inc.
(Exact name of Registrant as Specified in its Charter)

California	68-0383568
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1776 W. March Lane, Suite 250
Stockton, California    95207
(Address of Principal Executive Offices including Zip Code)

(209) 926-3300
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [     ]

      The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 25, 2003 as reported on the Nasdaq National Market System, was approximately $7,868,180. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 25, 2003, the Registrant had outstanding 36,450,444 shares of common stock.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act) Yes [   ]     No [ X]

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Pac-West Telecomm, Inc.'s Proxy Statement, to be delivered to its shareholders in connection with its Annual Meeting of Shareholders to be held June 9, 2003, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated by reference into Items 10 through 13 of Part III of this Annual Report on Form 10-K.

Pac-West Telecomm, Inc.
2002 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

ITEM 1. BUSINESS

The terms "the Company," "Pac-West," "we," "our," "us," and similar terms as used in this Form 10-K, refer to Pac-West Telecomm, Inc.

Our Company

The Company was incorporated in May 1996 in the State of California. Our predecessor (also known as Pac-West Telecomm, Inc.), which transferred its telephone division to our Company effective September 30, 1996, began offering long distance service in 1982 and local service in 1996 in California. Today Pac-West has evolved into a provider of wholesale and retail integrated communications services in the western United States. Our customers include Internet service providers and enhanced communications service providers, collectively referred to as service providers (SPs), and small and medium-sized enterprise (SME) businesses, many of which are communications- intensive users. We built our facilities-based network to capitalize on the significant growth in Internet usage and in the related demand for local telephone service by SPs, as well as the increasing demand of SME businesses for customized and integrated voice and data communications services. We believe the statewide footprint of our network, which encompasses all of the major metropolitan areas of California, provide us with a competitive advantage over incumbent local exchange carriers (ILECs) and other competitive local exchange carriers (CLECs), particularly for SPs. Our ubiquitous network in California enables SPs to provide their business and residential customers with access to Internet, paging and other data and voice services from almost any point in the state through a local call. We believe the breadth of our product offerings and the structure of our network enable us to generate high network utilization and strong gross profit margins.

In 2001, in response to a weakening economy and increasing competitive pressure resulting from lower than expected demand for telecommunications services and overcapacity in our industry, we shifted our strategy to margin improvement, cost containment, targeted development of our California markets and cash conservation rather than expansion of the network throughout the western United States. In connection with this shift in strategy, in August 2001, we approved a restructuring plan that provided for, among other initiatives, the suspension of our expansion plans into Idaho and New Mexico and the closure of our switch facility in Utah, which was completed in December 2001. The 2001 restructuring plan also provided for a reduction in workforce and the exit from certain lower margin services, including residential resale and customer owned and maintained equipment (COAM). In June 2002, in response to further weakening of the economy, additional competitive pressure from competitors who had reorganized and lowered their cost structure, overcapacity in our industry, and lower demand from customers for our products and services, we approved a restructuring plan that provided for, among other initiatives, the closure of our switch facility in Colorado, which was completed in December 2002. For additional information regarding our restructuring plans, please refer to Note 7 to our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Markets

We believe the opening of local markets to competition, growth in local traffic related to increases in Internet access, and the desire for one-stop integrated services by SME businesses continues to present significant opportunities for newer entrants to achieve penetration of the large, established local exchange services market. As a result, we have historically focused on offering our services to SP and SME businesses. In addition, during the fourth quarter of 2002, we began to explore a third market, known as the Interexchange Carrier market (IXC), which consists of carriers that send or receive local and long distance minutes across domestic and international voice networks. California represents one of the largest voice markets in the US, and as such is a major focus of many domestic and international carriers. We are in the early stages of investigating how we can serve the IXC market by offering carriers the opportunity to leverage our network coverage in California.

Network

We built our facilities-based network to capitalize on the significant growth in demand for Internet access and data and voice communications in addition to the increasing demands of SME businesses for customized, integrated communications services. We use a ''smart-build'' strategy, building and owning intelligent components of our network while leasing high capacity digital loops and transport lines from other carriers. We believe that this strategy has provided us with significant cost and time-to- market advantages over competitors that own both their switches and access networks. By owning our switches, we can configure our network to provide high performance, high reliability and cost-effective solutions for our customers' needs. By leasing our transport lines, we can reduce up-front capital expenditures, rapidly respond to increased demand, and provide low-cost redundancy. In addition to leasing our transport lines, we have a twenty year Indefeasible Right of Use (IRU) agreement for dedicated fiber optics circuits of OC-48 capacity connecting the major metropolitan areas within California, which are high volume markets for us. This IRU became operational in July 2002 and is intended to provide us with greater flexibility in creating and managing data and voice services. As the Company transitions existing circuits to the IRU, we anticipate a corresponding reduction in network operating costs.

Our ubiquitous network in California enables SPs to provide their business and residential customers with access to Internet, paging and other data and voice services from almost any point in the state through a local call. In this way, our customers can achieve statewide coverage with significantly lower capital and operating expenses. We currently aggregate and concentrate all of our network traffic into our high volume switching sites called SuperPOPs. Our switching sites offer SPs highly reliable, low cost tandem switching and the option to build lower cost networks by collocating equipment at our switching sites rather than in each local access and transport area (LATA). Our network includes digital connections in all LATAs in California as well as in key LATAs in Nevada, Washington, Oregon and Arizona. In addition, our interconnection arrangements and statewide leased transport network allow SPs to obtain coverage throughout the West Coast at local calling rates, which reduces switching and transmission costs.

Our facilities-based network also enables us to provide our SME business customers with local and long distance voice services, Internet access and high-speed data transport, giving them the ability to send and receive e-mail, exchange data between branch offices, and quickly download information from the Internet. By capitalizing on the growing demands of our SME business customers, we increase the incremental usage of our network as the peak hours for these customers are during the workday, the opposite of the peak hours of our SP customers, allowing for the maximum utilization of our network.

We believe that our network's broad market coverage results in:

  a higher volume of communications traffic both originating and terminating on our network which supports strong operating margins;

  enhanced reliability at competitive prices;

  the ability to leverage our investment in high capacity switching equipment and electronics;

  the opportunity for our network to provide backhaul carriage for other telecommunications service providers, such as long distance and wireless carriers; and

  access to an increased number of buildings with multiple tenants that can be directly connected to our switching network, which aids in maximizing the number of customers to which we can offer our services.

As of December 31, 2002, we had an installed capacity of 940,800 ports in California, Nevada, Washington and Arizona. We currently own and operate ten Alcatel digital tandem switches in or near Los Angeles (three switches), Oakland (two switches) and Stockton (two switches), California with one switch each in Las Vegas, Nevada, Phoenix, Arizona and Seattle, Washington. We are in the process of adding an additional switch in Oakland, California. We currently expect to complete and begin operating this additional switch during the second quarter of 2003.

Switching Platform. Currently we exclusively use Alcatel USA's digital tandem switches to switch calls between originating locations and final destinations. Although the switches we use are no longer in production, on-going maintenance and support for our switches are still provided to us by Alcatel. Our tandem switches have high call carrying capacity and multiple path call routing capabilities. Tandem switches are ideally suited for handling the high call volumes and long duration times involved in serving SP customers. Our uniform and advanced switching platform combined with the intelligence of our customized call processing software and adjunct processors enable us to:

  deploy features and functions quickly throughout our entire network;
  expand switch and transport capacity in a cost-effective, demand-based manner;
  lower maintenance costs through reduced training and spare parts requirements; and
  With the recent advancements in switch technology, we are currently investigating our options for the deployment of our first Next Generation Network Switch, which represents the latest technological improvements in switch capacity and configuration, sometime during the later half of 2003.

Transmission Capacity. We currently lease our transmission facilities from inter-exchange carriers, ILECs and other CLECs. We generally seek to lease fiber optic transmission facilities from multiple sources in each of our markets. In addition, as discussed above, we have purchased long-term rights of use and operate a high capacity fiber IRU connecting the major metropolitan areas within California.

Interconnection. We presently have interconnection agreements with SBC Communications, Inc. (SBC) (formerly Pacific Bell), Verizon Communications, Inc. (Verizon), Citizens Telecommunication Company of California, Inc. and Roseville Telephone Co. in California, Central Telephone Company (d/b/a Sprint of Nevada) and Nevada Bell in Nevada, Qwest Communications International, Inc. (Qwest) and Verizon in Washington and Oregon, Qwest in Arizona and Sprint Spectrum L.P in Nevada. We are currently negotiating and implementing new interconnection agreements and the terms of the related reciprocal compensation obligations with SBC and Verizon in California along with several other smaller carriers. Any existing agreements that may be in place will remain in force during the renegotiation process. As a result of adverse market conditions and recent regulatory rulings, the per minute reciprocal compensation rate we receive has declined during 2002. We believe the reciprocal compensation rate will continue to decline during 2003.

As discussed in further detail in Note 10 to the accompanying audited consolidated financial statements, to the extent that the April 27, 2001 Federal regime for intercarrier compensation for Internet service provider-bound traffic applies to the Company and is adopted by ILECs exchanging traffic with the Company, reciprocal compensation or intercarrier compensation rates will continue to decline for the foreseeable future. It is not possible to estimate the full impact of the Federal Communication Commission's (FCC) Order at this time because the Federal regime does not alter existing contracts except to the extent that they incorporate changes of Federal law, and because adoption of the Federal regime is within the discretion of the ILEC exchanging traffic with CLECs on a state-by-state basis. In the event an ILEC determines not to adopt the Federal regime, the ILEC must pay the same rate for Internet service provider traffic as for other calls subject to reciprocal compensation established by state commissions.

Interconnection agreements between ILECs and the Company are subject to approval of the relevant state commission, and under the terms of the Telecommunications Act of 1996, each ILEC which is subject to the Telecommunications Act of 1996 is required to negotiate an interconnection agreement with us. Where an interconnection agreement cannot be reached on terms and conditions satisfactory to us, we may pursue arbitration of any disputes before the state utility commissions.

Strategy

We have positioned ourselves as the high-value independent provider of integrated business communications solutions within our target markets. We believe that providing superior levels of customer service and network reliability while continuing to focus on becoming the low cost provider by reducing our expenses and offering products that provide significant margins represents the key to our competitive positioning strategy. In addition, we expect to emphasize the following strategies: leveraging our unique network footprint within California, continue to grow the SP market, targeting the SME business markets, expanding our portfolio of products in response to new opportunities and employing a two-tiered direct distribution channel.

Provide superior levels of customer service and network reliability. By providing higher levels of customer service than our competitors we believe that we differentiate ourselves in the marketplace. We believe that this focus on superior customer service on a company-wide basis, which we have internally branded as "Five Star," will provide us with the ability to sustain high levels of customer loyalty and allow us to achieve benchmark industry levels of churn and contract renewal.

In 2002, we began a program to improve network reliability through improved pro-active maintenance of our central office and network equipment. This central office reliability evaluation program, which we have named "CORE," is focused on preventative maintenance and includes hundreds of items that are required to be maintained and audited for compliance in each central office. Initial audits have been completed in each central office and all offices are planned to become CORE certified in 2003. We believe that CORE encompasses the highest standards in the industry for network reliability and the prevention of major network events.

Maintain our low cost structure. Since our inception 21 years ago, we have used a ''smart-build'' strategy, building and owning intelligent components of our network while leasing high capacity digital loops and transport lines from other carriers. We believe that this strategy has provided us with significant cost and time-to-market advantages over competitors that own both their switches and access networks. By owning our switches, we can configure our network to provide high performance, high reliability and cost- effective solutions for our customers' needs. By leasing our transport lines, we can reduce up-front capital expenditures, rapidly respond to increased demand, and provide low-cost redundancy.

In June 2002, we continued our efforts to manage and reduce costs by approving a restructuring plan that provided for certain business initiatives that were designed to augment those business initiatives approved as part of our 2001 restructuring plan. The 2002 restructuring plan was approved in response further weakening of the economy, additional competitive pressure resulting from competitors who had reorganized and lowered their cost structure, overcapacity in our industry and lower demand from customers for our products and services. Among other initiatives, the 2002 restructuring plan provided for the closure of our switch facility in Colorado, which was completed in December 2002. Our 2001 restructuring plan provided for, among other initiatives, the suspension of our expansion plans into Idaho and New Mexico and the closure of our switch facility in Utah, which was completed in December 2001. The 2001 restructuring plan also provided for a reduction in workforce and the exit from certain lower margin services, including residential resale and customer owned and maintained equipment (COAM). The implementation of the 2002 restructuring plan and the 2001 restructuring plan combined with our on-going actions to review and implement process improvements designed to decrease costs have resulted in savings of $3.8 million of cost of sales and $7.1 million in selling, general and administrative expenses in the year ended December 31, 2002 from the year ended December 31, 2001. We expect to maintain these cost savings, however no assurance can be made that the cost savings derived from the restructuring plans, or our additional efforts, will continue to improve our financial results in the future.

Leverage our network footprint within California. We have chosen to primarily concentrate our efforts in California as it is one of the largest economies in the world and we believe that it offers one of the world's most sophisticated markets. We believe the unique statewide footprint of our network, which encompasses all of the major metropolitan areas of the State, provide us with a competitive advantage over ILECs and other CLECs. Our network enables us to provide customers with access to telecommunication services from almost any point in the state through a local call. To facilitate high usage across our network we plan to enhance customer growth, deploy new products and build strategic relationships. In addition to our network in California, we also have switches in Nevada, Washington, and Arizona.

Continue to lead and grow the SP market. We are a leading provider of dial up Internet access and other Internet infrastructure services to SPs. In California, we provide our SP customers with the underlying infrastructure utilized by over 20% of the states residential dial up Internet subscribers. While the demand for Internet access in our target markets continues to grow, the demand for dial-up Internet access has slowed somewhat in the last two years. In this market environment, we have continued to achieve significant growth primarily due to what we believe is our superior value proposition created by our coverage and service reliability. Furthermore, in order to inspire loyalty and to increase usage across our network, we are developing new services to assist our SP customers with identifying operational improvements in their networks and new revenue enhancement products, which they can re-sell to their customers.

Target the SME business market. We believe that SME businesses have significant and increasing needs for advanced communications services. Many of our target customers want technologically advanced communications systems along with low cost bundled local, long distance, data and other enhanced services but have limited resources and expertise to design, purchase and maintain these kinds of systems and services. We also believe ILECs, which currently have most of the market share in California, and other CLECs operating within the state, do not adequately serve these target customers. We intend to continue our efforts as a leading provider of integrated communications services to SME businesses in California and Nevada by providing a complete product offering customers may choose from which include system design, equipment installation and maintenance, voice, data and long distance services, 24/7 support and subscription services with multi-year contracts. We believe that this product mix will enable us to more quickly penetrate new target markets and build customer loyalty in existing target markets.

Expand portfolio of products and services that provide higher margins and exit lower-margin products. In order to achieve our growth objectives, we expect to continue introducing new and innovative products and services. We recently added several new products to our portfolio, including:

  Integrated Access Service (IAS), targeted at SME businesses that currently have analog telephone service, such as a key system or Centrex service. IAS offers these customers a cost-effective solution for receiving integrated voice and Internet services over a T-1;

  Exchange Advantage, a high volume calling program for service providers with extremely high calling volumes; and

  Managed Dial Access Service enhancements, including Static IP Support and Multi-Port/Multi-Chasis Modem Bonding.

Employing two-tiered distribution channels. We believe that by employing a direct sales force combined with independent sales agents, both with extensive local market and telecommunications sales experience, we will enhance the likelihood of success in the markets we currently serve and new markets which we may choose to enter. Salespeople with experience in a particular market provide us with extensive knowledge of our target customer base through existing relationships with these customers. To support the SME business market, we continuously monitor our sales, customer care and service delivery forces in the markets we serve to ensure that we can continue to provide our customers with superior service.

Products and Services

Our products and services are designed to appeal to targeted telecommunications needs of our customers, which fall primarily into two categories: SPs, to whom we provide wholesale services and SME businesses, to whom we provide retail services.

Wholesale services to SPs. As a wholesale services provider, we offer a number of network services to several long- standing customers, as well as to new and emerging markets. These services are typically combined into a packaged solution primarily consisting of:

High-Volume Multi-Rate Center Local Service This service offers our customers the ability to establish local points of presence (POPs) throughout our network with minimal capital investment, which dramatically expands their coverage, while at the same time reduces their overall costs.

Dial Access Services. A packaged product that includes incoming call access lines, modems, routers, and authentication services. This product provides SP customers with a non-capital intensive means of quickly establishing local points of presence throughout our coverage area. This service can be delivered through a fixed monthly recurring charge, or as a pay as you go, usage based model. Additionally, we provide customer facing reporting tools that allow our customers to effectively manage their traffic patterns that ride the modem platform.

Collocation. Collocation enables our customers to install their equipment in any or all of our switch facilities and interconnect directly to our central office switching, transport and data equipment. Collocated equipment is protected by the same cooling, power back-up and security systems protecting our switches. An SP's ability to collocate equipment at a limited number of sites, rather than in each LATA, reduces their capital expenditures and maintenance requirements. We receive monthly rental revenue from the SP for the space and power used.

Retail services for SME businesses. We provide integrated voice and data communications solutions through three primary service packages:

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

Facilities Based Dial Tone (FBDT). This service is marketed toward SME businesses, which already own a phone system. For a monthly fee, we provide these customers with an integrated solution of voice and data services, typically consisting of local and long distance services, data transport and Internet access services.

Integrated Access Service (IAS). This service is targeted at SME businesses that currently have analog telephone service, such as a key system or Centrex service. IAS offers these customers a cost-effective solution for receiving integrated voice and Internet services over a single T-1.

The major components of these bundled offerings are:

Local Services. We provide local dial-tone services to SME business customers, allowing them to complete calls in a local calling area and to access long distance carriers. Local services and long distance services can be bundled together using the same transport facility. Our network is designed to allow a customer to easily increase or decrease capacity and alter enhanced communications services as the communications requirements of the business change. In addition to our core local services, we also provide access to third party directory assistance and operator services.

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

Data Transport and Internet Access. We provide data communications solutions that enable SME business customers with multiple locations to connect their sites through our data network. Additionally, we offer SME business customers the ability to access the public Internet via a dedicated broadband T-1 or fractional T-1 connection.

Enhanced Services. In addition to providing typical enhanced services such as voicemail, call transfer and conference calling, we offer additional value-added enhanced services to compliment our core local and long distance services such as our voice and fax mail service, constant touch, remote call forwarding and four digit dialing between customer locations on our network.

Sales and Marketing

Sales. We have built an experienced direct sales force. We recruit salespeople with strong sales backgrounds in our existing and target markets, including salespeople from long distance companies, telecommunications equipment manufacturers, network systems integrators and ILECs. We plan to continue to attract and retain highly qualified salespeople by offering them an opportunity to work with an experienced management team in an entrepreneurial environment and to participate in the potential economic rewards made available through a results-oriented compensation program that emphasizes sales commissions. We currently have eight retail sales offices, seven of which are located in California with one in Nevada. Our retail sales offices are responsible for renewals and continued growth of our SME customer base. Additionally, we have an experienced sales force to source new customer SP opportunities from around the country. Our SP sales team members also serve as Account Managers to administer the growth and maintenance of our largest SP customers.

Marketing. We seek to position ourselves as a provider of superior customer service and a high quality alternative to the ILECs and other CLECs for integrated telecommunications services by offering a high level of network reliability, superior customer support on a company wide basis, which we have branded as "Five Star" and bundled solutions for competitive value. We have built and intend to continue to build our reputation and brand identity by working closely with our customers to help them grow their business and develop services tailored to their particular needs.

Vertical Markets. We have accelerated our focus on several vertical markets within both our retail and wholesale product lines, such as auto dealerships, real estate firms and financial institutions. We have concentrated on specific customer requirements within these vertical markets, developing unique product bundles, which appeal directly to these customer groups

Customer and Technical Service. We believe that our ability to consistently deliver superior customer and technical service is a key factor in acquiring new customers and reducing churn of existing customers. We have developed a customer service strategy designed to effectively meet the service requirements of our target customers. The principal salesperson for each customer provides the first line of customer service by identifying and resolving any customer concerns. Customer relations representatives and managers provide real time problem identification and resolution. All of these services are supported by our experienced engineering and technical staff.

Customers

We focus on providing integrated communications services to SPs and SME businesses, many of which are communications-intensive users. For the twelve-month period ended December 31, 2002, seventeen of our top twenty customers were SP customers as measured by revenues. SP customers offer internet access, unified messaging platforms, pre-paid platforms, fax mail services, and voice mail services and represent potential large volume users of our services. The characteristics of this market segment not only offer us the potential to sell more trunks and bill more minutes of use but also allow us to improve the utilization of our resources. For the years ended December 31, 2002, 2001 and 2000, SP revenue accounted for approximately 25%, 26% and 21% respectively, of our total revenues. SP revenue does not include reciprocal compensation related to terminating calls to SPs, long distance services and dedicated transport services.

Our other significant targeted market segment is the SME business segment. The demand of SME businesses for customized integrated voice and data communications services allow us to increase the incremental usage of our networks during workday hours, the opposite of the peak hours for our SP customers, allowing for the maximum utilization of our network 24/7.

Financial Information about Industry Segments

Pac-West operates in a single industry segment, telecommunications services. Operations are managed and financial performance is evaluated based on the delivery of multiple communications services to customers over common networks and facilities. Please refer to Note 16 to our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information related to revenues by service type.

Seasonality

There is no significant seasonality to any of the Company's products or services although some of our customers do experience some seasonality in their business and related demand for telecommunications services. However, we believe that the seasonality effects of the businesses of individual customers does not have a significant impact on our consolidated revenues.

Significant Relationships

Reciprocal compensation payments from ILECs accounted for approximately 48.7%, 41.6% and 44.7% of our total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Reciprocal compensation recorded as revenue in 2002 includes payments received for settlements in connection with disputes over previously withheld reciprocal compensation, which amounted to $20.6 million, or 12.6%, of our total 2002 revenue. The revenues from these ILECs are the result of interconnection agreements we have entered into with them that provide for the transport and termination of local telecommunication traffic. Reciprocal compensation payments are currently an important source of revenue for us, and as a result, the failure, for any reason, of one or more ILECs from which we receive reciprocal compensation payments to make all or a significant portion of such payments in the future could adversely affect our financial condition. Reciprocal compensation revenue is a function of the number of calls we terminate, the minutes of use associated with such calls and the rates we are compensated at by ILECs. During 2002, we experienced an average decrease of approximately 57.6% in the rate at which we are compensated at by ILECs. Further reductions in reciprocal compensation rates in 2003 are anticipated. Although we have been successful in partially offsetting the impact of reductions in reciprocal compensation rates on our total revenues with increases in both the number of calls we terminate and in the total minutes of use associated with such calls, there can be no assurances that we will be able to continue to do so. The impact of future reductions in reciprocal compensation rates on our total revenue will continue to be determined by our ability to partially offset rate reductions with increased usage. For further information related to reciprocal compensation please refer to the discussion below in "--Regulation" and in Note 10 to our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Reciprocal compensation payments from SBC accounted for approximately 31.5%, 32.8% and 34.0% of our total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Reciprocal compensation payments from Verizon accounted for approximately 16.0%, 7.4% and 10.4% of our total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. No other entities accounted for more than 10% of our total revenues for these periods.

SBC, from whom we are paid the largest amount of reciprocal compensation, is also our largest source of operating costs, accounting for 32.4%, 34.9% and 35.2% of the Company's operating costs for the years ended December 31, 2002, 2001 and 2000, respectively.

Competition

The telecommunications industry is both highly competitive and dominated by the ILECs who enjoy the benefit of significant market share earned over time when there was little to no competition in the marketplace. In this environment, we believe that the principal competitive factors differentiating our business from the competition will be customer service, network reliability, accurate billing, pricing levels and policies, and, to a lesser extent, a unique range of products and service offerings. Our ability to compete effectively will depend upon our continued ability to deliver high quality, value added, services at prices which are in accordance with accepted market rates. We believe that our ability to provide exceptional customer service in tandem with our unique statewide network in California will differentiate us in the marketplace. Many of our current and potential competitors have financial, personnel, and other resources, including brand name recognition, substantially greater than ours as well as other competitive advantages over us. Although we must be in a position to reduce our prices, if necessary, to meet rate reductions by our competitors, any such reductions could adversely affect us.

Incumbent Local Exchange Carriers. In each of the markets we target, we will compete principally with the ILECs serving that area, such as SBC and Verizon in California, and Qwest in Arizona, Oregon, and Washington. Some ILECs in our territory, including Verizon and SBC in California, and Qwest in Washington, are offering long distance services to their local telephone customers. Qwest is actively seeking removal of Federal regulatory restrictions that prevents it from entering the long distance market in the remainder of its territory and may obtain approval in the remaining states within the next year or two. We believe ILECs expect to offset market share losses in their local markets by capturing a significant percentage of the long distance market, especially in the residential segment where the ILECs strong regional brand names and extensive advertising campaigns may be very successful. For more information, please refer to discussion below in ''Regulation."

Due to the market dominance of the ILECs and other local telephone companies, we have not achieved a significant market share for any of our SME business services. In particular, the ILECs and other incumbent local telephone companies have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than ours, have the potential to subsidize competitive services with revenues from a variety of businesses, have long-standing relationships with regulatory authorities at the Federal and state levels, and currently benefit from certain existing regulations and regulated subsidies that favor the ILECs over their competitors in certain respects. While regulatory initiatives, which allow CLECs such as ourselves to interconnect with ILEC facilities, provide us with increased business opportunities, such interconnection opportunities have been, and likely will continue to be, accompanied by increased pricing flexibility for, and relaxation of regulatory oversight of, the ILECs.

Competitive Access Carriers/Competitive Local Exchange Carriers/Other Market Entrants. We also face, and expect to continue to face, competition from other current and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange market such as AT&T Corporation, WorldCom Inc. and Sprint Corporation and from other CLECs, possibly out-of-region ILECs, resellers of local exchange services, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users. In addition, a renewed trend toward consolidation as a result of mergers, acquisitions and strategic alliances in the telecommunications industry could also affect the level of competition we face. Consolidation has already occurred in the ILEC industry, with the consolidations of Qwest and US West, Bell Atlantic and GTE and SBC and Pacific Bell. These types of consolidations and alliances put us at a greater competitive disadvantage.

The Telecommunications Act of 1996 imposes certain regulatory requirements on all local exchange carriers, including competitors such as ourselves, while granting the FCC expanded authority to reduce the level of regulation applicable to any or all telecommunications carriers, including ILECs. The manner in which these provisions of the Telecommunications Act of 1996 are interpreted, implemented and enforced could have a material adverse effect on our ability to successfully compete against ILECs and other telecommunications service providers.

Due to the readily available sources of capital during the 1990s, many CLECs and other incumbent carriers built their own networks, including fiber transport capacity, as a key component of their operating plans. This resulted in an excess of network capacity in many areas throughout the U.S with insufficient traffic volumes to cover the corresponding cost of capital and debt loads that were necessary to build the network infrastructures. Accordingly, some of the companies have not survived or have been forced to reorganize, often through bankruptcy. When these companies reorganize they generally have new, lower cost structures which often allow them to aggressively price their products and services, effectively driving down market rates.

Competition for Provision of Long Distance Services. The long distance telecommunications industry has numerous entities competing for the same customers and a high average churn rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline with the advent of the authorization by the FCC to allow ILECs to offer long distance services in many states. Additionally, the continued effect of bundling multiple services into a single product offer will continue to lower the effective rate of long distance service.

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

Regulation

The following summary of regulatory developments and legislation does not purport to describe all present and proposed Federal, state and local regulations and legislation affecting the telecommunications industry or the Company, all of which are available in the public record. Other existing Federal and state legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals, which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry or the Company, can be predicted at this time. This section also includes a brief description of regulatory and tariff issues pertaining to the operation of the Company's business, which is subject to varying degrees of Federal, state and local regulation.

Federal Regulation

The FCC regulates interstate and international telecommunications services. We provide service on a common carrier basis. The FCC imposes certain regulations on common carriers such as the regional Bell operating companies that have some degree of market power. The FCC imposes less regulation on common carriers without market power including, to date, CLECs. Among other obligations, common carriers are generally subject to nondiscrimination requirements, as well as certain service reporting requirements. The FCC also requires common carriers to receive an authorization to construct and operate telecommunications facilities, and to provide or resell telecommunications services, between the United States and international points.

In August 1996, the FCC released an interconnection decision establishing rules implementing the Telecommunications Act of 1996 requirements that ILECs negotiate interconnection agreements and providing guidelines for review of such agreements by state public utilities commissions. In 1997, certain of these rules were vacated on appeal to the U.S. Court of Appeals for the Eighth Circuit. In January 1999, the Supreme Court reversed most aspects of the Eighth Circuit's holdings with respect to FCC jurisdiction and, among other things, declared that the FCC has general authority under the Telecommunications Act of 1996 to promulgate regulations governing local interconnection pricing, including regulations governing reciprocal compensation. The Supreme Court also upheld most of the FCC's rules governing access to unbundled network elements (UNEs). The Court, however, remanded to the FCC its designation of UNEs based on the FCC's use of an improper standard to determine whether an unbundled element must be made available. In November 1999, the FCC released an order largely retaining its list of UNEs, but eliminating the requirement that ILECs provide unbundled access to operator and directory assistance service and determined that in the most dense areas of the top 50 metropolitan areas, in certain circumstances, local switching need not be unbundled. The FCC at the same time added dark fiber to the list of UNEs. On May 24, 2002, the U.S. Court of Appeals for the District of Columbia Circuit remanded the decision back to the FCC for further consideration of the standard it had employed. On February 20, 2003 the FCC reapproved an order in its Triennial Review proceeding concerning the appropriateness of its unbundled network element designations. Since the FCC has yet to release its order or the underlying rules we cannot fully address the impact of the order on us.

In July 2000, the U.S. Court of Appeals for the Eighth Circuit issued its order concerning the issues left unresolved by the Supreme Court. It vacated certain of the FCC's rules. On May 13, 2002, the U.S. Supreme Court upheld the FCC's forward looking pricing methodology used in determining the price of UNEs from ILECs, and the requirement that ILECs must provision combinations of UNEs that are not already combined.

The Telecommunications Act of 1996 is intended to increase competition. The act opens the local services market by requiring ILECs to permit interconnection to their networks and establishing ILEC obligations with respect to:

Reciprocal Compensation. Requires all ILECs and CLECs to complete calls originated by competing carriers under reciprocal arrangements at prices based on a reasonable approximation of incremental cost or through mutual exchange of traffic without explicit payment;

Resale. Requires all ILECs and CLECs to permit resale of their telecommunications services without unreasonable restrictions or conditions. In addition, ILECs are required to offer wholesale versions of all retail services to other telecommunications carriers for resale at discounted rates, based on the costs avoided by the ILEC in the wholesale offering;

Interconnection. Requires all ILECs and CLECs to permit their competitors to interconnect with their facilities. Requires all ILECs to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit. At the option of the carrier seeking interconnection, collocation of the requesting carrier's equipment in the ILECs' premises must be offered, except where an ILEC can demonstrate space limitations or other technical impediments to collocation;

Unbundled Access. Requires all ILECs to provide nondiscriminatory access to UNEs, including certain network facilities, equipment, features, functions, and capabilities, at any technically feasible point within their networks. Such access must be on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit.

Number Portability. Requires all ILECs and CLECs to permit users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications carrier to another;

Dialing Parity. Requires all ILECs and CLECs to provide ''1+'' equal access to competing providers of telephone exchange service and toll service, and to provide nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing, with no unreasonable dialing delays; and

Access to Rights-of-Way. Requires all ILECs and CLECs to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

ILECs are required to negotiate in good faith with carriers requesting any or all of the above arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request arbitration of the disputed issues by the state regulatory commission. Where an agreement has not been reached ILECs remain subject to interconnection obligations established by the FCC and state regulatory commissions.

In May 1997, the FCC released an order establishing a significantly expanded Federal universal service subsidy regime. For example, the FCC established new subsidies for telecommunications and information services provided to qualifying schools and libraries and for services provided to rural health care providers. The FCC also expanded the Federal subsidies for local exchange telephone service provided to low-income consumers. Providers of interstate telecommunications service, such as ourselves, as well as certain other entities, must pay for these programs. Our share of these Federal subsidy funds are based on our share of certain defined telecommunications end-user revenues. To offset this expense, we currently charge our customers a surcharge on all interstate usage, subject to periodic adjustment. On December 13, 2002 the FCC adopted a Report and Order modifying the current method of assessing carrier contribution to the universal service fund. The revised revenue based methodology will impose universal service contributions on the basis of projected and collected end user revenues. The new methodology is an interim one pending a further FCC proceeding. The FCC and a Federal-state joint board also are continuing to examine and revise various aspects of universal service. We cannot predict the effect that further regulatory or judicial revision of the universal service regime will have on our business, financial condition or results of operations.

The Telecommunications Act of 1996 permitted the regional Bell operating companies to enter the out-of-region long distance market immediately upon its enactment. Further, provisions of the Telecommunications Act of 1996 permit a regional Bell operating company to enter the long distance market in its traditional service area if it satisfies several procedural and substantive requirements in those states in which it seeks long distance relief. These requirements include obtaining FCC approval upon a showing that the regional Bell operating company has entered into interconnection agreements or, under some circumstances, has offered to do so. The interconnection agreements must satisfy a 14-point checklist of competitive requirements and the FCC must be satisfied that the regional Bell operating companies' entry into long distance markets is in the public interest. To date, the FCC has approved applications to provide long distance services for 35 states, including California and Washington in the regions where we compete.

In accordance with authority granted by the FCC, we resell the international telecommunications services of other common carriers between the United States and international points.

In October 1996, the FCC adopted an order eliminating the requirement that non-dominant interstate carriers such as ourselves maintain tariffs on file with the FCC for domestic interstate and international end user services, and prohibiting the use of such tariffs. In June 1997, the FCC issued another order, which allows non-dominant carriers, such as ourselves, to offer interstate access services without the filing of tariffs. Accordingly, non- dominant interstate and international service providers are no longer able to rely on the filing of tariffs with the FCC as a means of providing notice to end user customers of prices, terms, and conditions under which they offer their domestic interstate interexchange and international services. The obligation to provide non-discriminatory, just and reasonable prices remains unchanged under the Communications Act of 1934. While tariffs provided a means of providing notice of prices, terms and conditions, we intend to rely primarily on our sales force and direct marketing to provide such information to our customers.

To the extent we provide interexchange telecommunications service, we are required to pay access charges to ILECs and other CLECs when we use the facilities of those companies to originate or terminate interexchange calls. Also, as a CLEC, we provide access services to other interexchange service providers. The interstate access charges of ILECs are subject to extensive regulation by the FCC, while those of CLECs are subject to a lesser degree of FCC regulation. In several orders adopted in recent years, the FCC has made major changes in the structure of access charges. Although these orders will not apply directly to CLECs, ILEC reductions in switched access charges may place some downward pressure on CLECs to reduce their own switched access charges. A Petition for Reconsideration of one of these orders, the Coalition for Affordable Long Distance Service (CALLS) Order is currently before the FCC. The Order was appealed to the U.S. Court of Appeals for the District of Columbia Circuit. The Court remanded the case to the FCC.

In August 1999, the FCC adopted an order granting price cap local exchange carriers additional pricing flexibility, implementing certain access charge reforms, and seeking comment on others. The order provides certain immediate regulatory relief to price cap carriers and sets a framework of ''triggers'' to provide these companies with greater flexibility to set interstate access rates as competition increases. On February 2, 2001, the U.S. Court of Appeals for the District of Columbia Circuit upheld the FCC rules regarding pricing flexibility. The FCC has granted pricing flexibility applications for switched access services in a number of cities. Additional petitions for pricing flexibility are presently pending.

On May 21, 2001, the FCC's new rules governing CLEC interstate access charges became effective. The rules establish an initial maximum rate of 2.5 cents per minute for interstate access charges for the first year. In the second year, the rate is reduced to 1.8 cents per minute. In the third year, the rate is further reduced to 1.2 cents per minute. At the end of the third year, the benchmark rate is reduced to the level of the ILEC. A CLEC may not file tariffs for above benchmark rates unless the ILEC in whose territory it operates charges a higher rate, in which case the CLEC may charge the higher ILEC rate or the rate it had tariffed in the previous six months, if lower than ILEC's rate. A CLEC may charge a rate higher than the benchmark if the long distance carrier, through negotiations, agrees to such a higher rate.

In addition, the FCC only allowed a CLEC to charge the benchmark rates in those areas in which the CLEC was actually serving customers on May 21, 2001. In new service areas, the CLEC may only tariff rates as high as the ILEC. In the same order, the FCC determined that a long distance carrier's refusal to serve customers of a CLEC that tariffs the FCC's benchmark rates would generally violate the long distance carrier's duty as a common carrier to provide service on a reasonable basis. The manner in which the FCC continues to implement its approach to lowering access charge levels could have a material effect on our ability to compete in providing interstate access services. Several petitions for reconsideration of the FCC's order were filed with the FCC, as well as appeals to the U.S. Court of Appeals for the District of Columbia Circuit. The Court granted the FCC's request to hold the appeals in abeyance until the FCC decides the motions for reconsideration

In February 1999, the FCC issued a declaratory ruling on the issue of inter-carrier compensation for calls bound to Internet service providers. The FCC ruled that the calls are jurisdictionally mixed, but largely interstate calls. The FCC, however, determined that this issue did not resolve the question of whether inter-carrier reciprocal compensation is owed for such calls under existing interconnection agreements. The FCC noted a number of factors that would allow the state public utilities commissions to continue to require the payment of reciprocal compensation. In March 2000, the U.S. Court of Appeals for the District of Columbia vacated the FCC's declaratory ruling and remanded the matter to the FCC. The Court determined that the FCC has not provided a reasoned basis for treating calls to Internet service providers differently from other local calls.

On April 27, 2001, the FCC released its Order on Remand regarding intercarrier compensation for Internet service provider-bound traffic. The FCC asserted exclusive jurisdiction over Internet service provider-bound traffic and established a new interim intercarrier compensation regime for Internet service provider-bound traffic with capped rates above a fixed traffic exchange ratio. Traffic in excess of a ratio of 3:1 (terminating minutes to originating minutes) is presumed to be ISP-bound traffic, and is to be compensated at rates that decrease from $.0015 to $.0007, or the applicable state-approved rate if lower, over three years. Traffic below the 3:1 threshold is to be compensated at the rates in existing and future interconnection agreements. Traffic above the 3:1 ratio is also subject to a growth ceiling with traffic in excess of the growth ceiling subject to "bill and keep," an arrangement in which the originating carrier pays no compensation to the terminating carrier to complete calls. In addition, when a competitive carrier begins to provide service in a state it has not previously served, all traffic in excess of the 3:1 ratio is subject to bill-and-keep arrangements. In exchange for this reduction in reciprocal compensation obligations to CLECs, the ILECs must offer to exchange all traffic subject to Section 251 (b) (5) of the Telecommunications Act of 1996, as well as Internet service provider-bound traffic, at the Federal capped rates. It is not possible to estimate the full impact of the FCC Order at this time because the Federal regime does not alter existing contracts except to the extent that they incorporate changes of Federal law, and because adoption of the Federal regime is within the discretion of the ILEC exchanging traffic with CLECs on a state-by-state basis. In the event an ILEC determines not to adopt the Federal regime, the ILEC must pay the same rate for Internet service provider-bound traffic as for calls subject to reciprocal compensation. The rules are the subject of petitions for reconsideration before the FCC were appealed to the U.S. Court of Appeals for the District of Columbia Circuit (Court). On May 3, 2002 the Court issued its decision in which it found that the FCC had failed to provide an adequate legal basis for its decision. The Court remanded the decision back to the FCC. In the interim the Court allowed the FCC's interim compensation regime to remain in place. The Court's decision not to vacate the interim compensation regime is the subject of a petition for certiorari to the U.S. Supreme Court. We cannot predict the impact of the FCC's and the Court's ruling on existing state decisions, the outcome of pending appeals or future litigation on this issue.

In December 1996, the FCC initiated a Notice of Inquiry regarding whether to impose regulations or surcharges upon providers of Internet access and information services (the "Internet NOI"). The Internet NOI sought public comment upon whether to impose or continue to forebear from regulation of Internet and other packet-switched network service providers. The Internet NOI specifically identifies Internet telephony as a subject for FCC consideration. On April 10, 1998, the FCC issued a Report to Congress on its implementation of the universal service provisions of the 1996 Act. In the Report, the FCC indicated that it would examine the question of whether certain forms of "phone-to-phone Internet Protocol telephony" are information services or telecommunications services. It noted that the FCC did not have an adequate record on which to make any definitive pronouncements on that issue at this time, but that the record the FCC had reviewed suggests that certain forms of phone-to-phone Internet Protocol telephony appear to have similar functionality to non-Internet Protocol telecommunications services and lack the characteristics that would render them information services. If the FCC were to determine that certain Internet Protocol telephony services are subject to FCC regulations as telecommunications services, the FCC noted it may find it reasonable that the ISPs pay access charges and make universal service contributions similar to non-Internet Protocol based telecommunications service providers. The FCC also noted that other forms of Internet Protocol telephony appear to be information services.

On October 18, 2002, AT&T Corporation filed a petition for declaratory ruling with the FCC with respect to phone-to-phone Internet Protocol telephony. The petition requested that the FCC affirm that such services are exempt from the access charges applicable to circuit switched interexchange calls and that it is lawful to provide such service through local end user services. Comments were filed with the FCC in response to the AT&T petition. It is unclear when the FCC might rule on the question presented. The Company cannot predict the outcome of these proceedings or other FCC or state proceedings that may affect the Company's operations or impose additional requirements, regulations or charges upon the Company's provision of Internet access and related Internet Protocol-based telephony services.

In November 1999, the FCC also adopted a new order requiring ILECs to provide line sharing, which would allow CLECs to offer data services over the same lines that a consumer uses for voice services without the CLEC having to offer voice services. These rules were appealed and were reversed by the Court. The continued availability of line sharing is one of the issues addressed in the FCC's yet to be released Triennial Review Order.

The FCC and many state public utilities commissions have implemented rules to prevent unauthorized changes in a customer's pre-subscribed local and long distance carrier services (a practice commonly known as "slamming.") Pursuant to the FCC's slamming rules, a carrier found to have slammed a customer is subject to substantial fines. In addition, the FCC's slamming rules allow state public utilities commissions to elect to administer and enforce the FCC's slamming rules. These slamming liability rules substantially increase a carrier's possible liability for unauthorized carrier changes, and may substantially increase a carrier's administrative costs in connection with alleged unauthorized carrier changes. The Communications Assistance for Law Enforcement Act (CALEA) provides rules to ensure that law enforcement agencies would be able to properly conduct authorized electronic surveillance of digital and wireless telecommunication services. CALEA requires telecommunications carriers to modify their equipment, facilities, and services used to provide telecommunications services to ensure that they are able to comply with authorized surveillance requirements. The Company's switches are CALEA compliant.

State Regulation: General Framework

State regulatory agencies have regulatory jurisdiction when Pac-West facilities and services are used to provide intrastate services. A significant portion of our current traffic is classified as intrastate and therefore subject to state regulation. To provide intrastate services, we generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements. We currently have such certificates to provide local exchange and intrastate toll service in California, Nevada, Washington, Oregon and Arizona. Most states in which we operate also require us to seek approval for any transfers of control.

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

California Regulatory Proceedings and Judicial Appeals

We are a party to several consolidated appeals before the United States Court of Appeals which involve decisions of the California Public Utilities Commission (CPUC) holding that local telephone calls placed to SPs are local calls entitled to reciprocal compensation, and that our interconnection agreements with SBC-California and Verizon-California may provide for the payment of reciprocal compensation for calls destined for our SP customers. The courts have upheld the decisions of the CPUC. These appeals have been consolidated with appeals concerning reciprocal compensation arising from lower court decisions in Oregon and Washington state in cases in which the Company is not a party.

On March 29, 2002, SBC-California filed a petition for arbitration with the CPUC with respect to its interconnection agreement with us, which would replace our existing agreement which expired in June of 2001, but which continues in effect until replaced pursuant to its terms. This matter is now pending before the CPUC for a final decision. Drafts of two alternative decisions have been proposed for consideration by the CPUC. The decisions are identical except that one decision would require us to pay SBC-California certain charges when SBC-California carries a category of telephone calls referred to as "VNXX Calls" from its customers to certain customers of ours not physically located in the same local calling area as the calling party. We have estimated that these charges would approximate $40 million per year for the three year term of the agreement, but we have also estimated that we could extend the geographic scope of its network to avoid such charges through expenditures of approximately $12 million per year at SBC's tariff rates. Both decisions under consideration approve the continued payment of reciprocal compensation for all local calls, including those to ISP customers of the company, which was voluntarily agreed to by the parties.

On June 12, 2002, Verizon California filed a petition for arbitration with the CPUC with respect to its interconnection agreement with us which would replace our existing agreement which expired in April of 2002, but which has continued in effect until replaced pursuant to an order of the CPUC. This matter is now pending before the CPUC for final decision. Drafts of two alternative decisions have been proposed for consideration by the CPUC, which raise the same issue as described above with respect to the SBC-California arbitration, except that the potential financial impact to us of the proposed charges on VNXX calls would be significantly smaller. We cannot predict the outcome of the CPUC Commission proceedings, future appeals or additional pending cases involving related issues, or of the applicability of such proceedings to our interconnection agreement with these two or other ILECs. As a result, no assurance can be given that we will continue to collect reciprocal compensation in the future, or that additional charges may not be imposed upon the Company under such agreements in the future. Internet service providers currently form a significant part of our customer base in California and adverse decisions in these or related FCC proceedings could limit our ability to serve this group of customers profitably and have a material adverse effect on us.

We expect that reciprocal compensation will continue to represent a significant portion of our revenues in the future although we expect the per minute reciprocal compensation rate to decline significantly. We are currently negotiating and implementing new interconnection agreements and the terms including reciprocal compensation. The per minute rate paid by SBC California under our current agreement has significantly decreased during the term of the agreement due to regulatory decisions concerning SBC-California's applicable costs. The per minute rate in the agreement to be approved by the CPUC in the near future continues to be low. Based on current market conditions, we expect the per minute reciprocal compensation rate will continue to decline from historic rates under interconnection agreements in the future. Furthermore, the policies of the CPUC and other regulatory bodies are subject to change with respect to issues which affect the economic structure of interconnection agreements is other ways, and these issues can differ from time to time.

Nevada Regulatory Proceedings and Judicial Appeals

In September 1999, Nevada Bell filed suit in U.S. Federal District Court in Reno to overturn a Public Utilities Commission of Nevada decision requiring Nevada Bell to pay the Company reciprocal compensation for terminating traffic to Internet service providers. We negotiated an interconnection agreement, but were unable to agree on the issue of reciprocal compensation. In 1999, a commissioner from the Public Utilities Commission of Nevada serving as arbitrator of that dispute (pursuant to the Telecommunications Act of 1996's arbitration provisions for interconnection agreements) ruled that Nevada Bell did not have to pay Pac-West reciprocal compensation for this traffic. The full Public Utilities Commission of Nevada overruled that decision and ordered Nevada Bell to pay such compensation under the Pac-West interconnection agreement. On March 21, 2001, in ruling on cross-motions for summary judgment, the district court vacated the Public Utilities Commission of Nevada decision and remanded the matter to the Public Utilities Commission of Nevada with instructions to redo its analysis regarding reciprocal compensation. We have appealed this decision to the United States Court of Appeals for the Ninth Circuit. The appeal has been stayed to allow the parties time to conduct settlement negotiations. With the court's consent, the parties may agree to extend the stay.

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

Employees

As of December 31, 2002, we had 414 employees. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. None of our employees are currently represented by a collective bargaining agreement. We also believe that we enjoy good relationships with our employees.

Risk Factors

Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks, and as a result, our actual results may differ materially from those discussed in this report. These uncertainties and risks include, among other things, the uncertainties and risks identified below. You should be aware, however, that the uncertainties and risks described below are not the only uncertainties and risks we are facing or will face in the future. Additional uncertainties and risks not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Our substantial indebtedness could adversely affect our business operations.

We have a substantial amount of indebtedness and are highly leveraged. As of December 31, 2002, our long-term debt totaled $97.4 million. We may also incur additional indebtedness in the future to expand and develop our current business and services and enter new markets. Our substantial indebtedness could, among other things: increase our vulnerability to general adverse economic and industry conditions; limit our ability to fund future working capital, capital expenditures, marketing costs and other general corporate requirements; require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, marketing efforts and other general corporate purposes; limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate; place us at a competitive disadvantage compared to our less leveraged competitors; and limit our ability to borrow additional funds.

We may not be able to generate sufficient cash to service our indebtedness.

Failure to generate cash in the future either from operations or from additional financing will adversely affect our ability to make payments on and to refinance our indebtedness and to fund capital expenditures and marketing efforts. Our ability to generate cash from operations will be particularly dependent on our ability to expand our business and manage our growth, provide competitive services, comply with applicable governmental regulations, negotiate favorable agreements and to maintain or lower our current expenditure rate. In addition, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance this indebtedness on commercially reasonable terms or at all.

A substantial portion of our total revenue is based upon reciprocal compensation rates, which have been declining and are expected to continue to decline.

Reciprocal compensation payments from ILECs accounted for approximately 48.7%, 41.6% and 44.7% of our total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Reciprocal compensation revenue is a function of the number of calls we terminate, the minutes of use associated with such calls and the rates we are compensated at by the ILECs. During 2002 we experienced an average decrease of approximately 57.6% in the rate at which we are compensated at by the ILECs. Further reductions in reciprocal compensation rates are anticipated in 2003. Although we have been successful in partially offsetting the impact of the reductions in reciprocal compensation rates on our total revenues with increases in both the number of calls we terminate and in the total minutes of use associated with such calls, there can be no assurance we will be able to continue to do.

We may not have sufficient funds available to expand our business.

We may need to make significant capital expenditures in order to expand and develop our current business and to support new product offerings. We expect to fund these expenditures through existing resources, through internally generated funds, or through future equity and debt financings. If we are unable to raise sufficient funds, we may have to delay or abandon some of our expenditures or plans for future growth. This would result in underutilization of our established infrastructure, reduced profitability and may negatively affect our ability to compete for and satisfy the demands resulting from the growth and expansion of our customer base.

Failure to successfully implement our restructuring plan could adversely affect our operating results.

In June 2002, we approved a restructuring plan that contained additional business initiatives to those approved and announced in August 2001. The June 2002 initiative was in to response to significant negative industry trends including bankruptcies and depressed valuations of public telecommunication companies, and included the closing of our switch facility in Colorado, which was completed in December 2002. The initiatives approved in August 2001 included the suspension of our expansion plans into Idaho and New Mexico and the closure of our switch facility in Utah, which was completed in December 2001. The 2001 restructuring plan also provided for a reduction in workforce and the exit from certain lower margin services, including residential resale and customer owned and maintained equipment. If we are unable to implement this restructuring plan in accordance with our expectations it could adversely affect our operating results.

The covenants in our senior notes indenture could adversely affect the operation of our business.

Our senior notes indenture contain provisions which limit our management's discretion by restricting our ability to: incur additional debt; pay dividends and make other distributions; prepay subordinated debt; make investments and other restricted payments; enter into sale and leaseback transactions; sell assets; and enter into certain transactions with affiliates. If we fail to comply with the restrictions of the senior notes indenture or any other subsequent financing agreements, a default may occur. This default may allow the creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies.

A substantial portion of our total revenue is from reciprocal compensation payments which are subject to regulatory and legal uncertainty.

       A substantial portion of our revenues is derived from reciprocal compensation paid by ILECs with which we have interconnection agreements. We earn reciprocal compensation revenue by terminating on our network, local calls that originate on another carrier's network. We believe that under the Telecommunications Act of 1996, other ILECs should have to compensate us when their customers place calls to Internet service providers who are our customers. The right of CLECs, such as ourselves, to receive this type of compensation is the subject of continual regulatory and legal challenges by the ILEC's. Regulatory and legal decisions providing that other carriers do not have to compensate us for these calls could limit our ability to service this group of customers profitably and could have a material adverse effect on us.

We may be delisted from the Nasdaq SmallCap Market.

On May 28, 2002, our common stock ceased being quoted on the Nasdaq National Market and began being quoted on the Nasdaq SmallCap Market. We are currently not in compliance with the Nasdaq's minimum bid price requirement. To regain compliance with this requirement, the minimum closing bid price of our stock must close at $1.00 or above per share for a period of 10 consecutive business days. The bid price for our common stock has not closed above $1.00 per share since August 6, 2001. On March 19, 2003 we were notified by Nasdaq that we will be provided with an additional 90 days, or until May 12, 2003, to regain compliance with the minimum bid price requirement. If we are unable to regain compliance with the Nasdaq's minimum bid price requirements, we expect to receive notification that our securities will be delisted from the Nasdaq SmallCap Market. If this happens, we may appeal the decision to a Listing Qualifications Panel, however there can be no assurance that we will be afforded any additional time to regain compliance.

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

The loss of key executive officers could negatively impact our business prospects.

We believe that a critical component of our success will be the retention of our key executive officers. Mr. Wallace W. Griffin, our Chairman and Chief Executive Officer, and Henry R. Carabelli, our President and Chief Operating Officer, have significant expertise in the telecommunications industry and have been instrumental in establishing and executing our business plan and strategy. The loss of the services of one or more of these individuals or our other executive officers, including H. Ravi Brar, our Chief Financial Officer, Michael B. Hawn, our Vice President, Customer Network Services, Wayne Bell, our Vice President, Marketing and Service Provider Sales, Christine Ruane, our Vice President Sales-SME Markets, John F. Sumpter, our Vice President, Regulatory and Human Resources and Robert C. Morrison, our Vice President and General Counsel, could adversely affect our business prospects, financial condition and results of operations.

We are dependent on effective billing, customer service and information systems and we may have difficulties in developing these systems.

        Sophisticated back office information and processing systems are vital to our growth and our ability to monitor costs, bill and service customers, initiate, implement and track customer orders and achieve operating efficiencies. Our systems require continuous integration and on-going system development to ensure that they continue to meet our business needs.

We cannot provide assurance that any of our systems will perform as expected because: we may fail to adequately identify all of our information and processing needs; our processing or information systems may fail or be inadequate; the scalability of our systems is unknown; we may not be able to effectively integrate such products or services; we may fail to upgrade systems as necessary; and third party vendors may cancel or fail to renew license agreements that relate to these systems. In addition, there can be no assurance that there would be synergy between the network architectures of our systems should it become necessary to transition data between our systems and other systems.

Our need to comply with extensive government regulation can increase our costs and slow our growth.

        Our networks and the provision of telecommunications services are subject to significant regulation at the Federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may slow our growth and have a material adverse effect upon us. Regulators at both the Federal and state level require us to pay various fees and assessments, file periodic reports, and comply with various rules regarding the contents of our bills, protection of subscriber privacy, service quality and similar matters on an ongoing basis. We cannot provide assurance that the FCC or state commissions will grant required authority or refrain from taking action against us if we are found to have provided services without obtaining the necessary authorizations, or to have violated other requirements of their rules and orders. Regulators or others could challenge our compliance with applicable rules and orders. Such challenges could cause us to incur substantial legal and administrative expenses.

We are dependent on many vendors and suppliers and their financial difficulties may adversely affect our business.

        We depend on many vendors and suppliers to conduct our business. For example, we purchase our network assets from equipment manufacturers and other suppliers and we lease fiber and other circuits from other carriers as well as from companies, which construct these network elements for resale. Many of these third parties have experienced substantial financial difficulties, in some cases leading to bankruptcies and liquidations. The financial difficulties of these companies could have a material adverse affect on our business and prospects.

If we do not interconnect with and maintain efficient working relationships with our primary competitors, the ILECs, our business will be adversely affected.

        Many new carriers, including us, have experienced difficulties in working with the ILECs with respect to initiating, interconnecting, and implementing the systems used by these new carriers to order and receive UNEs and wholesale services and locating the new carriers' equipment in the offices of the ILECs. As a new carrier, we must coordinate with ILECs so that we can provide local service to customers on a timely and competitive basis. The Telecommunications Act of 1996 created incentives for regional Bell operating companies to cooperate with new carriers and permit access to their facilities by denying such companies the ability to provide in-region long distance services until they have satisfied statutory conditions designed to open their local markets to competition.

        The regional Bell operating companies have been fined numerous times by both Federal and state authorities for their failure to comply with applicable telecommunications laws and regulations. We do not believe these fines have had any meaningful impact on the anticompetitive practices of many of these companies and in fact believe that these practices are increasing in most of our markets. We attempt to enforce our rights against these incumbent monopolies but often times the remedies are inadequate to change their anticompetitive practices and in any event provide us with little or no recovery of the damages we have suffered as a result of these practices. Moreover, efforts by us to enforce our rights against these companies may further diminish the level of cooperation we receive from them. If we cannot obtain the cooperation of a regional Bell operating company in a region, or a regional Bell operating company otherwise fails to meet our requirements, for example, because of labor shortages, work stoppages or disruption caused by mergers or other organizational changes or terrorist attacks, our ability to offer services in such region on a timely and cost- effective basis will be adversely affected.

Our principal competitors for local services, the ILECs, and potential additional competitors, have advantages that may adversely affect our ability to compete with them.

        The telecommunications industry is both highly competitive and dominated by the ILECs who enjoy the benefit of significant market share earned over time when there was little to no competition in the marketplace. Many of our current and potential competitors in the local market have financial, technical, marketing, personnel and other resources, including brand name recognition, substantially greater than ours, as well as other competitive advantages over us. In each of the markets targeted by us, we compete principally with the ILEC serving that area. These ILECs enjoy advantages that may adversely affect our ability to compete with them. ILECs are established providers of local telephone services to all or virtually all telephone subscribers within their respective service areas. ILECs also have long-standing relationships with Federal and state regulatory authorities. FCC and state administrative decisions and initiatives provide the ILECs with pricing flexibility for their: private lines, which are private, dedicated telecommunications connections between customers; special access services, which are dedicated lines from a customer to a long distance company provided by the local phone company; and switched access services, which refers to the call connection provided by the local phone company's switch between a customer's phone and the long distance company's switch.

        In addition, with respect to competitive access services, such as special access services as opposed to switched access services, the FCC recently granted ILECs increased pricing flexibility and deregulation for such access services after certain competitive levels are reached. If the ILECs are allowed by regulators to offer discounts to large customers through contract tariffs, engage in aggressive volume and term discount pricing practices for their customers, and/or seek to charge competitors excessive fees for interconnection to their networks, competitors such as ourselves could be materially adversely affected. If future regulatory decisions afford the ILECs increased pricing flexibility or other regulatory relief, such decisions could also have a material adverse effect on competitors such as ourselves.

        We also face, and expect to continue to face, competition in the local market from other current and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange marketplace such as AT&T Corporation, WorldCom, Inc. and Sprint Corporation, among others, and from other CLECs, resellers, competitive access providers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users. In addition, the development of new technologies could give rise to significant new competitors in the local market. These competitive forces could adversely affect our business.

Some of our competitors have lower cost structures

Due to the readily available sources of capital during the 1990s, many CLECs and other incumbent carriers included building their own networks, including fiber transport capacity, as a key component of their operating plans. This resulted in an excess of network capacity in many areas throughout the U.S with insufficient traffic volumes to cover the corresponding cost of capital and debt loads that were necessary to build the network infrastructures. Accordingly, some of the companies have not survived or have been forced to restructure, often through bankruptcy. When these companies restructure they generally have new, lower cost structures which often allow them to aggressively price their products and services, effectively driving down the market rates in a way that could adversely affect our business.

We may not have the funds necessary to fund any required repurchase obligations of our outstanding senior notes.

If we sell certain assets or experience a change of control, each holder of the senior notes will have the right to require us to repurchase all or any part of that holder's senior notes for 101% of the aggregate principal amount of the senior notes repurchased plus accrued and unpaid interest. We would fund any repurchase obligation with our available cash, cash generated from other sources such as borrowings, sales of equity or funds provided by a new controlling person. However, we cannot be assured that there will be sufficient funds available for any required repurchases of the senior notes if a change of control occurs. Any future debt we incur may also contain restrictions on repayment which come into effect upon a change of control. If a change of control occurs, we cannot be assured that there will be sufficient funds to satisfy all of our debt obligations. These buyback requirements may also delay or make it harder for others to obtain control of Pac-West. In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a change of control under the indenture related to the senior notes.

A system failure could delay or interrupt our services.

Our operations are dependant upon our ability to support our network infrastructure. Many of our customers are particularly dependent on an uninterrupted supply of services. Any damage or failure that causes interruptions in our operations could result in the loss of these customers and could have a material adverse effect on our business and our financial condition. Because of the nature of the services we supply and the nature of our network, it is not feasible to maintain complete backup systems, and the occurrence of a natural disaster, act of terrorism or other operational disruption or unanticipated problem could cause interruptions in the services we provide. Additionally, the failure of a major supplier to provide the communications capacity we require, or of a major customer to continue buying our goods and services, as a result of a natural disaster, act of terrorism or other operational disruption or any other reason, could cause interruptions in the service we provide and adversely affect our business prospects, financial condition and results of operations.

Variability of quarterly operating results could adversely affect our stock price.

Our quarterly operating results have fluctuated, and will continue to fluctuate, significantly from period to period depending upon such factors as the changes in the regulatory environment in which we operate within, the level of reciprocal compensation received, success of our efforts to expand our customer base, the success of our sales and marketing efforts, the development of new services, changes in and the timing of expenditures relating to the continued expansion of our network, the success in our ability to negotiate settlements with carriers whom have withheld amounts owed to us, changes in pricing policies by us and by our competitors, factors relating to our acquisition strategy and certain other factors. As a result, it is likely that in some future quarters our operating results will be below the expectations of investors and securities analysts. If this happens, the trading price of the common stock could decline.

Our Stock Has Been Extremely Volatile.

        Our stock has experienced significant price and volume fluctuations, often times due to factors beyond our control. Given that our stock is thinly traded, sales by even a single large stockholder can materially decrease our market price. The market price for our common stock may continue to be subject to wide fluctuations in response to a variety of other factors, including but not limited to the following, some of which are beyond our control: revenues and operating results of our company or other emerging communications companies failing to meet the expectations of securities analysts or investors in any period; failure to successfully implement our business strategy; announcements of operating results and business conditions by our customers and competitors; technological innovations by competitors or in competing technologies; announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; announcements by third parties of significant claims or proceedings against us; investor perception of our industry or our prospects; continued listing on the Nasdaq SmallCap Market; economic developments in the telecommunications industry or general market conditions; or major geopolitical events such as war, terrorism or political change around the world.

ITEM 2. PROPERTIES

We are headquartered in Stockton, California and lease offices and space in a number of locations primarily for sales offices and network equipment installations. As of December 31, 2002, we had 27 premise leases. The table below lists our material active facilities as of December 31, 2002:
Location	Use	Lease Expiration	Approximate Square Footage
Stockton, CA	Corporate and administrative offices	September 2007	43,600
Stockton, CA	Switching facility	June 2004	33,000
Oakland, CA	Switching facility	November 2003	15,238
Los Angeles, CA	Switching facilities	September 2006	14,520
Las Vegas, NV	Switching facility	October 2009	12,065
Tukwila (Seattle area), WA	Switching facility	December 2009	16,851
Phoenix, AZ	Switching facility	April 2010	12,321

We believe that our leased facilities are suitable and adequate to meet our current needs in the markets in which we currently operate. Additional facilities may be required as our business in our existing markets grow. Each of the leases associated with our material facilities is extendable at our option. Our Stockton, California switching facility lease is extendable for four two-year periods, and all other leases in the table above are extendable for two five-year periods.

ITEM 3. LEGAL PROCEEDINGS

On December 6, 2001, a complaint captioned Krim v Pac-West Telecomm, Inc., et. al., Civil Action No. 01-CV-11217, was filed in United States District Court for the Southern District of New York against the Company, certain executive officers, and various underwriters in connection with our initial public offering. An amended complaint was filed on April 19, 2002. The plaintiffs allege undisclosed improper underwriting practices concerning the allocation of shares of the Company's common stock in exchange for excessive brokerage commissions or agreements to purchase shares at higher prices in the aftermarket, in violation of Section 11 of the Securities Act of 1933. The complaint also included a claim for securities fraud under Section 10(b) of the Securities Exchange Act of 1934. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The complaint against the Company seeks unspecified damages on behalf of a purported class of purchasers of its common stock. Management believes that the plaintiff's claims against the Company are without merit and is defending the case vigorously utilizing experienced counsel retained by a number of issuers and individual defendants in the cases in order to syndicate cost of defense as to common issues. The cost of defense is bourn by insurance. Insurance coverage exists for most of the claims asserted to date against the Company and the Company may have indemnification rights against its underwriters depending on the outcome of the case as against those underwriters. In October 2002, the executive officers of the Company were dismissed from the action by agreement with the plaintiffs which also resulted in tolling of the statute of limitations. The court recently dismissed the Section 10(b) claim against the Company.

In addition, the Company is a party to various legal proceedings, including the SBC, Verizon and California Public Utilities Commission proceedings, and the Nevada Bell Telephone Company and Public Utilities Commission of Nevada proceeding related to reciprocal compensation payment and other interconnection agreement issues. For more information on legal proceedings related to reciprocal compensation payment and other interconnection agreement issues, please refer to "Business Regulation."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS

The table below sets forth certain information as of December 31, 2002 with respect to Pac-West's current directors and executive officers:

Name

	Age
Position(s)

Executive Officers:

Wallace W. Griffin	64	Chief Executive Officer and Chairman of the Board of Directors
Henry R. Carabelli	47	President, Chief Operating Officer and Director
H. Ravi Brar	34	Chief Financial Officer
Michael B. Hawn	39	Vice President Customer Network Services
Wayne Bell	31	Vice President Marketing and Service Provider Sales
Christine Ruane	39	Vice President Sales - SME Markets
John F. Sumpter	54	Vice President Regulatory and Human Resources
Robert C. Morrison	56	Vice President and General Counsel

It is currently expected that Mr. Griffin will step down as the Chief Executive Officer in July of 2003. It is further expected that Mr. Carabelli will assume such position while Mr. Griffin remains as Chairman of the Board.

Directors:

Jerry K. Johnson	55	Director
John K. La Rue	53	Founder and Director
A. Gary Ames	58	Director
David G. Chandler	44	Director
Samuel A. Plum	58	Director
Dr. Jagdish N. Sheth	64	Director

The present principal occupations and recent employment history of each of our executive officers and directors listed above are set forth below.

Executive Officers

Wallace W. Griffin Mr. Griffin was appointed President, CEO, and a Director of Pac-West in September of 1998 when an investor group he was part of purchased and recapitalized the company. In June of 2001, he was appointed CEO and Chairman. He has over 40 years experience in telecommunications, cable television, publishing and advertising. Prior to joining Pac-West, Mr. Griffin served as a Group President for a number of Jones International companies from 1994 to 1997, including Jones Lightwave, Ltd., a CLEC, and Jones Education Company, a leader in using technology to deliver education. Concurrently, he was co-owner of a consulting and business development company, Griffin Enterprises, Inc. From 1987 through 1992, he served as the President and CEO of U S West Marketing Resources Group, where he managed the $1 billion publishing, media software and advertising services division. Mr. Griffin currently serves on the Advisory Board for the University of the Pacific Eberhardt School of Business and the Board of Trustees for the University of California, Merced. He is also an Advisor for Delta College Learning Center and a Director on the San Joaquin Business Council.

Henry R. Carabelli joined Pac-West as President and COO in June of 2001. Effective January 1, 2003, Mr. Carabelli became a Director of Pac-West. Formerly the COO of ICG, a Colorado-based CLEC, and President of @Link Networks, a broadband service provider, Mr. Carabelli brings over 24 years of telecom experience to Pac-West. He joined ICG in 1996 as Executive Vice President of network operations, and served as COO from 1998 to 1999 with responsibility over network engineering, customer care, sales, and installation. Prior to ICG, Mr. Carabelli spent 19 years in management with Ameritech and Michigan Bell. In 1986, he was chosen for a technology internship program at Bellcore to expand exposure to new broadband technologies.

H. Ravi Brar joined Pac-West in July of 1999 as Vice President of Business Development. He was appointed Vice President of Customer Operations in October of 2000, Vice President of Finance and Treasurer in August of 2001, Acting Chief Financial Officer in February of 2002, and Chief Financial Officer in September of 2002. Prior to joining Pac-West, Mr. Brar was employed with Xerox Corporation from 1991 to 1999, where he held several senior level business development and financial management positions, including Business Development Manager of Developing Markets Operations in China and Russia, and Area General Manager and Controller of Xerox's Business Services division in Pittsburgh, PA. Mr. Brar has responsibility for the company's financial and accounting operations, public reporting, and evaluating strategic growth opportunities.

Michael B. Hawn joined Pac-West as Vice President of Customer Network Services in August of 2001. He has over 15 years of telecommunications management experience, including network planning, engineering, service delivery, provisioning, and software development. His former positions include Vice President of National Operations and Vice President of Program Management for @Link Networks, Inc. in Louisville, CO, Vice President of Planning and Engineering for ICG Communications, Inc. in Englewood, CO, and Technical Manager for Lucent Technologies' Regional Technical Assistance Center (RTAC) in Lisle, IL and Cockeysville, MD. Mr. Hawn has end-to-end responsibility over service delivery, maintenance, field operations, information technologies, customer service, and reliability.

Wayne Bell joined Pac-West as Vice President of Marketing in August of 2001. He assumed additional responsibility as Vice President of Service Provider Sales in February of 2003. Mr. Bell has over 10 years of telecommunications management experience, including product marketing, product and process development, network planning, engineering, sales, and operations. His former positions include Vice President of Marketing and Channel Development for @Link Networks, Inc. in Louisville, CO and Senior Director of Product and Process Development for ICG Communications, Inc. in Englewood, CO. He also served in a Director capacity in the Program Office for U S WEST Communications, Inc. in Englewood, CO. Mr. Bell has responsibility over product management and development, strategic marketing, business analysis, program management, corporate communications, channel development and support, and service provider sales and account management.

Christine Ruane joined Pac- West in January of 2000 as a Branch Manager in Napa, California, and was promoted to Regional Manager for Northern California in April of 2002. In July of 2002, she was appointed Vice President of Sales-SME Markets. Prior to joining Pac-West, Ms. Ruane was employed with Ameritel from 1995 to 1999 as Director of Enhanced Network and Agency Services. From 1987 to 1991, Ms. Ruane was employed with R.H. Macy and Co., where she held several executive management positions in sales and human resources. Ms. Ruane has responsibility over the company's small and medium enterprise (SME) sales channel.

John F. Sumpter joined Pac-West as Vice President of Regulatory in July of 1999. He assumed additional responsibility as Vice President of Human Resources in January of 2003. Mr. Sumpter has over 30 years of experience in the telecommunications industry. Prior to Pac-West, he was employed with AT&T from 1984-1999, where he held several executive level regulatory and marketing positions, including Division Manager of Law and Government Affairs, District Manager of Switched Services Product Management, and District Manager of Marketing. He is responsible for Pac-West's relations with government regulatory agencies, regulatory compliance, intercarrier relations, and human resources. He currently serves as Chairman of the Board of CALTEL, the California Association of Competitive Telecommunications Companies and of CACE, the California Alliance for Consumer Education.

Robert C. Morrison joined Pac-West as Vice President and General Counsel in January of 2003. He served on Pac-West's Board of Directors from 2001 through December 31, 2002. He has served as our Corporate Secretary since February 2001. Prior to joining Pac-West, Mr. Morrison was an attorney with Neumiller and Beardslee, P.C. in Stockton, California from 1972- 2002. He served as Managing Director from 1983-1990. In July of 2002, he completed a term on the Board of Regents of the University of California. He is a past president of the Greater Stockton Chamber of Commerce, the San Joaquin County Economic Development Association, and the alumni association for UC Davis, and is a member of the Board of Directors and Executive Committee of the Lassen Volcanic National Park Foundation.

Directors

Jerry L. Johnson served as Chairman of Pac-West's Board of Directors from September of 1998 to June of 2001. From 1995 until December 2001, Mr. Johnson was employed by Safeguard Scientifics Inc., where he was the Executive Vice President overseeing the partner companies in the E- Communications group. From 1985 to 1995, he worked at U S West in various positions, including Vice President, Network and Technology Services, which included managing U S West's largest division, and supervising 21,000 management, engineering, technical and clerical employees. From 1983 to 1985, Mr. Johnson was President and CEO of Northwestern Bell Information Technologies.

John K. La Rue founded the company's predecessor (also known as Pac-West Telecomm, Inc.) in 1980 and served as its President until September of 1998. From September of 1998 until July of 2001, Mr. La Rue served as Pac-West's Executive Vice President. Currently, Mr. La Rue is semi-retired and employed on a part-time basis serving as an advisor to Mr. Carabelli, Pac- West's President and COO. Mr. La Rue has over 34 years of experience in the telecommunications industry.

A. Gary Ames has served as a Director of Pac-West since July of 2000. Mr. Ames served as President and Chief Executive Officer of MediaOne International, a provider of broadband and wireless communications from 1995 until his retirement in June of 2000. From 1989 to 1995, he served as President and Chief Executive Officer of U S West Communications, a regional provider of residential and business telephone services, and operator and carrier services. Mr. Ames also serves as a director of Albertsons, Inc., Tektronix, Inc., AT&T-Latin America and iPass, Inc.

David G. Chandler Mr. Chandler has served as a Director of Pac-West since September of 1998. Mr. Chandler is a Managing Director of William Blair Capital Partners, L.L.C., a Chicago-based private equity firm. In addition, Mr. Chandler is a Principal of William Blair & Company where he has been employed since 1987. Prior to joining William Blair & Company, Mr. Chandler was an investment banker with Morgan Stanley & Co. Inc. from 1984 to 1987. Mr. Chandler serves as a director of the following companies: Morton Grove Pharmaceuticals, Inc., Pharma Research Corporation, Engineering Materials Corp., U.S. Education Corporation, The Plastics Group and American Civil Constructors, Inc.

Samuel A. Plum has served as a Director of Pac-West since September of 1998. Mr. Plum has been a Managing General Partner of the general partner of SCP Private Equity Partners, L.P. since its commencement in August of 1996, and was employed by Safeguard Scientifics from 1993 to 1996. From February 1989 to January 1993, Mr. Plum served as President of Charterhouse, Inc. and Charterhouse North American Securities, Inc., the U.S. investment banking and broker-dealer divisions of Charterhouse PLC, a merchant bank located in the United Kingdom. From 1973 to 1989, Mr. Plum served in various capacities at the investment banking divisions of PaineWebber, Inc. and Blyth Eastman Dillon & Co., Inc. Mr. Plum has 22 years of investment banking, mergers and acquisitions, and private equity investment experience. Mr. Plum also serves as a director of Index Stock Photography, Inc., Metallurg Holdings, Inc. and Pentech Financial Services Inc.

Dr. Jagdish N. Sheth has served as a Director of Pac- West since July of 1999. Dr. Sheth has also been the Charles H. Kellstadt Professor of Marketing in the Goizueta Business School since 1991 and is the founder of the Center for Relationship Marketing at Emory University. From 1984 to 1991, Dr. Sheth was the Robert E. Brookner Professor of Marketing at the University of Southern California and is the founder of its Center for Telecommunications Management. Dr. Sheth also serves as a director of Norstan, Inc., Wipro Limited and Cryo-Cell,Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock trades under the symbol "PACW." On May 28, 2002 the Company's stock began trading on the Nasdaq SmallCap Market after failing to meet the Nasdaq National Market System minimum requirements. The following table represents the quarterly high and low closing sale prices of the Company's common stock for the years ended December 31, 2002 and 2001 as reported by the Nasdaq SmallCap Market.

	---------2002--------		--------2001--------
	High	Low	High	Low
First quarter	$0.66	$0.42	$6.63	$3.16
Second quarter	$0.75	$0.40	$3.60	$1.94
Third quarter	$0.60	$0.25	$1.86	$0.48
Fourth quarter	$0.70	$0.22	$0.85	$0.45

As of March 25, 2003, the number of shareholders of record of the Company's common stock was 517.

On May 28, 2002, our common stock ceased being quoted on the Nasdaq National Market and began being quoted on the Nasdaq SmallCap Market. We are currently not in compliance with the Nasdaq's minimum bid price requirement. To regain compliance with this requirement, the minimum closing bid price of our stock must close at $1.00 or above per share for a period of 10 consecutive business days. The bid price for our common stock has not closed above $1.00 per share since August 6, 2001. On March 19, 2003 we were notified by Nasdaq that we will be provided with an additional 90 days, or until May 12, 2003, to regain compliance with the minimum bid price requirement. If we are unable to regain compliance with the Nasdaq's minimum bid price requirements, we expect to receive notification that our securities will be delisted from the Nasdaq SmallCap Market. If this happens, we may appeal the decision to a Listing Qualifications Panel, however there can be no assurance that we will be afforded any additional time to regain compliance.

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

We have not declared any cash dividends on our common stock during the fiscal years 2002, 2001 and 2000, and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Declaration or payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, our ability to pay dividends on the common stock is restricted by the provisions of our senior credit facility and our senior notes indenture.

Securities Issuance Under Equity Compensation Plans

The information required to be set forth herein is included in the section entitled "Securities Issuance Under Equity Compensation Plans" in Item 10 of the Company's Proxy Statement, which section is incorporated herein by reference.

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

Except as discussed below, we recognize revenues for telecommunications services when service is provided. Reciprocal compensation is recognized as revenue only to the extent received in cash or when collectibility is reasonably assured. For more information on reciprocal compensation, please refer to Note 1 and Note 10 to the accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and "our Business -Regulation" above. The Company adopted SEC Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements" in the fourth quarter of 2000, retroactive to January 1, 2000. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. For more information, please refer to Note 1 to the accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

EBITDA for the years ended December 31, 2002, 2001 and 2001 were $60.1 million, $1.0 million and $40.7 million, respectively. EBITDA represents earnings before interest, net; income taxes; depreciation and amortization. Although EBITDA is not a measure of financial performance under generally accepted accounting principles, we believe it is a common measure used by analysts and investors in comparing our Company's results with those of our competitors as well as a means to evaluate our capacity to meet our debt service obligations. The Company uses EBITDA as an internal measurement tool of quarterly and annual performance. In addition, the Company compensated the entire employee base during 2002 due, in part, to the achievement of targeted EBITDA goals. The Company has also included EBITDA performance goals in its 2003 compensation package. Accordingly, we are including EBITDA in our discussion of financial performance as we believe that its presentation provides useful and relevant information. The table below reconciles EBITDA to the Company's net income (loss) as determined in accordance with generally accepted accounting principals for each of the periods presented.

                                                                               Years Ended December 31,
                                                                -----------------------------------------------------
(dollars in thousands, except per share, line and minutes of use  2002       2001       2000       1999       1998
                                                                ---------  ---------  ---------  ---------  ---------
Statements of Operations Data:
Revenues...................................................... $ 164,098  $ 149,992  $ 139,090  $  95,505  $  42,211
Costs and expenses:

   Cost of sales..............................................    53,525     57,345     42,388     20,510     15,344
   Selling, general and administrative........................    58,985     66,099     54,026     22,855     14,577
   Depreciation and amortization..............................    41,479     34,657     20,905      8,689      4,106
   Restructuring charges(1)...................................     8,620      8,764         --         --         --
   Impairment of assets(2)....................................    16,621     16,787         --         --         --
                                                                ---------  ---------  ---------  ---------  ---------
     Operating expense                                           179,230    183,652    117,319     52,054     34,027
                                                                ---------  ---------  ---------  ---------  ---------
      Income (loss) from operations...........................   (15,132)   (33,660)    21,771     43,451      8,184
Interest expense..............................................    17,398     19,937     18,932     18,124      4,199
Gain on repurchase of bonds (3)...............................   (33,847)        --         --         --         --
Other (income) expense, net...................................    (1,474)    (4,212)    (5,569)    (3,690)     3,091
Provision for (benefit from) income taxes.....................       745    (14,593)     4,791     13,111      1,561
                                                                ---------  ---------  ---------  ---------  ---------
Net income (loss)............................................. $   2,046  $ (34,792) $   3,617  $  15,906  $    (667)
                                                                =========  =========  =========  =========  =========
Net income (loss) per share:
   Diluted.................................................... $    0.06  $   (0.96) $    0.10  $    0.56  $   (0.38)

Other Data
   EBITDA (unaudited)......................................... $  60,063  $   1,032  $  40,681  $  52,140  $   8,591
   Cash flows from operations.................................    46,400     12,251     41,762     41,439     12,033
   Cash flows from investing activities.......................   (30,834)    (9,883)   (67,841)  (135,966)   (42,031)
   Cash flows from financing activities ......................   (51,545)     4,986         66    161,979     41,631
   DS-0 equivalent lines in service (unaudited)...............   327,021    235,244    193,397    122,477     57,444
   Minutes of use (in billions) (unaudited)...................      32.1       26.6       23.7       16.1        7.7

Reconciliation of EBITDA to net income (loss):
   EBITDA..................................................... $  60,063  $   1,032  $  40,681 $   52,140 $    8,591
   Less:
   Depreciation and amortization..............................    41,479     34,657     20,905      8,689      4,106
   Interest expense, net......................................    15,793     15,760     11,368     14,434      3,869
   Provision for (benefit from) income taxes..................       745    (14,593)     4,791     13,111      1,283
                                                                ---------  ---------  ---------  ---------  ---------
   Net income (loss).......................................... $   2,046  $ (34,792) $   3,617 $   15,906 $     (667)
                                                                =========  =========  =========  =========  =========

________

(1) Restructuring charges relate to the Company's restructuring plan approved and announced in June 2002 and August 2001. See Note 7 to the accompanying consolidated financial statements.
(2) As a result of the Company's modified business plan, the Company determined some of its assets were impaired and recorded impairment charges. See Note 6 to the accompanying consolidated financial statements.
(3) During 2002, the Company repurchased some of its Senior Notes at a substantial discount to face value. See Note 9 to the accompanying consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Pac-West is a provider of integrated communications services in the western United States. Our customers include Internet service providers and enhanced communications service providers, collectively referred to as service providers (SPs), and small and medium-sized enterprise (SME) businesses, many of which are communications intensive users.

Our predecessor, also known as Pac-West Telecomm, Inc., began selling office phone systems in 1980 and reselling long distance service to small and medium-sized businesses and residential customers in 1982. Beginning in 1986, our predecessor began offering paging and telephone answering services to its customers. Effective September 30, 1996, our predecessor transferred its telephone and answering service divisions to us. Prior to September 30, 1996, we did not conduct any operations and, since that time, we have disposed of the answering service division and have focused our business strategy on operating as a provider of integrated communications services

We built our facilities-based network to capitalize on the significant growth in Internet usage and in the related demand for local telephone service by SPs, as well as the increasing demand of SME businesses for customized and integrated voice and data communications services. We believe the statewide footprint of our network, which encompasses all of the major metropolitan areas of California, provides us with a significant competitive advantage over ILECs and other CLECs, particularly with regard to SP customers. Our ubiquitous network within the State of California enables SPs to provide their business and residential customers with access to Internet, paging and other data and voice services from almost any point in the state through a local call. We believe the breadth of our product offerings and the structure of our network enable us to generate high network utilization, and strong gross profit margins.

For the years ended December 31, 2002, 2001 and 2000 we had net revenues of approximately $164.1 million, $150.0 million and $139.1 million, respectively. Included in net revenues for the years ended December 31, 2002 were $33.8 million from the gain recognized on the repurchase of certain of the Company's senior notes and $20.6 million of amounts collected in settlement for amounts owed but withheld by certain ILECs during 2002 and years prior. The amounts collected in the settlement represent 12.6% of our total revenues for 2002. Operating expenses for the years ended December 31, 2002, 2001 and 2000 were $ 179.2 million, $183.7 million and $117.3 million, respectively. Included in operating expenses for the years ended December 31, 2002 and 2001 were $25.2 million and $25.6 million, respectively, of restructuring and asset impairment charges. Net income (loss) for the years ended December 31, 2002, 2001 and 2000 were $2.0 million, ($34.8) million and $3.6 million, respectively. Net income for the year ended December 31, 2002 includes a gain on repurchase of bonds of $33.8 million.

EBITDA for the years ended December 31, 2002, 2001 and 2001 were $60.1 million, $1.0 million and $40.7 million, respectively. EBITDA represents earnings before interest, net; income taxes; depreciation and amortization. Although EBITDA is not a measure of financial performance under generally accepted accounting principles, we believe it is a common measure used by analysts and investors in comparing our Company's results with those of our competitors as well as a means to evaluate our capacity to meet our service obligations. The Company uses EBITDA as an internal measurement tool quarterly and annual performance and to compensate the entire employee base of the Company during 2002 due, in part, to the achievement of targeted EBITDA goals. The Company has also included EBITDA performance goals in its 2003 compensation package. Accordingly, we are including EBITDA in our discussion of financial performance as we believe that its presentation provides useful and relevant information. The table below reconciles EBITDA to the Company's net income (loss) as determined in accordance with generally accepted accounting principals for each of the periods presented.

($000's)
	Years ended December 31,
	2002	2001	2000
EBITDA...............	$ 60,063	$ 1,032	$ 40,681
Depreciation and amortization.....	41,479	34,657	20,905
Interest expense, net.........	15,793	15,760	11,368
Provision for (benefit from) income taxes..	745	(14,593)	4,791
Net Income (loss)...........	$ 2,046	$ (34,792)	$ 3,617

As of December 31, 2002, we had 327,021 total DS-0 (digital signal level of 64,000 bits per second) equivalent lines in service, referred to as "lines" going forward, an increase of 91,777 or 39.0% from December 31, 2001. Total lines in service include wholesale and on-network retail line equivalents. In response to technology and network design evolution toward increased data and Voice Over Internet Protocol (VoIP) standards, in the fourth quarter of 2001 the Company retroactively adjusted its line counting methodology to adopt industry standard bandwidth based measurement of lines in DS-0 equivalents. Our total lines in service include wholesale and on-network retail line equivalents. The Company has also segregated small to medium-size lines into on-network and off-network components as related to the Company's decision to exit a number of off-network lines of business. For the years ended December 31, 2002, 2001 and 2000 our minutes of use were 32.1 billion, 26.6 billion and 23.7 billion, respectively. The corresponding percentage increase in minutes of use on a year over year period for 2002 to 2001 and 2001 to 2000 are 20.8% and 11.6%, respectively.

In June 2002, we approved a restructuring plan that contained additional business initiatives to those approved and announced in August 2001. The 2002 restructuring plan was approved in response to continuing competitive pressure from competitors who had reorganized and lowered their cost structure, overcapacity in our industry and lower demand for our products and services. Among the initiatives, the 2002 restructuring plan provides for the closure of our switch facility in Colorado. In connection with such closing, we recorded a $9.3 million restructuring charge in the second quarter of 2002. Of this amount, $3.2 million related to the write-off of the net book value of leasehold improvements and equipment, which could not be redeployed to other locations and, in management's best estimate, had a fair market value of zero; $2.8 million related to circuit commitment obligations; and $3.2 million related to future rent payments due for the abandoned premise in Colorado, which will be paid over the respective lease term which ends in fiscal year 2010. In order to estimate rent expense, we made certain assumptions related to this abandoned premise including: (1) the time period over which the premise would remain vacant, (2) sublease terms, and (3) estimated sublease rents. Due to the specialized nature of the switch facility and current economic conditions in Colorado, no sublease income was estimated. We anticipate operating and selling, general and administrative savings of approximately $0.5 million per quarter from the implementation of this restructuring plan, beginning in 2003. As of December 31, 2002, the Company has a remaining liability for this restructuring activity of approximately $5.8 million.

In August 2001, in response to a weakening economy and increasing competitive pressure resulting from lower than expected demand for telecommunications services and overcapacity in our industry, we shifted our strategy to margin improvement, cost containment and cash conservation rather than top-line growth the Company approved and announced a restructuring plan. Among the initiatives included in the restructuring plan was the suspension of its expansion plans in certain states, exiting of certain lower margin products and services, including residential resale and customer owned and maintained (COAM) equipment, and undertaking certain cost reduction initiatives. In addition to restructuring certain product offerings, the Company closed its switch facility in Utah, consolidated six sales offices, and completed a workforce reduction of approximately 200 employees as part of the restructuring initiative. As a result of these restructuring initiatives, the Company recorded an $8.8 million restructuring charge, of which $5.0 million was related to the write-off of leasehold improvements and other equipment in Utah. As of December 31, 2002, the Company has a remaining restructuring liability of $0.6 million, relating to this restructuring activity.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," and previous to the adoption of SFAS 144, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, " the Company periodically evaluates the carrying amount of its property and equipment when events or changes in business circumstances have occurred which indicate the carrying amount of such assets may not be fully recoverable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. If the Company determines an asset has been impaired, the impairment charge is recorded based on a comparison of the net book value of the identified fixed assets and the estimated discounted future cash flows the Company expects to be generated from the use of the assets over their estimated useful lives or the fair market value of the asset if available.

During the second quarter of fiscal year 2002, as a result of the continuing competitive pressures in the telecommunications industry, the Company made certain business decisions that adversely affected the undiscounted cash flows for specific markets in which the Company competes. These decisions included refocusing the Company's sales and marketing efforts primarily within California, not filling open positions outside of California, the preservation of cash for servicing and repurchasing of the Company's outstanding debt and closing the Company's switch facility in Colorado for which the Company recorded a restructuring reserve. These decisions, which limited the resources available to grow the markets outside of California, combined with slower sales growth forecasts, caused the carrying value of the Company's assets located in the markets outside of California which could not be redeployed in California to no longer be recoverable from the estimated future undiscounted cash flows. At this time, in accordance with SFAS No. 144, the Company recorded an impairment charge of $7.2 million that represented the difference between the net book value of the identified fixed assets and the estimated discounted future cash flows the Company expected to be generated from the use of these assets over the average remaining useful lives. The Company's cash flow projections for each of the Company's geographic locations were developed using each locations historical growth rate. Certain locations outside of the Company's primary business locations had negative cash flows over the estimated useful lives of the assets under evaluation. Due to an excess of commercial real estate availability existing in the identified markets where the Company's impaired leasehold improvements existed and a remote possibility of being able to sublease the facilities, the Company assigned a fair value of zero for the impaired leasehold improvements.

In the fourth quarter of 2002, due to changes in technology and the design of the Company's next generation switching equipment, certain equipment that had previously been identified as eligible for redeployment within positive cash flow markets, was no longer eligible for redeployment. As a result, these specific assets were impaired and written down to their fair market value of $5.6 million in accordance with SFAS No. 144. The Company employed the services of a professional appraisal firm to determine the fair market value of the specific assets identified as impaired. Accordingly, in the fourth quarter of 2002, the Company recorded an impairment charge of $9.4 million. To the extent actual market conditions differ significantly from management's estimates, the estimated fair market value of our long-lived assets could change, which may result in a future impairment charge and such charge, if any, may be material.

During fiscal year 2002, we purchased from holders of our Senior Notes an aggregate of approximately $54.9 million principal amount of Senior Notes at a substantial discount to face value. The differences between the amounts we paid to the holders of the Senior Notes and the face values of the amounts purchased and costs paid to outside parties to complete the transaction, were recorded as gains on repurchase of bonds of $33.8 million for the year ended December 31, 2002. We have recorded the gains on repurchase of bonds in accordance with Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement, issued in April 2002, rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted and, in general, are to be applied prospectively. We continue to review all of our debt obligations and are considering various alternatives to continue to reduce such obligations, including, among other things, the purchase of additional Senior Notes in open market and privately negotiated transactions.

On May 28, 2002, our common stock ceased being quoted on the Nasdaq National Market and began being quoted on the Nasdaq SmallCap Market. We are currently not in compliance with the Nasdaq's minimum bid price requirement. To regain compliance with this requirement, the minimum closing bid price of our stock must close at $1.00 or above per share for a period of 10 consecutive business days. The bid price for our common stock has not closed above $1.00 per share since August 6, 2001. On March 19, 2003 we were notified by Nasdaq that we will be provided with an additional 90 days, or until May 12, 2003, to regain compliance with the minimum bid price requirement. If we are unable to regain compliance with the Nasdaq's minimum bid price requirements, we expect to receive notification that our securities will be delisted from the Nasdaq SmallCap Market. If this happens, we may appeal the decision to a Listing Qualifications Panel, however there can be no assurance that we will be afforded any additional time to regain compliance.

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

Application of Critical Accounting Policies

Critical Accounting Policies. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses for the reporting period. We consider certain accounting policies related to revenue recognition and the collectibility of related receivables, provision for doubtful accounts receivable, estimated settlement of disputed billings and impairment for long-lived assets and goodwill to be critical policies due to the estimation processes involved in each. By their nature, these judgments are subject to an inherent degree of uncertainty. Thus, actual results could differ from estimates made and such differences could be material.

Revenue Recognition and Collectibility of Related Receivable. In compliance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements", the Company recognizes revenue when there is pervasive evidence of an arrangement, delivery of the product or performance of the service has occurred, the selling price is fixed and determined and collectibility is reasonably assured. The Company's adoption of SAB 101 in 2000 changed the timing of when revenue is recognized for non-refundable up-front payments received for installation services. Historically, these amounts have been recognized in the period received. Under the revised revenue recognition policy, these payments, and related costs up to the amount of revenues, are recognized as revenue and expense ratably over the term of the service contracts, generally 24 to 36 months. Any costs in excess of recognized revenues are expensed in the current period. As of December 31, 2002 and 2001, $1,282,000 and $1,608,000, respectively, of installation payments received and $859,000 and $1,049,000, respectively, of associated costs were deferred and are included in deferred revenues and other assets, respectively, in the accompanying consolidated balance sheets.

The cumulative effect of this accounting change was $1,415,000, net of income tax benefit of $943,000, and was taken as a charge to the first quarter of 2000. The accounting change did not have a material effect on quarterly revenue and quarterly earnings during 2000. The Company restated its results for the first three quarters of the year ended December 31, 2000, as reflected in Note 17. The pro forma impact of this change on years prior to 2000 has not been presented, as the impact of such change is immaterial to the individual years presented.

Revenues from the sale of telecommunications products are recognized upon installation, or if no installation is required, upon shipment, which is concurrent with the transfer of legal title. Revenues from service access agreements are recognized as the service is provided, except for reciprocal compensation generated by calls placed to ISPs connected through the Company's network. The rights of CLECs, such as the Company, to receive this type of compensation is the subject of numerous regulatory and legal challenges (see Note 10). Until this issue is ultimately resolved, the Company will continue to recognize reciprocal compensation as revenue when the price becomes fixed and determinable and collectibility is reasonably assured.

Two ILECs with which the Company has interconnection agreements (see Note 10) had withheld payments from amounts billed by the Company under their agreements from 1997 to 1999. In 2002, settlements were entered into with these ILECs whereby the ILECs paid an aggregate of $20.6 million to the Company. The settlements were included in revenues for the year ended December 2002.

Provision for doubtful accounts receivable. Provisions for allowances for doubtful accounts receivable are estimated based upon historical collection experience, customer delinquencies and bankruptcies, information provided by the Company's customers, observance of trends in the industry and other current economic conditions. If this information does not properly reflect future collections, the Company's accounts receivable balance could be overstated or understated.

Accruals for disputed billings. During the ordinary course of business, the Company may be billed for carrier traffic that management believes the Company is not responsible for. Accordingly, the Company will enter into a dispute with the appropriate vendor and withhold payment until the matter is resolved. The Company's current disputes are primarily related to incorrect facility rates or incorrect billing elements the Company believes it is being charged. Management regularly reviews and monitors all disputed items and, based on industry experience, records an accrual that is representative of what it believes it may pay to settle the dispute. Although the Company continues to actively try and expedite resolutions, often times the state Public Utilities Commission must get involved to arbitrate such agreements. This process is often not timely and resolutions often subject to appeal. As of December 31, 2002, the Company has accrued approximately $4.7 million, representing approximately 50% of the gross amount of disputes in negotiation at this time. If resolutions to items in negotiation are favorable or unfavorable to management's estimations, the Company's reserve for disputed items may be over or understated.

Long-lived assets. In 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates its long-lived assets if events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the potential future income expected to be generated by the asset. If an asset is considered to be impaired, it is written down to its estimated fair market value. This is assessed based on factors specific to the type of asset. In assessing the recoverability of these assets, the Company must make assumptions regarding, among other things, estimated future cash flows to determine the fair value of the respective assets. If these estimates and the related assumptions change in the future, the Company may be required to record additional impairment charges for these assets in the future.

Factors Affecting Operations

Revenues. We derive our revenues from monthly recurring charges, usage charges and amortization of initial non-recurring charges . Monthly recurring charges include the fees paid by customers for lines in service and additional features on those lines, as well as equipment collocation services. Usage charges consist of fees paid by end users for each call made, fees paid by ILECs as reciprocal compensation for completion of their customers' calls through our network, and access charges paid by carriers for long distance traffic terminated on our network. Initial non-recurring charges consist of fees paid by end users for the installation of our service. These payments, and related costs up to the amount of revenues, are recognized as revenue and expense ratably over the term of the service contracts, generally 36 months. In accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," the Company recognizes revenue when there is persuasive evidence of an arrangement, delivery of the product or performance of the service has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.

A substantial portion of our revenues is derived from reciprocal compensation paid by ILECs with which we have interconnection agreements. The revenues from these carriers are the result of interconnection agreements we have entered into with them that provide for the transport and termination of local telecommunication traffic. Reciprocal compensation payments are currently an important source of revenue for the Company, and as a result, the failure, for any reason, of one or more ILECs from which we receive reciprocal compensation payments to make all or a significant portion of such payments in the future could adversely affect our financial condition. Reciprocal compensation revenue key drivers are the number of calls we terminate, the minutes of use associated with such calls and the rates we are compensated at by the ILECs. During 2002, we experienced a decrease of approximately 57.6% in the rate at which we are compensated by the ILECs. Further rate reductions in reciprocal compensation in 2003 are anticipated. However to date, the Company has been successful in partially offsetting the impact of the rate reductions on its revenues due to increases in both the number of calls we terminate and in the total minutes of use associated with such calls. Future impact to the Company's overall revenue will continue to be determined by the ability of the Company to partially offset reciprocal compensation rate reductions with increased usage. The right of CLECs, such as the Company, to receive reciprocal compensation is the subject of numerous regulatory and legal challenges, further described below. Until the issues surrounding reciprocal compensation are ultimately resolved, the Company will continue to recognize reciprocal compensation as revenue when received in cash or when collectibility is reasonably assured. Accordingly, settlements the Company receives in connection with previously withheld reciprocal compensation billings are recognized as revenue in the month the cash is received. For the years ended December 31, 2002, 2001 and 2000, reciprocal compensation was $79.9 million, $62.4 million and $62.2 million, respectively, and accounted for approximately 48.7%, 41.6% and 44.7%, respectively, of our total revenues. Reciprocal compensation revenue recorded in the year ended December 31, 2002 includes a settlement of $4.8 million received from Verizon California (Verizon), formerly known as GTE, related to previously withheld reciprocal compensation billings. In addition, on October 29, 2002, Pac-West entered into a Settlement Agreement with SBC Communications (SBC) regarding various disputes between the parties for charges billed by Pac-West in prior fiscal years and during 2002 through August 31st. Under the terms of the Settlement Agreement, SBC agreed to pay Pac-West Fifteen Million Eight Hundred Thousand Dollars in settlement of those claims, which is also included within reciprocal compensation revenue for the year ended December 31, 2002.

From June through December of 2001, Verizon withheld certain reciprocal compensation payments on the basis that the amounts invoiced by the Company exceeded the amounts permissible under an order of the Federal Communications Commission (FCC) which permitted ILECs to adopt a plan, on a statewide basis, containing such reduced rates. The Company contested Verizon's withholdings before the California Public Utilities Commission, and on January 23, 2002, the California Public Utilities Commission ordered Verizon to pay all such withheld reciprocal compensation of approximately $4.8 million, plus interest.

On May 16, 2002, the California Public Utilities Commission implemented a UNE (Unbundled Network Element) pricing structure for local traffic exchanged with SBC in California. A regulatory hearing is underway to determine the appropriate rate elements and costs for interconnecting local traffic between carriers in the State of California. The impact of this pricing structure has reduced the Company's reciprocal compensation revenues by approximately $2.0 million per month from previous billings. We expect that reciprocal compensation will continue to represent a significant portion of our revenues in the future, however, recorded reciprocal compensation as a percentage of revenues is expected to decline. We are currently negotiating and implementing new interconnection agreements and the terms including reciprocal compensation. The per minute reciprocal compensation rate we receive from SBC under our current agreement is significantly lower than it was under our previous agreement as a result of the new UNE pricing structure. Based on current market conditions, we expect the per minute reciprocal compensation rate could decline from historic rates under interconnection agreements in the future. Further, as discussed in Note 10 to the accompanying audited consolidated financial statements, to the extent that the April 27, 2001 Federal regime for intercarrier compensation for ISP-bound traffic applies to the Company and is adopted by ILECs exchanging traffic with the Company, reciprocal compensation or intercarrier compensation rates will decline. It is not possible to estimate the impact of the April 27, 2001 FCC regime at this time because the Federal regime does not alter existing contracts except to the extent that they incorporate changes of Federal law, and because adoption of the Federal regime is within the discretion of the ILEC exchanging traffic with CLECs on a state- by-state basis. In addition, the rules are the subject of petitions for reconsideration before the FCC and review on remand from the U.S. Court of Appeals for the District of Columbia Circuit. In the event an ILEC determines not to adopt the Federal regime, the ILEC must pay the same rate for Internet service provider-bound traffic as for calls subject to reciprocal compensation. We cannot predict the impact of the FCC's and the Court's ruling on existing state decisions, the outcome of pending appeals or future litigation on this issue.

Cost of Sales. Costs of sales are comprised primarily of leased transport charges, usage charges for long distance and intrastate calls and, to a lesser extent, reciprocal compensation we pay to other companies related to calls that originate with a Pac-West customer and terminate on the network of an ILEC or other CLEC. Our leased transport charges include the lease payments we incur for the transmission facilities, or circuits, used to connect our customers to our switches and to connect to the ILEC and other CLEC networks. Due to our strategy of leasing rather than building our own transport facilities our operating costs provide for gross margins in excess of 50%. Our lease commitments often have initial lease terms in excess of one-year from the commitment date. When the lease commitment is fulfilled, the lease often converts to a month-to-month agreement and thus reduces our future lease commitments. In fiscal years 2001 and 2000, our lease payments for transmission facilities increased significantly as a result of our expansion at that time. During these years, we increased the capacity of our switching facilities in Los Angeles, Oakland and Stockton, California and completed new switching facilities in, or near, Phoenix, Arizona, Seattle, Washington, Denver Colorado and Salt Lake City, Utah. However, in connection with our restructuring initiatives announced in the third quarter of 2001 and the second quarter of 2002, designed, among other things, to improve our capital utilization and efficiencies, our recurring circuit commitment costs have decreased from prior periods. Although we continue to look for ways to continue to reduce our operating costs, we cannot guarantee that our operating costs will continue to decline in the future.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses include network development, administration and maintenance costs, selling and marketing, customer service, provisions for doubtful accounts, information technology, billing, corporate administration and personnel.

Results of Operations

The following table summarizes the results of operations as a percentage of revenues for Pac-West for the years ended December 31, 2002, 2001 and 2000. Income (loss) from operations for 2002 includes restructuring and impairment charges totaling $25.2 million. Income (loss) from operations for 2001 includes restructuring and impairment charges totaling $25.6 million. Net income for 2000 includes a charge related to a change in accounting principle incurred upon the Company's adoption of SAB 101 of $1.4 million, net of income tax benefit of $0.9 million.

                                                                   Year Ended December 31,
                                                                -------------------------------
                                                                  2002       2001       2000
                                                                ---------  ---------  ---------
Statements of Operations Data:
Revenues......................................................     100.0%    100.0%    100.0%
Cost of sales.................................................      32.6       38.2       30.5
Selling, general and administrative expenses..................      35.9       44.1       38.8
Depreciation and amortization expense.........................      25.3       23.1       15.0
Income (loss) from operations.................................      (9.2)     (22.4)      15.7
Net income (loss).............................................       1.2      (23.2)       2.6

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

The significant revenue components and operational metrics of the Company for the years ended December 31, are as follows:

                                                                   Year Ended December 31,
                                                                -------------------------------
                                                                  2002       2001     % Change
                                                                ---------  ---------  ---------
Revenues (in millions):
Reciprocal Compensation....................................... $    79.9  $    62.4       28.0%
Direct billings to SP customers...............................      41.5       39.3        5.6
Direct billings to SME customers..............................      12.9       10.9       18.3
Outbound local and long distance..............................      13.2       14.4       (8.3)
Dedicated transport...........................................       8.9        9.8       (9.2)
Switched access...............................................       7.2        5.7       26.3
COAM..........................................................       0.5        7.2      (93.1)
Other (1).....................................................        --        0.3     (100.0)
                                                                ---------  ---------  ---------
      Total Revenues.......................................... $   164.1  $   150.0        9.4%
                                                                =========  =========  =========

Operational metrics:
DS-0 equivalent lines in service (unaudited)..................   327,021    235,244       39.0%
Minutes of use (in billions) (unaudited)......................      32.1       26.6       20.7%

Consolidated revenues for the year ended December 31, 2002 increased by $14.1 million, or 9.4%, to $164.1 million from $150.0 million for the year ended December 31, 2001. The increase in revenues is primarily the result of an increase of $17.5 million in reciprocal compensation, which includes $20.6 million of previously withheld reciprocal compensation billings in negotiated settlements during 2002 as discussed above. In addition, there was an increase of $4.2 million in recurring charges and installation charges billed directly to SP and SME business customers and an increase of $1.5 million in switched access revenues resulting from increased line growth and usage. These increases were partially offset by a decrease of $6.8 million in product and service revenues related to exiting the COAM business, a decrease of $1.2 million in local and long distance usage revenues and a decrease of $0.9 million in dedicated transport services due primarily to declining market rates. During 2002, we experienced a decrease of approximately 57.6% in the reciprocal compensation rate at which we are compensated at by the ILECs. Further rate reductions in reciprocal compensation in 2003 are anticipated. However, to date, the Company has been successful in partially offsetting the impact of the rate reductions on its revenues due to increases in both the number of calls we terminate and in the total minutes of use associated with such calls.

The total lines in service increased 39% to 327,021 as of December 31, 2002 from 235,244 lines as of December 31, 2001. Billable minutes of use were 32.1 billion for the twelve months ended December 31, 2002, up 21% from 26.6 billion billed minutes during 2001 As discussed above, in response to technology and network design evolution toward increased data and Voice over IP (VoIP) standards, the Company has retroactively adjusted its line counting methodology to adopt industry standard bandwidth-based measurement of lines in DS-0 equivalents. The Company has also segregated SME lines into on-network and off-network components as related to the Company's decision to exit a number of off-network lines of business.

The number of inbound local minutes subject to reciprocal compensation revenues in accordance with interconnection agreements were 31.4 billion and 26.0 billion for the years ended December 31, 2002 and 2001, respectively, while the year over year increase of 5.4 billion billable minutes of use from 2001 to 2002 represented a 20.8% increase. However, the favorable increase in inbound local minutes was offset by the 57.6% decline in the reciprocal compensation rate over the course of the year. Net of the effect of the negotiated settlements for reciprocal compensation of $20.6 million during the year ended December 31, 2002, reciprocal compensation revenues decreased $3.1 million from 2001 to $59.3 million compared to $62.4 million for the year ended December 31, 2001. Total reciprocal compensation revenue, inclusive of settlement amounts, for the year ended December 31, 2002 was $79.9 million.

Direct billings to SP customers increased during the year ended December 31, 2002 from the same period in 2001 by $2.2 million, or 5.6% to $41.5 million from $39.3 million during the year ended December 31, 2001. This change was due to the increase in lines in service to this market from 193,266 lines at December 31, 2001 to 272,636 lines in service at December 31, 2002. The revenue effect of the 41.1% increase in lines in service was partially offset by the drop in DSL revenue when the Company exited the DSL market during the second quarter of 2002.

Direct billings to SME business customers increased during the year ended December 31, 2002 from the same period in 2001 by $2.0 million, or 18.3% to $12.9 million from $10.9 million during the year ended December 31, 2001. This change was due to the increase in lines in service from 41,978 lines at December 31, 2001 to 54,385 lines in service at December 31, 2002. The revenue effect of the 29.6% increase in lines in service was partially offset by a drop in the residential resale revenue when the Company exited the residential market during the second quarter of 2002,

Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased during the year ended December 31, 2002 from the same period in 2001 by $1.2 million or 8.3% to $13.2 million from $14.4 million during the year ended December 31, 2001. Although total minutes billed to customers increased between periods, the average rate per minute charged to customers declined in part to a change in the mix between local and long distance calls made by customers changed during these periods. During the year ended December 31, 2002, approximately 44.8% of minutes billed to customers were charges for local minutes compared to approximately 43.6% in the same period ended 2001. The revenue effect was also impacted when the Company made business decisions to exit certain lines of business such as residential, certain 800 numbers and the suspension of service in states outside the Company's network footprint.

The $0.9 million, or 9.2%, decrease in dedicated transport revenues to $8.9 million during the year ended December 31, 2002 from $9.8 million during the year ended December 31, 2001 primarily relates to decreases in the number of SP customers who collocate at our SuperPOPs.

As a result of comprehensive product reviews intended to identify opportunities to improve profitability undertaken in connection with the development of the restructuring plan, we decided to exit certain low-margin businesses in 2001 such as COAM equipment, residential resale and DSL and concentrate efforts in developing next generation offerings. This decision contributed to decreased revenues from product and service offerings of $6.7 million, or 93.1%, for the year ended 2002 compared to the same period ended 2001.

The significant costs and expenses of the Company for the years ended December 31, are as follows:

                                                                   Year Ended December 31,
                                                                -------------------------------
                                                                  2002       2001     % Change
                                                                ---------  ---------  ---------
Costs and expenses (in millions):
Cost of sales................................................. $    53.5  $    57.3       (6.7)%
Selling, general and administrative...........................      59.0       66.1      (10.8)
Depreciation and amortization.................................      41.5       34.7       19.6
                                                                ---------  ---------  ---------
      Total Costs and Expenses................................ $   154.0  $   158.1       (2.6)%
                                                                =========  =========  =========

Our consolidated cost of sales for the year ended December 31, 2002 decreased $3.8 million, or 6.7% to $53.5 million from $57.3 million for the year ended December 31, 2001. Although we continue to experience an increase in network operations associated with a higher level of minutes of use passing through our network, our cost of sales is declining from the prior year as a result of discontinuing certain low-margin products and services, the business decision made by the Company to shut down certain of its switch locations during 2001 and improving capital utilization.

Our consolidated selling, general and administrative expenses for the year ended December 31, 2002 decreased $7.1 million, or 10.8%, to $59.0 million from $66.1 million for the year ended December 31, 2001. In first two quarters of 2001 we incurred significant selling and marketing costs in connection with our anticipated efforts to expand our operations and establish ourselves in new markets before the decision was made to implement the 2001 restructuring plan, which provided for, among other things, a workforce reduction. Our headcount remained fairly stable throughout 2002 with 414 employees as of December 31, 2002 compared to 407 employees at December 31, 2001. During the fourth quarter of 2001 the Company completed a work force reduction of approximately 200 employees as part of its 2001 restructuring plan. As anticipated, the workforce reduction resulted in payroll savings of approximately $5.4 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. Selling, general and administrative expenses for the year ended December 31, 2001 also include approximately $1.1 million of provision for doubtful accounts compared to $3.2 million for the year ended December 31, 2001, a decrease of $2.1 million. During 2001 the Company experienced an unusually high level of delinquencies and bankruptcies in its customer base. This was primarily due to the Company's mix of customers, which included among others residential, paging and COAM. The Company exited these product lines during 2001 and early 2002 due in part to the high level of delinquencies experienced in 2001 on these product lines. In addition, the Company's SP customer base contracted as the smaller, less financially stable customers were forced to restructure, or failed to survive. The Company's overall SP lines in service and SP revenues were not directly affected by this contraction as the Company's larger SP customers absorbed many of the smaller SP customers end user base. . Partially offsetting these costs savings, however, were additional legal expenses incurred in connection with the Company's efforts to defend its position on various reciprocal compensation proceedings described above in "Factors Affecting Operations," and additional maintenance and property tax expense incurred on purchases of equipment between the years. Selling, general and administrative expenses were 35.9% and 44.1% of revenues for the years ended December 31, 2002 and 2001 respectively.

Our consolidated depreciation and amortization expense for the year ended December 31, 2002 increased $6.8 million to $41.5 million from $34.7 million for the year ended December 31, 2001. Depreciation and amortization as a percentage of revenues increased to 25.3% for the year ended December 31, 2002 from 23.1% from the year ended December 31, 2001. The increase in depreciation and amortization expense was primarily due to additional depreciation expense incurred related to significant capital purchases between years. During the year ended December 2002 the Company purchased an additional $20.2 million of property and equipment.

Our consolidated interest expense for the year ended December 31, 2002 decreased $2.5 million to $17.4 million from $19.9 million for the year ended December 31, 2001. Interest expense is net of capitalized interest. Interest expense over these two years is primarily related to the $150 million Senior Notes issued on January 29, 1999, including amortization of related deferred financing costs associated with the offering over a period of ten years. As a result of purchasing form holders of our Senior Notes an aggregate of approximately $54.9 million principal amount of Senior Notes during 2002, described above, interest expense on our Senior Notes declined between the years. However, these interest savings were partially offset by a reduction of capitalized interest of $1.0 million and $1.7 million for the twelve months ended December 31, 2002 and 20001 respectively.

Our consolidated interest income for the year ended December 31, 2002 decreased $2.6 million to $1.6 million from $4.2 million for the year ended December 31, 2001. This decrease is primarily related to lower cash balances between the years. Interest income includes realized gains and losses on investments.

The Company's effective income tax rates reflect the applicable Federal and state statutory income tax rates. For the years ended December 31, 2002 and 2001, the Company's effective income tax rate was 26.7% and (29.5)%, respectively.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

The significant revenue components and operational metrics of the Company for the years ended December 31, are as follows:

                                                                   Year Ended December 31,
                                                                -------------------------------
                                                                  2001       2000     % Change
                                                                ---------  ---------  ---------
Revenues (in millions):
Reciprocal Compensation....................................... $    62.4  $    62.2        0.3%
Direct billings to SP customers...............................      39.3       29.2       34.6
Direct billings to SME customers..............................      10.9        7.2       51.4
Outbound local and long distance..............................      14.4       16.1      (10.6)
Dedicated transport...........................................       9.8        7.7       27.3
Switched access...............................................       5.7        5.7         --
COAM..........................................................       7.2        9.9      (27.3)
Other (1).....................................................       0.3        1.1      (72.7)
                                                                ---------  ---------  ---------
      Total Revenues.......................................... $   150.0  $   139.1        7.8%
                                                                =========  =========  =========

Operational metrics:
DS-0 equivalent lines in service (unaudited)..................   235,244    193,397       21.6%
Minutes of use (in billions) (unaudited)......................      26.6       23.7       12.2%

Consolidated revenues for the year ended December 31, 2001 increased $10.9 million or 7.8% to $150.0 million from $139.1 million for the same period ended in 2000. The increase in revenues is primarily attributed to an increase of $0.2 million in paid local interconnection revenues, an increase of $10.1 million and $3.7 million in recurring charges and installation charges billed directly to SPs and business customers, respectively, a decrease of $1.7 million in local and long distance usage revenues, an increase of $2.1 million in dedicated transport revenues, and a decrease of $2.7 million in product and service revenues related to exiting the COAM business.

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

The total lines in service increased 21.6% to 235,244 as of December 31, 2001 from 193,397 lines as of December 31, 2000. Billable minutes of use were 26.6 billion for the twelve months ended December 31, 2001, up 12.2% from 23.7 billion billed during the same period in 2000. The number of inbound local minutes subject to reciprocal compensation revenues in accordance with interconnection agreements 11.6%, for the year ended December 31, 2001 over the same period ended 2000. The minutes subject to reciprocal compensation increased 2.7 billion minutes to 26.0 billion minutes in 2001 from 23.3 billion minutes in 2000. However, favorable revenues from increased inbound local calls and minutes was almost entirely offset as one ILEC with which we have an interconnection agreement, refused to pay that portion of reciprocal compensation due under their interconnection agreement that they estimated was in excess of the payments required if the rate structure pursuant to the FCC Order on Remand was applicable to our interconnection agreement with them. For more information, please refer to Note 10 to the accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The net effect resulted in a $0.2 million increase in paid interconnection revenues for the year ended December 31, 2001 over the corresponding period in 2000. Revenues from switched access charges for the year ended December 31, 2001 remained substantially unchanged from those recorded in the previous year.

Direct billings to SP customers increased during the year ended December 31, 2001 from the same period in 2000 by $10.1 million, or 34.6%. Lines in service to this market increased from 164,527 lines at December 31, 2000 to 193,266 lines in service at December 31, 2001, an increase of 17.5%.

Direct billings to SME business customers increased significantly from the year ended December 31, 2000, resulting in increased revenues of $3.7 million for the year ended December 31, 2001, a 51.4% increase. As of December 31, 2001, we had 41,978 on-network lines in service compared to 28,870 lines at December 31, 2000, an increase of 45.4%.

Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased $1.7 million during the year ended December 31, 2001 from the same period ended in 2000. Although total minutes billed to customers increased between periods, the average rate per minute charged to customers declined as the mix between local and long distance calls made by customers changed during these periods. During the year ended December 31, 2001, approximately 43.6% of minutes billed to customers were charges for local minutes compared to approximately 31.6% in the same period ended 2000.

The $2.1 million, or 27.3%, increase in dedicated transport revenues primarily relates to increased data networking services for private networks.

As a result of comprehensive product reviews intended to identify opportunities to improve profitability undertaken in connection with the development of the restructuring plan, we decided to exit certain low-margin businesses such as COAM equipment and residential resale and concentrate our efforts in developing next generation offerings. This decision to exit the COAM equipment business in the quarter ended September 30, 2001 contributed to decreased revenues from product and service offerings of $2.7 million, or 27.3%, for the year ended 2001 compared to the same period ended 2000.

The significant costs and expenses of the Company for the years ended December 31, are as follows:

                                                              Year Ended December 31,
                                                                -------------------------------
                                                                  2001       2000     % Change
                                                                ---------  ---------  ---------
Costs and expenses (in millions):
Cost of sales................................................. $    57.3  $    42.4       35.2%
Selling, general and administrative...........................      66.1       54.0       22.4
Depreciation and amortization.................................      34.7       20.9       66.0
                                                                ---------  ---------  ---------
      Total Costs and Expenses................................ $   158.1  $   117.3       34.8%
                                                                =========  =========  =========

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

Our consolidated selling, general and administrative expenses for the year ended December 31, 2001 increased $12.1 million to $66.1 million from $54.0 million for the corresponding period in 2000. As expected, we incurred significant selling and marketing costs in connection with our efforts to expand our operations and establish ourselves in markets before switches became operational and generated revenues. In August 2001, in response to a weakening economy, we approved and announced a restructuring plan that included, among other things, a workforce reduction designed to reduce our expenses. As a result of normal attrition and the workforce reduction, our headcount was reduced to 407 employees as of December 31, 2001 from 693 employees at December 31, 2000. In addition, selling, general and administrative expenses for the year ended December 31, 2001 include approximately $3.2 million of provision for doubtful accounts reflective of the softening economy and increased delinquencies and bankruptcies, an increase of $2.2 million from the same period ended 2000. Selling, general and administrative expenses were 44.1% and 38.8% of revenues for the years ended December 31, 2001 and 2000, respectively.

Our consolidated depreciation and amortization expense for the year ended December 31, 2001 increased $13.8 million to $34.7 million from $20.9 million for the same period in 2000. Depreciation and amortization as a percentage of revenues increased to 23.1% for the year ended December 31, 2001 from 15.0% from the same period ended 2000. The increase in depreciation and amortization expense was primarily due to additional depreciation expense incurred related to significant capital purchases between years. During the year ended December 2001, including $2.0 million of purchases financed under a capital lease facility, the Company purchased an additional $37.2 million of property and equipment.

Our consolidated interest expense for the year ended December 31, 2001 increased $1.0 million to $19.9 million from $18.9 million in 2000. Interest expense over these two periods is primarily related to the Company's $150 million Senior Notes, including amortization of related deferred financing costs associated with the offering over a period of ten years. Interest expense is net of amounts capitalized of $1.7 million and $2.5 million for the twelve months ended December 31, 2001 and 2000, respectively.

Our consolidated interest income for the year ended December 31, 2001 decreased $3.4 million to $4.2 million from $7.6 million for the same period in 2000. This decrease is primarily related to lower cash balances between periods. Interest income includes realized gains and losses on investments.

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

Quarterly Operating and Statistical Data

The following table sets forth unaudited operating and statistical data for each of the specified quarters of 2002 and 2001. The operating and statistical data for any quarter are not necessarily indicative of results for any future period. Lines sold to date and lines in service to date for all quarters in the table below have been adjusted as discussed under "--Overview" above.

                                                                  Quarter Ended
                                 --------------------------------------------------------------------------------------
                                                     2002                                        2001
                                 ------------------------------------------  ------------------------------------------
                                 March 31,  June 30,   Sept. 30,   Dec 31,   March 31,  June 30,   Sept. 30,   Dec 31,
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Ports equipped (see Note 1
 below)........................   768,000    944,644    944,644    940,800    672,000    672,000    672,000    652,800
Lines sold to date.............   322,939    323,249    328,649    335,851    245,061    249,368    253,434    240,053
Lines in service to date.......   233,839    236,193    242,451    327,021    233,839    236,193    242,451    235,244
Quarterly minutes of use
 switched (in millions)........     7,714      7,656      8,211      8,532      6,583      6,290      6,436      7,286
Capital expenditures
 (in thousands)................ $   7,488  $   6,461  $   3,511  $   2,733  $  20,149  $   9,504  $   5,092  $   2,406
Employees......................       402        406        402        414        689        645        428        407

(1) The decline in ports equipped from September 30, 2001 to December 31, 2001 is a result of ports in transit from our Utah switch facility to our Stockton switch facility. The decline in ports equipped from September 30, 2002 to December 31, 2002 is a result of ports in transit from our Denver switch facility to our Oakland switch facility.

Liquidity and Capital Resources

Net cash provided by operating activities was $46.4 million for the year ended December 31, 2002 as compared to $12.3 million for the same period ended in 2001. One of the primary differences between the periods was attributable to settlements received from ILECs for amounts previously owed, but withheld, during 2002 that totaled $20.6 million. Excluding this transaction the net cash provided by operating activities increased $13.5 million for the year ended December 31, 2002 over 2001. The significant activities which comprised this change were: recognized cost savings due to the Company's previously announced restructuring plans in 2001 and 2002 along with its on-going actions to review and implement process improvements designed to decreased costs resulted in cost savings of $3.8 million of cost of sales and $7.1 million in selling, general and administrative costs, an increase of $8.4 million in the Company's accrued payroll and other liabilities, an increase in our depreciation and amortization expenses of $6.8 million due primarily to a full year of depreciation being recognized in 2002 on $37.2 million of switching and related equipment placed in service during 2001, a $15.3 million change in deferred income tax benefit and $3.3 million change in the income tax receivable due to the income tax planning strategies put into effect by the Company during 2002. These increases were partially off-set by a decrease in revenues, exclusive of the settlements received, of $16.5 million for the year ended December 31, 2002 compared to December 31, 2001 due primarily to market pricing pressures and regulatory decisions effected during 2002 pertaining to reciprocal compensation rates. During 2002, we experienced a decrease of approximately 57.6% in the rate at which we are compensated at by the ILECs. Further rate reductions in reciprocal compensation in 2003 are anticipated. However to date, the Company has been successful in partially offsetting the impact of the rate reductions on its revenues due to increases in both the number of calls we terminate and in the total minutes of use associated with such calls. Future impact to the Company's overall revenue will continue to be determined by the ability of the Company to partially offset reciprocal compensation rate reductions with increased usage. There can be no assurance that the Company will be successful in its ability to offset future rate reductions by increased usage.

Net cash used in investing activities was $30.8 million for the year ended December 31, 2002 compared to $9.9 million for the year ended December 31, 2001. During the year ended 2002 the Company had purchases of short-term investments of $10.8 million compared to redemptions of $25.1 million during the year ended December 31, 2001 which were used primarily to purchase equipment during 2001. Purchases of property and equipment decreased to $20.2 million during 2002 compared to $35.2 million during 2001 due primarily to the ability to re-deploy equipment during 2002 from switch locations which had been shut down during 2001 rather than purchasing new equipment.

Net cash (used in) provided by financing activities was ($51.6) million for the year ended December 31, 2002 compared to $5.0 million for the same period ended 2001. During 2002 the Company repaid its $10.0 million senior credit facility which was initially borrowed in 2001, made a $13.0 million repayment on its Fiber IRU note payable and paid $20.7 million to repurchase some of its outstanding Senior Notes. In addition, the Company made $7.9 million in payments on its outstanding capital leases during the year ended December 31, 2002 compared to $5.2 million for the same period ended 2001.

The telecommunications service business is capital intensive. Our operations have required substantial capital investment for the design, acquisition, construction and implementation of our network. Capital expenditures, including amounts financed under capital leases, were $20.2 million, $37.2 million and $113.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Approximately $3.5 million of capital expenditures made during 2002 and 2001 are included in construction projects in progress as of December 31, 2002 and therefore are not being depreciated until they are placed in service in 2003. In response to the weakening economy and the significant negative industry trends including bankruptcies and depressed valuations of public telecommunication companies, we have undertaken various initiatives intended to not only maximize our performance, but to take advantage of emerging opportunities. Our business plan, as currently contemplated, anticipates capital expenditures, excluding acquisitions, of approximately $15.4 million in 2003. However, the actual cost of capital expenditures during 2003 will depend on a variety of factors. Accordingly, our actual capital requirements may exceed, or fall below, the amounts described above.

Our senior credit facility which provided for maximum borrowings of up to $40.0 million and bore interest, at the option of (1) the Base Rate, as defined in the senior credit facility; or (2) the LIBOR rate, as defined in the senior credit facility, plus between 2.25% and 3.5%, expired on June 15, 2002. At the time we had $10.0 million of outstanding principal at a borrowing rate of approximately 4.13% which was repaid in full on June 15, 2002. We are currently considering various alternatives to replace our senior credit facility. However, there can be no assurance we will be successful in obtaining additional capital sources at rates and terms acceptable to the Company.Our principal sources of funds for 2003 are anticipated to be current cash and short-term investment balances and cash flows from operating activities. We believe that these funds will provide us with sufficient liquidity and capital resources for us to fund our business plan through 2003. No assurance can be given, however, that this will be the case. As currently contemplated, we expect to fund, among other things, our semi-annual interest payments of approximately $6.4 million each, anticipated capital expenditures of approximately $15.4 million, capital lease payments (including interest) of approximately $8.1 million and repayment of our Fiber IRU obligation of $4.2 million. The foregoing statements do not take into account additional acquisitions which, if made, are expected to be funded through a combination of cash and equity or the repurchase of any of our remaining outstanding senior notes. Depending upon our rate of growth and profitability, among other things, we may require additional equity or debt financing to meet our working capital requirements or capital needs. There can be no assurance that additional financing will be available when required, or, if available, will be on terms satisfactory to us. Key factors with could affect our liquidity include: future demand of our services; financial stability of our customers; outcomes of regulatory proceedings involving reciprocal compensation; capital expenditures; and our debt payments.

Our senior notes indenture contain financial and other covenants that restrict, among other things, our ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of our assets. Such limitations could limit corporate and operating activities, including our ability to respond to market conditions to provide for unanticipated capital investments or to take advantage of business opportunities. The Company is in compliance with its financial covenants.

Inflation

We do not believe that inflation has had any material effect on our business over the past three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At December 31, 2002, we had outstanding $95.1 million principal amount of fixed rate notes due 2009, and consequently we currently have no risk exposure associated with increasing interest rates on our debt. Additionally, we are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. Substantially all of our investments in cash equivalents and short-term investments are in money market funds that hold short-term investment grade commercial paper, treasury bills or other U.S. government obligations. Currently this reduces our exposure to long-term interest rate changes. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $57.3 million of cash and cash equivalents and short-term investments at December 31, 2002 by approximately $5.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements required by Item 8, together with the notes thereto and the report thereon of the independent public accountants dated February 24, 2003, are set forth on pages F-1 through F-27 of this Form 10-K. The consolidated financial statement schedule listed under Item 14(a)2 is set forth on page F-28 of this form Form 10-K and should be read in conjunction with our consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 4 2002, we dismissed our independent auditors, Arthur Andersen LLP (Arthur Andersen), and engaged the services of KPMG LLP (KPMG) as our new independent auditors for the fiscal year ending December 31, 2002. Our board of directors authorized the dismissal of Arthur Andersen and the engagement of KPMG.

Arthur Andersen provided auditing services to us since 1996. During this time, which specifically includes the two fiscal years ended December 31, 2000 and December 31, 2001, and the subsequent interim period through June 4, 2002, there were no disagreements between Arthur Andersen and us on any matter of accounting principals or practices, financial statement disclosure, or auditors scope or procedure, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with its reports. Furthermore, there were no reportable events described under Item 304(a)(1)(v) of Regulation S-K.

The audit reports issued by Arthur Andersen on our consolidated financial statements as of and for the years ended December 2000 and 2001 did not contain an adverse opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2000 and 2001, and the subsequent interim period through June 4, 2002, we did not consult with KPMG regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEMS 10, 11, 12, AND 13.

Information required by Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K is incorporated by reference from Pac- West Telecomm, Inc.'s Proxy Statement, to be delivered to its shareholders in connection with its Annual Meeting of Shareholders to be held June 9, 2003, which will be filed with the Securities Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, all of which information is hereby incorporated by reference, in and made part of, this Annual Report on Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in accordance with Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, together with the other members of management participating in the evaluation, concluded that the Company is in compliance with the requirements of Rule 13a-15(a) of the Exchange Act and that the Company's disclosure controls and procedures are effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company's evaluation of its disclosure controls and procedures. It should be recognized that the design of any system of controls is based upon certain assumptions about the scope of the tasks to be performed and the environment in which the tasks are to be performed. As such, the Company's internal controls provide the Company with a reasonable assurance of achieving their intended effect.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) (1) Financial Statements

The consolidated financial statements of Pac-West Telecomm, Inc. and its subsidiaries for the year ended December 31, 2002, together with the Report of Independent Public Accountants, are set forth on Pages F-1 through F-23 of this annual report on Form 10-K. The supplemental financial information listed and appearing hereafter should be read in conjunction with the consolidated financial statements included in the Form 10- K.

(2) Financial Statement Schedules

The following are included in Part IV of this annual report on Form 10-K for each of the years ended December 31, 2002, 2001 and 2000 as applicable:

Schedule II--Valuation and Qualifying Accounts	F- 28

Financial statement schedules not included in this Form 10-K have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto, included in this annual report on Form 10-K.

(3) Exhibits

The exhibits are filed herewith pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description
2.1

Agreement of Merger, dated September 16, 1998, between PWT Acquisition Corp. and Pac-West Telecomm, Inc., as amended (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement (No. 333- 76779)).

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
10.1

Shareholders Agreement, dated September 16, 1998, between Pac- West, John K. La Rue, Bay Alarm Company, certain named investors and certain named executives (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement (No. 333-76779)).

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

10.4	Stock Purchase Agreement, dated September 16, 1998, between Pac- West and certain named investors (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement (No. 333-76779)).
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

+10.7	Employment Agreement, dated June 30, 1998, between Pac-West and John K. La Rue (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement (No. 333-76779)).
+10.8	Executive Agreement, dated September 16, 1998, between Pac-West and Wallace W. Griffin (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement (No. 333-76779)).
+10.9	Executive Agreement, dated October 30, 1998, between Pac-West and Richard E. Bryson (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement (No. 333-76779)).
+10.10	Employment Agreement, dated October 21, 1998, between Pac-West and Dennis V. Meyer (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement (No. 333-76779)).
+10.11	Employment Agreement, dated September 14, 1998, between Pac-West and Jason R. Mills (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement (No. 333-76779)).
+10.12	Confidentiality Agreement, dated September 16, 1998, between Pac-West and John K. La Rue (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement (No. 333-76779)).
+10.13	Confidentiality Agreement, dated September 16, 1998, between Pac-West and Wallace W. Griffin (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement (No. 333-76779)).
+10.14	Confidentiality Agreement, dated September 16, 1998, between Pac-West and Richard E. Bryson (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement (No. 333-76779)).
+10.15	Confidentiality Agreement, dated October 22, 1998, between Pac- West and Dennis V. Meyer (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement (No. 333-76779)).
+10.16	Confidentiality Agreement, dated September 16, 1998, between Pac-West and Jason R. Mills (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement (No. 333-76779)).
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

10.23(a)

Loan and Security Agreement dated June 15, 1999, between Pac- West, Union Bank of California and other lenders as designated (Incorporated by reference to Exhibit 10.23(a) to the Company's Registration Statement (No. 333- 86607)).

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

+10.29	Employment Agreement, dated September 11, 1998, between Pac-West and Gregory Joksch (Incorporated by reference to Exhibit 10.29 to the Company's Registration Statement (No. 333-86607)).
+10.30	Confidentiality Agreement, dated September 11, 1998 between Pac- West and Gregory Joksch (Incorporated by reference to Exhibit 10.30 to the Company's Registration Statement (No. 333-86607)).
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

10.43(b)

Amendment No 1 to IRU Agreement dated May 15, 2001, between Pac- West Telecomm, Inc. and Qwest Communications Corporation (Incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000).

10.43(c)

Amendment No 2 to IRU Agreement dated June 28, 2002, between Pac-West Telecomm, Inc. and Qwest Communications Corporation (Incorporated by reference to Exhibit 10.43 (c) to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002).

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

10.57

Agreement for Local Wireline Network Interconnection and Service Resale Between AT&T Communications of the Mountain States, Inc. and U S West Communications, Inc for the State of Utah, dated June 28, 1998 (Incorporated by reference to Exhibit 10.23(c) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001).

10.58

Letter Agreement between Qwest Corporation (f/k/a U S West Communications, Inc.) and Pac-West Telecomm, Inc. for the State of Utah, dated October 2, 2000 (Incorporated by reference to Exhibit 10.23(c) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001).

+10.59

Severance Agreement, dated September 27, 2001, by and between Mr. Richard Bryson and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

+10.60

Employment Agreement, dated June 11, 2001, by and between Mr. Henry R. Carabelli and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

+10.61

Agreement Regarding Change in Employment Status, dated August 1, 2001, by and between John K. La Rue and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

+10.62

Employment Agreement, dated December 1, 2001, by and between Mr. Wallace W. Griffin and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

+10.63

Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. H. Ravi Brar and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

+10.64

Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. John F. Sumpter and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

+10.65

Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. Gregory Joksch and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.66

Secured Promissory Note and Executive Stock Pledge Agreements, dated November 30, 2000 and December 20, 2000, between Pac-West Telecomm, Inc. and H. Ravi Brar. (Incorporated by reference to Exhibit 10.66 to the Company's Quarterly Report on Form 10-Q for the year ended June 30, 2002).

*10.67	Settlement agreement, dated October 29, 2002 by and between Pac-West Telecomm, Inc. and SBC Telecommunications, Inc.
21.1	Subsidiaries of the Company. (Incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
*23.1	Consent of KPMG LLP.
*99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Wallace W. Griffin
*99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for H. Ravi Brar

________

* Newly filed with this report
+ Management contract or compensatory plan or arrangement

    Reports on Form 8-K

On December 30, 2002, the company reported to the Securities and Exchange Commission under Item 5, Other Events, that the company will purchase $11,387,000 aggregate principal amount of its outstanding Senior Notes pursuant to its previously announced Cash Tender Offer and Related Consent Solicitation which expired at 5:00 pm EST on December 27, 2002.

On December 19, 2002, the company reported to the Securities and Exchange Commission under Item 5, Other Events, that it had issued a press release dated December 19, 2002 announcing its 2003 Financial Expectations and that a new Interconnection Agreement with SBC Communications is near completion.

On December 12, 2002, the company reported to the Securities and Exchange Commission under Item 5, Other Events, that it had extended its Cash Tender Offer and Related Consent Solicitation for $106.5 million in principal amount of its Series B 13-12% Senior Notes Due 2009, which was set to expire at 5:00 pm EST on December 11, 2002. The Cash Tender Offer was extended to December 27, 2002.

On November 12, 2002, the company reported to the Securities and Exchange Commission under Item 5, Other Events, it earnings for the quarter ended September 30, 2002, and the initiation of a Cash Tender Offer for up to $106.5 million in principal amount of its Series B 13-1/2% Senior Notes Due 2009. The company also initiated a Related Consent Solicitation that would, among other things, substantially remove all of the restrictive covenants as well as certain events of default related to such covenants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2003.

Date: March 31, 2003	PAC-WEST TELECOMM, INC. Registrant By: /s/ WALLACE W. GRIFFIN Wallace W. Griffin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title
/s/ WALLACE W. GRIFFIN Wallace W. Griffin	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ HENRY R. CARABELLI Henry R. Carabelli	President, Chief Operating Officer and Director
/s/ H. RAVI BRAR H. Ravi Brar	Chief Financial Officer (Principal Financial Officer)
/s/ PEGGY A. MCGAW Peggy A. McGaw	Executive Director of Accounting and Finance (Principal Accounting Officer)
/s/ JERRY L. JOHNSON Jerry L. Johnson	Director
/s/ JOHN K. LA RUE John K. La Rue	Director
/s/ DAVID G. CHANDLER David G. Chandler	Director
_______________ Samuel A. Plum	Director
/s/ DR. JAGDISH N. SHETH Dr. Jagdish N. Sheth	Director
/s/ A. GARY AMES A. Gary Ames	Director

CERTIFICATION

Certification Pursuant to Rule 13a-14 and Rule 15d-14
of the Securities and Exchange Act of 1934

I, Wallace W. Griffin, certify that:

  I have reviewed this annual report on Form 10-K of Pac- West Telecomm, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as amended for the registrant and have:

      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003

By:	/s/ Wallace W. Griffin

Wallace W. Griffin
Chief Executive Officer

Certification Pursuant to Rule 13a-14 and Rule 15d-14
of the Securities and Exchange Act of 1934

I, H. Ravi Brar, certify that:

  I have reviewed this annual report on Form 10-K of Pac- West Telecomm, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as amended for the registrant and have:

      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003

By:	/s/ H. Ravi Brar

H. Ravi Brar
Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report

To the Board of Directors and Stockholders,
Pac-West Telecomm, Inc.

We have audited the accompanying consolidated balance sheet of Pac-West Telecomm Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the accompanying Schedule II, "Valuation and Qualifying Accounts," which is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. These consolidated financial statements and Schedule II are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Pac-West Telecomm, Inc. and subsidiaries as of December 31, 2001and for each of the years in the two-year period ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report, dated February 5, 2002, based upon their audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pac-West Telecomm, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the financial statements of Pac-West Telecomm, Inc. as of December 31, 2001 and for each of the two year periods then ended were audited by other auditors who have ceased operations. As described in Note 4, these financial statements have been revised to include the transitional disclosures required by the Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosure in Note 4 with respect to 2001 and 2000, include testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income. In our opinion, the disclosures for 2001 and 2000 in Note 4 are appropriate.

/s/ KPMG LLP

San Francisco, California
February 24, 2003

The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company's filing on Form 10-K for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP. The additionalSFAS No.142 disclosures were included in 2002 and were not audited by Arthur Andersen LLP.

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

/s/ Arthur Andersen LLP

San Jose, California
February 5, 2002

PAC-WEST TELECOMM, INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2002 and 2001

                                                                                 2002          2001
                                                                             ------------  ------------
                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents............................................... $ 28,050,000  $ 64,029,000
   Short-term investments..................................................   29,209,000    18,471,000
   Trade accounts receivable, net of allowances of $1,660,000
     and $2,630,000 as of December 31, 2002 and 2001, respectively.........   12,624,000    13,701,000
   Inventories.............................................................    1,162,000     2,939,000
   Prepaid expenses and other current assets...............................    4,304,000     4,210,000
   Deferred tax assets.....................................................    4,569,000     4,491,000
                                                                             ------------  ------------
       Total current assets................................................   79,918,000   107,841,000
                                                                             ------------  ------------

PROPERTY AND EQUIPMENT, NET................................................  159,606,000   201,036,000
                                                                             ------------  ------------
OTHER ASSETS, net..........................................................    3,492,000     5,860,000
                                                                             ------------  ------------
       Total assets........................................................ $243,016,000  $314,737,000
                                                                             ============  ============
                                LIABILITIES
   Accounts payable........................................................ $ 10,058,000  $ 11,536,000
   Current obligations under capital leases................................    7,881,000     7,881,000
   Borrowings under senior credit facility.................................           --    10,000,000
   Accrued interest on Senior Notes........................................    5,522,000     8,438,000
   Current portion deferred tax liability..................................       70,000            --
   Other accrued liabilities...............................................   19,579,000     9,488,000
   Fiber IRU liability.....................................................    4,200,000    17,240,000
   Deferred revenues.......................................................      755,000       964,000
                                                                             ------------  ------------
          Total current liabilities........................................   48,065,000    65,547,000
                                                                             ------------  ------------
SENIOR NOTES...............................................................   95,102,000   150,000,000
NOTES PAYABLE................................................................     30,000            --
CAPITAL LEASES, less current portion.......................................    2,311,000    10,192,000
                                                                             ------------  ------------
          Total long-term debt.............................................   97,443,000   160,192,000
                                                                             ------------  ------------
DEFERRED REVENUES, less current portion....................................      527,000       644,000
                                                                             ------------  ------------
DEFERRED INCOME TAXES......................................................    9,745,000     3,283,000
                                                                             ------------  ------------
          Total liabilities................................................  155,780,000   229,666,000
                                                                             ------------  ------------
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value:
       Authorized shares--100,000,000
       Issued and outstanding shares--36,444,094 and 36,148,487 at
         December 31, 2002 and 2001, respectively..........................       36,000        36,000
Additional paid-in capital.................................................  183,668,000   183,550,000
Note receivable from stockholder...........................................     (200,000)     (200,000)
Accumulated deficit........................................................  (96,026,000)  (98,072,000)
Accumulated other comprehensive loss.......................................     (156,000)      (53,000)
Deferred stock compensation................................................      (86,000)     (190,000)
                                                                             ------------  ------------
          Total stockholders' equity.......................................   87,236,000    85,071,000
                                                                             ------------  ------------
          Total liabilities and stockholders' equity....................... $243,016,000  $314,737,000
                                                                             ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

PAC-WEST TELECOMM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2002, 2001 AND 2000

                                                                            2002           2001           2000
                                                                        -------------  -------------  -------------
REVENUES.............................................................. $ 164,098,000  $ 149,992,000  $ 139,090,000
COSTS AND EXPENSES:
    Cost of sales.....................................................    53,525,000     57,345,000     42,388,000
    Selling, general and administrative...............................    58,985,000     66,099,000     54,026,000
    Depreciation and amortization.....................................    41,479,000     34,657,000     20,905,000
    Restructuring charges.............................................     8,620,000      8,764,000             --
    Impairment of assets..............................................    16,621,000     16,787,000             --
                                                                        -------------  -------------  -------------
      Total operating expenses........................................   179,230,000    183,652,000    117,319,000
                                                                        -------------  -------------  -------------
       Income (loss) from operations..................................   (15,132,000)   (33,660,000)    21,771,000
                                                                        -------------  -------------  -------------
OTHER (INCOME) EXPENSE:
    Interest expense..................................................    17,398,000     19,937,000     18,932,000
    Interest income...................................................    (1,605,000)    (4,177,000)    (7,564,000)
    Gain on repurchase of bonds.......................................   (33,847,000)            --             --
    (Income) loss on asset dispositions, net..........................       131,000        (35,000)       580,000
                                                                        -------------  -------------  -------------
       Total other (income) expense, net..............................   (17,923,000)    15,725,000     11,948,000
                                                                        -------------  -------------  -------------
       Income (loss) before provision for (benefit from) income
        taxes and cumulative effect of change in accounting principle.     2,791,000    (49,385,000)     9,823,000
PROVISION FOR (BENEFIT FROM) INCOME TAXES.............................       745,000    (14,593,000)     4,791,000
                                                                        -------------  -------------  -------------
       Income (loss) before cumulative effect of change in accounting
        principle.....................................................     2,046,000    (34,792,000)     5,032,000
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
 net of income tax benefit of $943,000................................            --             --     (1,415,000)
                                                                        -------------  -------------  -------------
       Net income (loss).............................................. $   2,046,000  $ (34,792,000) $   3,617,000
                                                                        =============  =============  =============
INCOME (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE:
    Basic............................................................. $        0.06  $       (0.96) $        0.14
    Diluted........................................................... $        0.06  $       (0.96) $        0.13
LOSS PER SHARE FROM CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE:
    Basic............................................................. $          --  $          --  $       (0.04)
    Diluted........................................................... $          --  $          --  $       (0.03)
NET INCOME (LOSS) PER SHARE:
    Basic............................................................. $        0.06  $       (0.96) $        0.10
    Diluted........................................................... $        0.06  $       (0.96) $        0.10
WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic.............................................................    36,307,851     36,057,941     35,837,552
    Diluted...........................................................    36,334,337     36,057,941     37,661,717
COMPREHENSIVE INCOME (LOSS):
    Net income (loss)................................................. $   2,046,000  $ (34,792,000) $   3,617,000
    Unrealized (loss) gain on investments.............................      (103,000)      (330,000)       277,000
                                                                        -------------  -------------  -------------
    Comprehensive income (loss)....................................... $   1,943,000  $ (35,122,000) $   3,894,000
                                                                        =============  =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

PAC-WEST TELECOMM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2000, 2001 and 2002

                                                                                                Accumulated
                                                                        Notes                      Other      Deferred
                                     Common Stock        Additional   Receivable                Comprehensive   Stock        Total
                                 ---------------------    Paid-in        from     Accumulated     Income      Compensa-   Shareholders'
                                   Shares      Amount     Capital     Stockholder   Deficit       (Loss)        tion         Equity
                                 -----------  --------  ------------  ----------  ------------  -----------  -----------  ------------
Balance, December 31, 1999...... 35,393,326  $ 35,000  $173,345,000  $ (233,000) $(66,897,000) $        --  $        --  $106,250,000
Issuance of common
 stock for acquisitions/other...    491,787     1,000     9,180,000          --            --           --           --     9,181,000
Exercise of stock options.......     63,436                 135,000          --            --           --           --       135,000
Repayment of notes
 receivable.....................         --        --            --      33,000            --           --           --        33,000
Unrealized gain on
 investments....................         --        --            --          --            --      277,000           --       277,000
Deferred stock compensation.....         --        --       908,000          --            --           --     (908,000)           --
Amortization of deferred stock
 compensation...................         --        --            --          --            --           --      264,000       264,000
Net income......................         --        --            --          --     3,617,000           --           --     3,617,000
                                 -----------  --------  ------------  ----------  ------------  -----------  -----------  ------------
Balance, December 31, 2000...... 35,948,549    36,000   183,568,000    (200,000)  (63,280,000)     277,000     (644,000)  119,757,000
Exercise of stock options.......     45,125        --        94,000          --            --           --           --        94,000
Issuance of shares under
 Employee Stock Purchase
 Plan...........................    154,813        --       258,000          --            --           --           --       258,000
Unrealized loss on investments..         --        --            --          --            --     (330,000)          --      (330,000)
Reversal of deferred stock
 compensation for
 forfeitures....................         --        --      (370,000)         --            --           --      370,000            --
Amortization of deferred stock
 compensation...................         --        --            --          --            --           --       84,000        84,000
Net loss........................         --        --            --          --   (34,792,000)          --           --   (34,792,000)
                                 -----------  --------  ------------  ----------  ------------  -----------  -----------  ------------
Balance, December 31, 2001...... 36,148,487    36,000   183,550,000    (200,000)  (98,072,000)     (53,000)    (190,000)   85,071,000
Exercise of stock options.......    223,225        --        17,000          --            --           --           --        17,000
Issuance of shares under
 Employee Stock Purchase
 Plan...........................     72,382        --       101,000          --            --           --           --       101,000
Unrealized loss on investments..         --        --            --          --            --     (103,000)          --      (103,000)
Amortization of deferred stock
 compensation...................         --        --            --          --            --           --      104,000       104,000
Net income......................         --        --            --          --     2,046,000           --           --     2,046,000
                                 -----------  --------  ------------  ----------  ------------  -----------  -----------  ------------
Balance, December 31, 2002...... 36,444,094  $ 36,000  $183,668,000  $ (200,000) $(96,026,000) $  (156,000) $   (86,000) $ 87,236,000
                                 ===========  ========  ============  ==========  ============  ===========  ===========  ============

The accompanying notes are an integral part of these consolidated financial statements.

PAC-WEST TELECOMM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002, 2001 and 2000

                                                                              2002          2001          2000
                                                                          ------------  ------------  ------------
OPERATING ACTIVITIES:
   Income (loss) before cumulative effect of change
       in accounting principle.......................................... $  2,046,000  $(34,792,000) $  5,032,000
   Adjustments to reconcile income (loss) before cumulative
    effect of change in accounting principle to net cash
    provided by operating activities:
    Depreciation and amortization.......................................   41,479,000    34,657,000    20,905,000
    Amortization of deferred financing costs............................      693,000       878,000       853,000
    Amortization of deferred stock compensation.........................      104,000        84,000       264,000
    Impairment of assets................................................   16,621,000    16,787,000            --
    Non-cash restructuring charges......................................    3,408,000     5,000,000            --
    Net gain on repurchase of bonds.....................................  (33,847,000)
    Net (gain) loss on asset dispositions...............................      131,000       (35,000)      580,000
    Interest earned on restricted cash..................................           --            --       (38,000)
    Provision for doubtful accounts.....................................    1,008,000     3,214,000       989,000
    Inventory write-down................................................    1,148,000       550,000            --
    Deferred income tax provision (benefit).............................      668,000   (14,593,000)    4,787,000
    Changes in operating assets and liabilities, net of acquisitions:
      (Increase) decrease in trade accounts receivable..................      (11,000)    2,271,000    (9,254,000)
      (Increase) decrease in accounts receivable from related parties...       80,000       (46,000)       29,000
      (Increase) decrease in income tax receivable......................    7,386,000     3,111,000    (2,062,000)
      (Increase) decrease in inventories................................      629,000       783,000    (1,761,000)
      (Increase) decrease in prepaid expenses and other current assets..     (750,000)      348,000      (489,000)
      (Increase) decrease in other assets...............................      259,000       716,000      (253,000)
      Increase (decrease) in accounts payable...........................   (1,478,000)   (7,145,000)      401,000
      Increase (decrease)  in accrued interest on Senior Notes..........   (1,624,000)        1,000         2,000
      Increase (decrease) in income taxes payable.......................           --            --      (537,000)
      Increase (decrease) in accrued payroll and related
        expenses and other liabilities..................................    8,450,000       462,000    22,314,000
                                                                          ------------  ------------  ------------
         Net cash provided by operating activities......................   46,400,000    12,251,000    41,762,000
                                                                          ------------  ------------  ------------
INVESTING ACTIVITIES:
   Purchases of property and equipment..................................  (20,193,000)  (35,189,000)  (92,337,000)
   (Purchases) redemptions of short-term investments, net...............  (10,841,000)   25,103,000    26,511,000
   Proceeds from disposal of equipment..................................      200,000       193,000        46,000
   Purchase of restricted cash investments..............................           --            --    10,125,000
   Costs of acquisitions, net of cash received..........................           --        10,000   (12,186,000)
                                                                          ------------  ------------  ------------
         Net cash used in investing activities..........................  (30,834,000)   (9,883,000)  (67,841,000)
                                                                          ------------  ------------  ------------
FINANCING ACTIVITIES:
   Proceeds from borrowing under senior credit facility.................  (10,000,000)   10,000,000            --
   Proceeds from repayment of note receivable from stockholder..........           --            --        33,000
   Proceeds from borrowing under note payable...........................       35,000
   Repayments on Fiber IRU..............................................  (13,040,000)           --
   Repayments on notes payable..........................................  (20,657,000)      (16,000)     (100,000)
   Principal payments on capital leases.................................   (7,881,000)   (5,200,000)           --
   Payments for deferred financing costs................................     (120,000)     (150,000)       (2,000)
   Proceeds from the issuance of common stock...........................      118,000       352,000       135,000
                                                                          ------------  ------------  ------------
         Net cash (used in) provided by financing activities............  (51,545,000)    4,986,000        66,000
                                                                          ------------  ------------  ------------
         Net increase (decrease) in cash and cash equivalents...........  (35,979,000)    7,354,000   (26,013,000)
CASH AND CASH EQUIVALENTS:
   Beginning of year....................................................   64,029,000    56,675,000    82,688,000
                                                                          ------------  ------------  ------------
   End of year.......................................................... $ 28,050,000  $ 64,029,000  $ 56,675,000
                                                                          ============  ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Non cash investing activities:
    Issuance of common stock for acquisitions........................... $         --  $         --  $  9,147,000
   Non cash financing activities:
    Equipment purchased under capital lease obligations................. $         --  $  1,962,000  $ 21,311,000
   Cash paid during the year for:
    Interest............................................................ $ 19,883,000  $ 20,782,000  $ 20,250,000
    Income taxes........................................................ $      7,000  $         --  $  2,253,000

The accompanying notes are an integral part of these consolidated financial statements.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

  DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Description of Business

  Pac-West Telecomm, Inc. (the Company) was incorporated in the state of California in May 1996 and is a provider of integrated communications services in the western United States. The Company's customers include Internet Service Providers and enhanced communications service providers, collectively referred to as service providers (SPs), and small and medium-sized enterprise (SME) businesses, many of which are communications intensive users.

  Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries since the date of acquisition. All intercompany accounts and transactions have been eliminated.

  Critical Accounting Policies

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses for the reporting period. We consider certain accounting policies related to revenue recognition and the collectibility of related receivables, provision for doubtful accounts receivable, provision for excess and obsolete inventory, impairment provisions for long-lived assets and goodwill, estimated settlement of disputed billings, accruals related to abandoned properties identified in our restructuring plans, and the outcomes of litigation and regulatory proceedings discussed in Note 10 to the consolidated financial statements to be critical policies due to the estimation processes involved in each. By their nature, these judgments are subject to an inherent degree of uncertainty. Thus, actual results could differ from estimates made and such differences could be material.

  Revenue Recognition and Collectibility of Related Receivable. In compliance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements", the Company recognizes revenue when there is persuasive evidence of an arrangement, delivery of the product or performance of the service has occurred, the selling price is fixed and determinable and collectibility is reasonably assured. The Company's adoption of SAB 101 changed the timing of when revenue is recognized for non-refundable up-front payments received for installation services. Historically, these amounts have been recognized in the period received. Under the revised revenue recognition policy, these payments, and related costs up to the amount of revenues, are recognized as revenue and expense ratably over the term of the service contracts, generally 24 to 36 months. Any costs in excess of recognized revenues are expensed in the current period. As of December 31, 2002 and 2001, $1,282,000 and $1,608,000, respectively, of installation payments received and $859,000 and $1,049,000, respectively, of associated costs were deferred and are included in deferred revenues and other assets, respectively, in the accompanying consolidated balance sheets. The cumulative effect of this accounting change was $1,415,000, net of income tax benefit of $943,000, and was taken as a charge to the first quarter of 2000.

  Revenues from the sale of telecommunications products are recognized upon installation, or if no installation is required, upon shipment, which is concurrent with the transfer of legal title. Revenues from service access agreements are recognized as the service is provided, except for reciprocal compensation generated by calls placed to ISPs connected through the Company's network. The rights of competitive local exchange carriers (CLECs), such as the Company, to receive this type of compensation is the subject of numerous regulatory and legal challenges (see Note 10). Until this issue is ultimately resolved, the Company will continue to recognize reciprocal compensation as revenue when the price becomes fixed and determinable and collectibility is reasonably assured.

  Two ILECs with which the Company has interconnection agreements (see Note 10) had withheld payments from amounts billed by the Company in accordance with their agreements. In 2002, settlements were entered into with these ILECs whereby the ILECs paid an aggregate of $20.6 million to the Company to settle the disputed billings. The settlements were included in revenues for the year ended December 2002.

  Provision for doubtful accounts receivable. Provisions for allowances for doubtful accounts receivable are estimated based upon historical collection experience, customer delinquencies and bankruptcies, information provided by the Company's customers, observance of trends in the industry and other current economic conditions. If this information does not properly reflect future collections, the Company's accounts receivable balance could be overstated or understated.

  Accruals for disputed billings. During the ordinary course of business, the Company may be billed for carrier traffic that management believes the Company is not responsible for. Accordingly, the Company will enter into a dispute with the appropriate vendor and withhold payment until the matter is resolved. The Company's current disputes are primarily related to incorrect facility rates or incorrect billing elements the Company believes it is being charged. Management regularly reviews and monitors all disputed items and, based on industry experience, records an accrual that is representative of what it believes it may pay to settle the dispute. Although the Company continues to actively try and expedite resolutions, often times the state Public Utilities Commission becomes involved in the arbitration of such agreements. This process is often untimely and resolutions often subject to appeal. As of December 31, 2002, the Company has accrued approximately $4.7 million, representing managements best estimate of expected settlements of disputes currently in negotiation. If resolutions to items in negotiation are favorable or unfavorable to management's estimations, the Company's reserve for disputed items may be over or understated.

  Long-lived assets. In 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates its long-lived assets if events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the potential future income expected to be generated by the asset. If an asset is considered to be impaired, it is written down to its fair market value. This is assessed based on factors specific to the type of asset. In assessing the recoverability of these assets, the Company must make assumptions regarding, among other things, estimated future cash flows to determine the fair market value of the respective assets. If these estimates and the related assumptions change in the future, the Company may be required to record additional impairment charges for these assets in the future.

  Other Significant Accounting Policies

  Reclassification. Certain amounts in the financial statements have been reclassified to conform to current year classification.

  Fair Value of Financial Instruments.

  The carrying value of the Company's cash and cash equivalents, marketable debt and equity securities, accounts receivable and accounts payable approximate their respective fair values. The carrying value of the Company's senior notes is deemed to be their fair value since it is impracticable to estimate a fair value as there is no comparable debt available on the market. Although there were several repurchase of these notes during 2002, due to the variation in price at which the buybacks were accomplished, the Company does not believe that the average price of these repurchases is indicative of the current fair value.

  Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  Short Term Investments. All investments with a maturity of greater than three months at the date of purchase are accounted for under Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Although the Company's investment portfolio only contains investments that are highly liquid and can be converted to cash at any time, the Company determines the appropriate classification of the investment as a cash equivalent or a short-term investment based on the anticipated maturity date at the time of purchase. The Company's investments are not subject to penalties for early terminations or sales. All investments as of December 31, 2002 and 2001 were classified as available-for- sale and appropriately carried at fair value. Gross realized gains and losses were insignificant and included in interest income in the accompanying consolidated statements of operations. Differences between cost and fair value (unrealized gains and losses) are recorded as other comprehensive income (loss), a separate component of stockholders' equity. For the years ended December 31, 2002 and 2001, other comprehensive loss increased $103,000 and $330,000, respectively.

  Inventories and Reserve for Excess and Obsolete Inventories. Inventories consist of telephone equipment, parts and installation materials, which are valued at the lower of cost or market value. All inventory is classified as finished goods. Cost is determined by the average-cost method. Provisions are made to reduce slow moving inventory to reflect its estimated net realizable value. Provisions for excess and obsolete inventory are estimated based on anticipated inventory turnover combined with anticipated technological advances that would provide additional functionality reducing the value of current inventory on hand. These estimates are based upon historical inventory turnover, sales forecasts and current trends in technological advances. If the assumptions for which estimates are based significantly differ from actual results, the Company's net inventory balance could be overstated or understated. In 2002 and 2001, the Company recorded a write-down of approximately $1.1 million and $0.6 million, respectively, primarily as a result of exiting the COAM business (see Note 7).

  Property and Equipment. Property and equipment is stated at cost and includes network and other communication equipment, equipment under capital leases, office furniture, business software and computer equipment, vehicles, leasehold improvements, and projects in progress. Expenditures for repairs and maintenance, which do not extend the useful life of the property and equipment, are charged to expense as incurred. Upon retirement, the asset cost and related accumulated depreciation are relieved from the consolidated financial statements. Gains and losses associated with dispositions or impairment of property and equipment are reflected as (income) loss on asset dispositions, net in the accompanying consolidated statements of operations. Depreciation and amortization is computed using the straight-line method. Estimated useful lives range from 3 to 10 years.

  Cost of Sales. Costs of sales are comprised primarily of leased transport charges, usage charges for long distance and intrastate calls and, to a lesser extent, reciprocal compensation we pay to other companies related to calls that originate with a Pac-West customer and terminate on the network of an ILEC or other CLEC. Our leased transport charges include the lease payments we incur for the transmission facilities, or circuits, used to connect our customers to our switches and to connect to the ILEC and other CLEC networks. Depreciation expense associated with our switching equipment, is included in depreciation and amortization in the consolidated statements of operations.

  Stock Based Compensation. The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees" for its stock based compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", to disclose pro forma information regarding options granted to its employees based on specified valuation techniques that produce estimated compensation charges. These amounts have not been reflected in the Company's consolidated statements of operations because no compensation arises when the price of the employees' stock options equals the market value of the underlying stock at the date of grant, as in our case. If compensation expense for our stock-based compensation plans had been determined in accordance with the fair value as prescribed in SFAS 123, the Company's earnings and earnings per share for the years ended December 31, 2002, 2001 and 2000 would have been as follows:

                                                          2002          2001         2000
                                                    ------------  ------------  -----------
Net income (loss) available to common stockholders:
   As reported.................................... $  2,046,000  $(34,792,000) $ 3,617,000
   Total stock based employee compensation (expense)
      benefit included in reported net income, net   (1,626,000)      246,000   (2,702,000)
                                                    ------------  ------------  -----------
   Pro forma...................................... $    420,000  $(34,546,000) $   915,000

Basic earnings (loss) per common share
   As reported.................................... $       0.06  $      (0.96) $      0.10
   Pro forma...................................... $       0.01  $      (0.96) $      0.03
Diluted earrings (loss) per common share:
   As reported.................................... $       0.06  $      (0.96) $      0.10
   Pro forma...................................... $       0.01  $      (0.96) $      0.02

  See Note 11 for further discussion of our equity-based compensation plans.

  Income Taxes. The Company provides for income taxes in accordance with SFAS No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 requires the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment dates.

  Accruals related to restructuring activities. In June 2002 and August 2001, the Company approved and announced restructuring plans, which included, among other things (see Note 7), closing switch facilities in Colorado and Utah and consolidation of sales offices. In order to estimate rent expense related to these abandoned premises, the Company made certain assumptions including; (1) the time period over which the premises would remain vacant, (2) sublease terms, and (3) estimated sublease rents. In the case of the switching facilities, no sublease income was estimated due to the specialized nature these facilities. If the Company is able to sublet or negotiate an early termination penalty for its abandoned switch facility in Colorado, or is unable to sublet the sales offices within the estimated timeframe and at estimated terms, the restructuring charge could be overstated or understated.

  Recent Accounting Pronouncements

  In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted and, in general, are to be applied prospectively. The Company adopted the provisions of SFAS No. 145 in the second quarter of 2002.

  In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." This statement revises the accounting for exit and disposal activities under EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity," by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, however earlier adoption is encouraged. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146. The Company does not anticipate the adoption of this statement to significantly impact its financial position, results of operations and cash flows.

  In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity's accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. We continue to account for our employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees. The amendments to SFAS No. 123 will be effective for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148 in 2002.

  Concentration of Customers and Suppliers

  The concentrations of customers and suppliers of the Company for the years ended December 31, 2002, 2001 and 2000 are:

	2002	2001	2000
Revenues (percent of revenues): Incumbent Local Exchange Carriers (ILECs, see Note 10) Expenses (percent of cost of sales): largest supplier	49% 32%	42% 35%	45% 35%

  In 2002, 2001 and 2000, the Company's largest source of operating costs was also one ILEC.

  For the years ended December 31, 2002, 2001 and 2000, revenue from SP customers accounted for approximately 25%, 26% and 21%, respectively, of our total revenues, and accounted for approximately 40% and 15% of our accounts receivable as of December 31, 2002 and 2001, respectively. This revenue does not include reciprocal compensation related to terminating calls to SPs, long distance services and dedicated transport services.

  INVESTMENTS

  The following tables summarize the Company's investments in securities as of December 31, 2002:

                                                    Unrealized   Fair Market
                                          Cost      Losses, net     Value
                                       -----------  -----------  -----------
Short term investments............... $24,543,000  $        --  $24,543,000
U.S. government agencies.............   7,878,000      (68,000)   7,810,000
Municipals...........................   3,900,000           --    3,900,000
Commercial paper.....................          --           --           --
Corporate bonds......................  10,226,000      (71,000)  10,155,000
Asset backed securities..............   7,675,000      (17,000)   7,658,000
Other investments....................          --           --           --
                                       -----------  -----------  -----------
   Total investments in securities... $54,222,000  $  (156,000)  54,066,000
Cash.................................                             3,193,000
                                                                 -----------
   Total cash and investments........                           $57,259,000
                                                                 ===========
Reported as:
   Cash and cash equivalents.........                           $28,050,000
   Short-term investments............                           $29,209,000

  As of December 31, 2002, $7,912,629 of the contractual maturities of the Company's corporate bonds were before December 31, 2003 and $2,313,086 were after January 1, 2004 and before December 31, 2009.

  The following tables summarize the Company's investments in securities as of December 31, 2001:

                                                    Unrealized   Fair Market
                                          Cost      Losses, net     Value
                                       -----------  -----------  -----------
Short term investments............... $45,136,000  $        --  $45,136,000
U.S. government agencies.............   6,278,000      (10,000)   6,268,000
Municipals...........................   6,600,000           --    6,600,000
Commercial paper.....................     998,000           --      998,000
Corporate bonds......................  11,672,000      (41,000)  11,631,000
Asset backed securities..............   3,427,000       (2,000)   3,425,000
Other income.........................     375,000           --      375,000
                                       -----------  -----------  -----------
   Total investments in securities... $74,486,000  $   (53,000)  74,433,000
Cash.................................                             8,067,000
                                                                 -----------
   Total cash and investments........                           $82,500,000
                                                                 ===========
Reported as:
   Cash and cash equivalents.........                           $64,029,000
   Short-term investments............                           $18,471,000

  PROPERTY AND EQUIPMENT

  The following tables summarize the Company's property and equipment, net as of December 31, 2002 and 2001:

                                                                  2002           2001
                                                              -------------  -------------
   Network and other communication equipment................ $ 182,136,000  $ 146,703,000
   Equipment under capital leases...........................    23,273,000     23,273,000
   Office furniture.........................................     2,623,000      2,624,000
   Business software and computer equipment.................    27,576,000     25,346,000
   Vehicles.................................................     1,590,000      2,004,000
   Leasehold improvements...................................    20,112,000     30,149,000
   Projects in Process......................................     3,518,000     32,775,000
                                                              -------------  -------------
                                                               260,828,000    262,874,000
   Accumulated depreciation and amortization................  (101,222,000)   (61,838,000)
                                                              -------------  -------------
   Property and equipment, net.............................. $ 159,606,000  $ 201,036,000
                                                              =============  =============

  The Company capitalizes interest on capital projects when the project involves considerable time and major expenditures. Such interest is capitalized as part of the cost of the equipment and is amortized over the remaining life of the assets. Interest is capitalized based on the Company's incremental borrowing rate during the period of asset construction. In 2002, 2001 and 2000, the Company capitalized $967,000, $1,724,000 and $2,462,000, respectively, of interest related to capital projects.

  Depreciation and amortization of property and equipment was $41,263,000, $32,471,000 and $17,651,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Depreciation and amortization is computed using the straight-line method based on the following estimated useful lives:

Equipment Vehicles Leasehold improvements	3 to 7 years 5 years 10 years or life of lease, whichever is shorter

  COSTS IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES:

  As of August 1, 2001 costs in excess of net assets of acquired businesses (goodwill) primarily related to the acquisitions of Napa Telecom, Installnet, Baron Telecommunications and CSI. In 2001, in accordance with Accounting Principles Board Opinion No. 17 (APB 17), "Intangible Assets," the Company evaluated the carrying amount of its enterprise-level goodwill and determined that the entire balance of goodwill was impaired and recorded an impairment charge of $16.8 million. Determination of the impairment was based on an estimate of the fair value of the goodwill using estimated discounted future cash flows. Application of APB 17 has affected the comparability of current period results of operations with prior periods as we did not have any goodwill amortization expense in 2002. Had the Company not recorded goodwill amortization expense of $2.0 million and $2.8 million in 2001 and 2000, respectively, the Company's net income (loss) would have been $(32.8) million and $5.4 million, respectively, and its diluted net income (loss) per share would have been $(0.91) and $0.17, respectively.

  As of August 1, 2001, costs in excess of net assets of acquired businesses, net, for which an impairment charge was recorded as noted above, consisted of the following:

Napa Telecom.......................... $  2,547,000
Installnet............................   11,668,000
Baron Telecommunications..............    1,520,000
CSI...................................      917,000
Other.................................      135,000
                                        ------------
Impairment charge..................... $ 16,787,000
                                        ============

  * Cash was paid prior to January 2000 for "other" acquisitions.

  Prior to 2002, costs in excess of net assets acquired were amortized on a straight-line basis over periods ranging from 60 to 84 months.

  OTHER ASSETS

  At December 31, other assets consist of the following:

                                                                  2002           2001
                                                              -------------  -------------
   Deferred financing costs................................. $   2,254,000  $   4,148,000
   Acquisition of lease rights..............................       810,000      1,026,000
   Long-term portion of deferred installation costs.........       297,000        448,000
   Long-term portion of prepaid expenses and deposits.......       131,000        133,000
   Employee receivable......................................            --        105,000
                                                              -------------  -------------
                                                             $   3,492,000  $   5,860,000
                                                              =============  =============

  Deferred financing costs consist primarily of capitalized amounts for underwriter fees, professional fees and other expenses related to the issuance and subsequent registration of the Company's Senior Notes. These deferred financing costs are amortized on a straight-line basis (which approximates the effective interest method) over the estimated 10-year term of the notes beginning January 29, 1999. Amortization of deferred financing costs for the years ended December 31, 2002, 2001 and 2000 was $693,000, $878,000 and $853,000, respectively, and is included in interest expense in the accompanying consolidated statements of operations. During the first, third and fourth quarters of 2002, the Company purchased from holders of its Senior Notes an aggregate of $54.9 million principal amount of Senior Notes at a substantial discount to face value. In connection with these transactions, the Company wrote-off a portion of deferred financing costs associated with the Senior Notes redeemed.

  During 1999, the Company acquired lease rights of additional space in its Los Angeles facility. This amount is being amortized on a straight- line basis over the life of the lease, which is 81 months. Amortization expense for this facility was $216,000, $228,000 and $260,000 for the years ended 2002, 2001 and 2000, respectively, and is included in amortization expense in the accompanying consolidated statements of operations.

  IMPAIRMENT OF LONG LIVED ASSETS

  During the second quarter of fiscal year 2002, as a result of the continuing competitive pressures in the telecommunications industry, the Company made certain business decisions that adversely affected the undiscounted cash flows for specific markets in which the Company competes. These decisions included refocusing the Company's sales and marketing efforts primarily within California, not filling open positions outside of California, the preservation of cash for servicing and repurchasing of the Company's outstanding debt and closing the Company's switch facility in Colorado for which the Company recorded a restructuring reserve. These decisions, which limited the resources available to grow the markets outside of California, combined with slower sales growth forecasts, caused the carrying value of the Company's assets located in the markets outside of California which could not be redeployed in California to no longer be recoverable from the estimated future undiscounted cash flows. At this time, in accordance with SFAS No. 144, the Company recorded an impairment charge of $7.2 million that represented the difference between the net book value of the identified fixed assets and the estimated discounted future cash flows the Company expected to be generated from the use of these assets over the average remaining useful lives. The Company's cash flow projections for each of the Company's geographic locations were developed using each locations historical growth rate. Certain locations outside of the Company's primary business locations had negative cash flows over the estimated useful lives of the assets under evaluation. Due to an excess of commercial real estate availability existing in the identified markets where the Company's impaired leasehold improvements existed and a remote possibility of being able to sublease the facilities, the Company assigned a fair value of zero for the impaired leasehold improvements.

  In the fourth quarter of 2002, due to changes in technology and the design of the Company's next generation switching equipment, certain equipment that had previously been identified as eligible for redeployment within positive cash flow markets, was no longer eligible for redeployment. As a result, these specific assets were impaired and written down to their fair market value of $5.6 million in accordance with SFAS No. 144. The Company employed the services of a professional appraisal firm to determine the fair market value of the specific assets identified as impaired. Accordingly, in the fourth quarter of 2002, the Company recorded an impairment charge of $9.4 million. To the extent actual market conditions differ significantly from management's estimates, the estimated fair market value of our long-lived assets could change, which may result in a future impairment charge and such charge, if any, may be material.

  RESTRUCTURING CHARGES

  In June 2002, we approved a restructuring plan that contained additional business initiatives to those approved and announced in August 2001. The 2002 restructuring plan was approved in response to further weakening of the economy, additional competitive pressure from competitors who had reorganized and lowered their cost structure, overcapacity in our industry and lower demand from customers for our products and services. Among other initiatives, the 2002 restructuring plan provided for the closure of our switch facility in Colorado. In connection with such closing, the Company recorded a $9.3 million restructuring charge in the second quarter of 2002. Of this amount, $3.2 million related to the write-off of the net book value of leasehold improvements and equipment which could not be redeployed to other locations and, in management's best estimate, had a fair market value of zero; $2.8 million related to circuit commitment obligations; and $3.2 million related to future rent payments due for the abandoned premise in Colorado which will be paid over the lease term, which ends in fiscal year 2010. In order to estimate rent expense related to this premise, and those premises discussed in the following paragraph, the Company made certain assumptions including; (1) the time period over which the premises would remain vacant, (2) sublease terms, and (3) estimated sublease rents. In the case of the Colorado switching facility and the Utah switching facility described in the following paragraph, no sublease income was estimated due to the specialized nature of these facilities and current economic conditions. Accordingly, the Company believed the net book value of the leasehold improvements for the facilities had a fair market value of zero.

  In the third quarter of 2002, the Company recorded an additional restructuring charge of $21,000, net representing the net difference between the amount estimated and the actual net book value of impaired leasehold improvements. In the fourth quarter of 2002, the Company reduced its restructuring accrual for future rent payments for the Colorado switch facility by $0.2 million as the Company had to use the facility longer than anticipated due to a delay in transferring one of its customers to another carrier. As of December 31, 2002, the Company has a remaining liability for this restructuring activity of approximately $5.8 million.

  In August 2001, in response to a weakening economy and increasing competitive pressure resulting from lower than expected demand for telecommunications services and overcapacity in our industry, we shifted our strategy to margin improvement, cost containment and cash conservation rather than top-line growth the Company approved and announced a restructuring plan. Among the initiatives included in the restructuring plan was the suspension of its expansion plans in certain states, exiting of certain lower margin products and services, including residential resale and customer owned and maintained (COAM) equipment, and undertaking certain cost reduction initiatives. In addition to restructuring certain product offerings, the restructuring initiatives included closing its switch facility in Utah, consolidation of six sales offices, and a workforce reduction of approximately 200 employees. As a result of these restructuring initiatives, the Company recorded an $8.8 million restructuring charge in the third quarter of 2001, of which $5.0 million was related to the write-off of leasehold improvements and other equipment in Utah, which could not be redeployed to other locations. Amounts expensed totaling $2.4 million relate to future rent payments due (net of estimated sublease payments) for abandoned premises, primarily in Utah and San Diego, to be paid over the respective lease terms. The workforce reduction was completed during the fourth quarter, with all severance payments being made as of December 31, 2001.

  In the fourth quarter of 2002, the Company negotiated and paid an early termination penalty to satisfy all future rent payments due for its switch facility in Utah. Accordingly, the Company reversed previous charges of $0.5 million to bring the accrual for this facility to zero. As of December 31, 2002, the Company has a remaining liability of $0.6 million for this restructuring reserve.

  A summary of the restructuring expenses and the associated remaining liability which is included in other accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2002 and 2001 consist of the following:

                                        Remaining                                                 Balance of
                                      Restructuring   Additional      Non-Cash        Cash       Restructuring
                                        Liability    Restructuring    Charges       Payments       Liability
                                          as of         Expense      Applied to    Charged to        as of

                                      Dec. 31, 2001    Incurred      Liability      Liability    Dec. 31, 2002
                                      -------------  -------------  ------------  -------------  -------------

Leasehold improvements and equipment $     171,000  $   3,237,000  $ (3,408,000) $          --  $          --
Rent expense for vacated premises...     2,147,000      2,465,000            --     (1,136,000)     3,476,000
Circuit obligations.................            --      2,800,000            --             --      2,800,000
Other charges.......................       142,000        118,000            --       (173,000)        87,000
                                      -------------  -------------  ------------  -------------  -------------
                                     $   2,460,000  $   8,620,000  $ (3,408,000) $  (1,309,000) $   6,363,000
                                      =============  =============  ============  =============  =============

                                                                                                  Balance of
                                      Restructuring                   Non-Cash        Cash       Restructuring
                                        Liability    Restructuring    Charges       Payments       Liability
                                          as of         Expense      Applied to    Charged to        as of
                                      Dec. 31, 2000    Incurred      Liability      Liability    Dec. 31, 2001
                                      -------------  -------------  ------------  -------------  -------------
Leasehold improvements and equipment $          --  $   5,171,000  $ (5,000,000) $          --  $     171,000
Rent expense for vacated premises...            --      2,377,000            --       (230,000)     2,147,000
Workforce reduction.................            --        921,000            --       (921,000)            --
Other charges.......................            --        295,000            --       (153,000)       142,000
                                      -------------  -------------  ------------  -------------  -------------
                                     $          --  $   8,764,000  $ (5,000,000) $  (1,304,000) $   2,460,000
                                      =============  =============  ============  =============  =============

  OTHER ACCRUED LIABILITIES

  At December 31, other accrued liabilities consist of the following:

                                                                  2002           2001
                                                              -------------  -------------
  Accrued restructuring charges (See Note 7)................ $   6,363,000  $   2,460,000
  Accrued payroll and related expenses......................     4,210,000      2,884,000
  Reserve for refunds to customers..........................     2,549,000             --
  General liability insurance...............................       914,000        101,000
  Acquisition holdbacks.....................................            --        608,000
  Other.....................................................     5,543,000      3,435,000
                                                              -------------  -------------
                                                             $  19,579,000  $   9,488,000
                                                              =============  =============

  DEBT AND CAPITAL LEASE OBLIGATIONS:

  At December 31, long-term debt and capital lease obligations consisted of the following:

                                                                     2002          2001
                                                                 ------------  ------------
Senior Notes................................................... $ 95,102,000  $150,000,000
Borrowings under senior credit facility........................           --    10,000,000
Capital lease obligation.......................................   10,192,000    18,073,000
Notes Payable....................................................     30,000            --
Less current portion of borrowing under senior credit facility.           --   (10,000,000)
Less current portion of capital lease..........................   (7,881,000)   (7,881,000)
                                                                 ------------  ------------
                                                                $ 97,443,000  $160,192,000
                                                                 ============  ============

  On January 29, 1999, the Company issued $150 million of Senior Notes at par. The Senior Notes bear interest at 13.5 percent per annum payable in semiannual installments, with all principal due in full on February 1, 2009. During the first, third and fourth quarters of 2002, the Company paid approximately $20.7 million to repurchase approximately $54.9 million principal amount of Senior Notes resulting in a gain of $33.8 million, net of the write- off of related capitalized debt issuance costs and costs paid to outside parties to complete the transaction. As of December 31, 2002, the principal amount due on the Senior Notes is $95.1 million.

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

  The Company had a three-year senior credit facility, which expired June 15, 2002, that provided for maximum borrowings of up to $40 million to finance working capital, the cost of the Company's planned capital expansion and other corporate transactions. In June 2001, the Company borrowed $10.0 million under the credit facility and classified the entire balance in current liabilities in the accompanying consolidated balance sheet. On June 15, 2002, the Senior Credit facility was paid in full.

  In 2001 and 2000, the Company had a lease facility used exclusively for networking products and services manufactured by Cisco Systems, Inc. Equipment financed under this facility is leased for a term of 36 months at which time the Company may purchase the equipment at fair market value. Purchases of networking products under this facility of $23.3 million have been accounted for as a capital lease. Upon acceptance of the networking products the Company makes recurring monthly lease payments and begins depreciating the equipment over a period of three years. Lease payments and depreciation commenced during the second quarter of 2001. During the year ended December 31, 2002 and 2001 the Company made principal lease payments and recorded depreciation expense of $7.9 million and $5.2 million, respectively. As of December 31, 2002, future obligations related to capital leases are as follows:

                                                                   Capital
                                                                    Leases
                                                                 ------------
2003........................................................... $  8,053,000
2004...........................................................    2,361,000
                                                                 ------------
                                                                  10,414,000
Less: portion representing interest............................      222,000
                                                                 ------------
                                                                  10,192,000
Less: short-term portion.......................................   (7,881,000)
                                                                 ------------
Capital lease obligation, long-term portion.................... $  2,311,000
                                                                 ============

  COMMITMENTS AND CONTINGENCIES:

  Operating Leases

  The Company currently leases and operates seven principal facilities. Four facilities are located in California including two in Stockton and one in each of Oakland and Los Angeles, in addition to locations in or around Las Vegas, NV, Seattle, WA and Phoenix, AZ. The leases are pursuant to non-cancelable operating leases that expire in June 2004, September 2007, November 2003, September 2006, October 2009, December 2009 and April 2010, respectively. The lease expiring in June 2004 has four two-year renewal options remaining and the other six leases contain two five-year renewal options. The Company also leases telephone equipment sites and telephone circuits on month- to-month, annual and long-term non-cancelable leases. As the Company's leased telephone circuit commitments are fulfilled, the leases convert to month-to- month agreements. Management of the Company expects that these leases will be renewed or replaced, as necessary, by other leases in the normal course of business.

  The Company's restructuring programs, one approved and announced in the third quarter of 2001 and the other in the second quarter of 2002 (see Note 7), included closing our switch facilities in Utah and Colorado and the consolidation of six sales offices. All of these leases, except for the Colorado switch facility and two of sales offices, have been terminated. The Company is subleasing one of the sales offices and continues to actively search for tenants to sublease the other properties. Including the leases for the abandoned premises that the Company has not yet terminated, the Company's future minimum lease payments with initial terms in excess of one year as of December 31, 2002, are as follows:

                                                                      Operating Leases
                                                                 --------------------------
                                                                                Telephone
                                                                               Circuits and
                                                                    Space       Equipment
                                                                 ------------  ------------
2003........................................................... $  3,741,000  $ 10,679,000
2004...........................................................    3,330,000     7,981,000
2005...........................................................    2,917,000     4,535,000
2006...........................................................    2,682,000     3,097,000
2007...........................................................    1,584,000     1,138,000
2008 and thereafter............................................    2,485,000            --
                                                                 ------------  ------------
                                                                $ 16,739,000  $ 27,430,000
                                                                 ============  ============

  Rental expense charged to operations for the years ended December 31, 2002, 2001 and 2000, for operating leases for space, excluding amounts charged against the restructuring liability, was $3,998,000, $4,389,000 and $3,244,000, respectively. Rent expense is included in selling, general and administrative expense in the accompanying consolidated statements of operations. Rental expense charged to operations for telephone circuits of approximately $40,416,000, $40,576,000 and $24,530,000 for the years ended December 31, 2002, 2001 and 2000, respectively, is included in operating costs in the accompanying consolidated statements of operations. Rental expense paid to related parties was approximately $289,000, $171,000 and $158,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

  Purchase Commitments

  The Company purchases its switching equipment and products from several suppliers. During the normal course of business, the Company may enter into agreements with certain of its suppliers, which allow these suppliers to have equipment or inventory available for purchase based upon criteria as defined by the Company. As of December 31, 2002, the Company did not have any material future purchase commitments to purchase equipment or inventory from any of its vendors.

  On June 30, 2000, the Company entered into an Indefeasible Right of Use (IRU) agreement with Qwest Communications (Qwest) to acquire rights of use of dedicated fiber optics circuits of OC-48 capacity connecting major metropolitan areas in California. The IRU agreement is for a term of 20 years and includes bargain purchase options at the end of the term. The total cost of the IRU is approximately $23.0 million of which $5.8 million was paid on July 28, 2000. During the second quarter of 2002, the Company amended the IRU Agreement with Qwest and entered into a short-term note payable, which extended the payment terms beyond the date the IRU became operational. In accordance with the new agreement, the Company paid Qwest $8.6 million on May 15, 2002 and $4.4 million on December 15, 2002, while the balance $4.2 million is due and payable on May 15, 2003. Per the terms of the new agreement, the payment due May 15, 2003 accrues interest at a variable rate, equal to the Prime Rate plus 2% per annum, which was 6.25% as of December 31, 2002. As the payment terms were revised from a traditional trade accounts payable activity to a financing activity under the terms of the amended payable to Qwest, the Company classified the $13.0 million payments made in 2002 as financing activities within the condensed consolidated statement of cash flows for the twelve month period ended December 31, 2002. The IRU is included in network and other communications equipment as of December 31, 2002 and included in projects-in-progress as of December 31, 2001. The balance of $4.2 million and $17.2 million payable to Qwest as of December 31, 2002 and December 31, 2001, respectively, is classified as Fiber IRU liability in the accompanying unaudited condensed consolidated balance sheets.

  Employment Agreements

  The Company did not enter into any employment agreements in 2002. In 2001, the Company entered into employment agreements with two key executives that provide for, among other things, minimum annual base salaries, bonus entitlements upon the achievement of certain objectives, and the issuance of stock options. Also in 2001, the Company entered into an agreement with a previous executive officer to work on a part time basis as a result of his partial retirement. All other agreements entered into with executive officers, except those discussed below, expired or terminated in 2000 and 2001.

  On November 27, 2000, the Company's Board of Directors approved an Agreement Regarding Compensation on Change of Control with eight officers. Six of these agreements remain in effect as of December 31, 2002. These agreements provide for one year's base salary and health plan benefits in the event of a merger or combination of the Company into another entity, or the sale or disposition of all, or substantially all, of the Company's assets. In 2001, this agreement was entered into with two additional officers. Two of the 1998 employment agreements, which were approved by the Company's stockholders, granted options to two executives (one of which is no longer with the Company) to purchase up to 568,750 shares of the Company's common stock.

  Reciprocal Compensation and Legal Proceedings

  The Company has established interconnection agreements with certain ILECs. The Telecommunications Act of 1996 requires ILECs to enter into interconnection agreements with CLECs, such as the Company, and other competitors and requires state Public Utilities Commissions (PUCs) to arbitrate such agreements if the parties cannot reach agreement.

  The interconnection agreements outline, among other items, reciprocal compensation arrangements for calls originating or terminating in the other party's switching equipment, payment terms, and level of services.

  The Company is a party to several consolidated appeals before the Ninth Circuit United States Court of Appeals which involve decisions of the California Public Utilities Commission (CPUC) holding that local telephone calls placed to Internet service providers are local calls entitled to reciprocal compensation, and that Pac-West's interconnection agreements with SBC-California and Verizon-California may provide for the payment of reciprocal compensation for calls destined for ISP customers of Pac-West. The lower courts have upheld the decisions of the CPUC. These appeals have been consolidated with appeals concerning reciprocal compensation arising from district court decisions in Oregon and Washington state in cases in which the Company is not a party.

  On March 29, 2002, SBC-California filed a Petition for Arbitration with the CPUC with respect to its interconnection agreement with the Company, which would replace the similar agreement which expired in June of 2001, but which continues in effect until replaced pursuant to its terms. The matter is now pending before the CPUC for final decision. Two alternative decisions have been proposed for consideration by the CPUC. The decisions are identical except that one alternate decision would require the Company to pay SBC-California certain charges when SBC-California carries a category of telephone calls referred to as "VNXX Calls" from its customers to certain customers of the Company not physically located in the same local calling area as the calling party. We have estimated that these charges would approximate $40 million per year for the three year term of the agreement, and have also estimated that the company could extend the geographic scope of its network to avoid such charges through expenditures of approximately $12 million per year. Both alternate decisions approve the continued payment of reciprocal compensation for all local calls, including those to ISP customers of the company, which was voluntarily agreed to by the parties.

  On June 12, 2002, Verizon California filed a Petition for Arbitration with the CPUC with respect to its interconnection agreement with the Company which would replace the similar agreement which expired in April of 2002, but which has continued in effect until replaced pursuant to an order of the CPUC. The matter is now pending before the CPUC for final decision. Two alternative decisions have been proposed for consideration by the CPUC, which raise the same issue as described above with respect to the SBC-California arbitration, except that the potential financial impact of the proposed charges on VNXX calls would be significantly smaller.

  The Company cannot predict the outcome of the CPUC Commission proceedings, future appeals or additional pending cases involving related issues, or of the applicability of such proceedings to our interconnection agreement with these two or other ILECs. As a result, no assurance can be given that we will continue to collect reciprocal compensation in the future, or that additional charges may not be imposed upon the Company under such agreements in the future. Internet service providers currently form a significant part of our customer base in California and adverse decisions in these or related FCC proceedings could limit our ability to serve this group of customers profitably and have a material adverse effect on us.

  The Company expects that reciprocal compensation will continue to represent a significant portion of our revenues in the future although we expect the per minute reciprocal compensation rate to decline significantly. The Company is currently negotiating and implementing new interconnection agreements and the terms including reciprocal compensation. The per minute rate paid by SBC California under our current agreement has significantly decreased during the term of the agreement due to regulatory decisions concerning SBC-California's applicable costs. The per minute rate in the agreement to be approved by the CPUC in the near future continues to be low. Based on current market conditions, we expect the per minute reciprocal compensation rate will continue to decline from historic rates under interconnection agreements in the future. Furthermore, the policies of the CPUC and other regulatory bodies are subject to change with respect to issues which affect the economic structure of interconnection agreements is other ways, and these issues can differ from time to time.

  Following is a summary of amounts billed to ILECs and payments withheld by ILECs during each of the three years ended December 31, 2002, 2001 and 2000:

                                                                     2002          2001          2000
                                                                 ------------  ------------  ------------
Total amount billed to ILECs during the year................... $ 82,217,000  $ 75,339,000  $ 62,194,000
Amount withheld by ILECs and not recorded as revenue
   in the Company's statements of operations...................  (22,902,000)  (12,946,000)           --
Amounts received for prior withholding and recorded as revenue.   20,596,000            --            --
                                                                 ------------  ------------  ------------
Net amount recorded as revenue from the ILECs during the year.. $ 79,911,000  $ 62,393,000  $ 62,194,000
                                                                 ============  ============  ============

  Other Legal Proceedings

  On December 6, 2001, a complaint captioned Krim v Pac-West Telecomm, Inc., et. al., Civil Action No. 01-CV-11217, was filed in United States District Court for the Southern District of New York against the Company, certain executive officers, and various underwriters in connection with our initial public offering. An amended complaint was filed on April 19, 2002. The plaintiffs allege undisclosed improper underwriting practices concerning the allocation of shares of the Company's common stock in exchange for excessive brokerage commissions or agreements to purchase shares at higher prices in the aftermarket, in violation of Section 11 of the Securities Act of 1933. The complaint also included a claim for securities fraud under Section 10(b) of the Securities Exchange Act of 1934. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The complaint against the Company seeks unspecified damages on behalf of a purported class of purchasers of its common stock. Management believes that the plaintiff's claims against the Company are without merit and is defending the case vigorously utilizing experienced counsel retained by a number of issuers and individual defendants in the cases in order to syndicate cost of defense as to common issues. The cost of defense is bourn by insurance. Insurance coverage exists for most of the claims asserted to date against the Company and the Company may have indemnification rights against its underwriters depending on the outcome of the case as against those underwriters. In October 2002, the executive officers of the Company were dismissed from the action by agreement with the plaintiffs, which also resulted in tolling of the statute of limitations. The court recently dismissed the Section 10(b) claim against the Company.

  From time to time, Pac-West Telecomm, Inc. is a party to litigation that arises in the ordinary course of business. The Company believes that the resolution of this litigation, and any other litigation the Company may be involved with in the ordinary course of business, will not materially harm its business, financial condition or results of operations.

  STOCKHOLDERS' EQUITY:

  Stock Options

  In January 1999, the Company's Board of Directors approved the terms of the 1999 Stock Incentive Plan (the "Plan") which authorizes the granting of stock options, including restricted stock, stock appreciation rights, dividend equivalent rights, performance units, performance shares or other similar rights or benefits to employees, directors, consultants and advisors. Options granted under the Plan have a term of ten years. In addition, options have been granted to two senior officers (one of whom is no longer an officer) pursuant to the 1998 Griffin and Bryson Non-Qualified Stock Incentive Plans. In May 2000 the Board of Directors approved the 2000 Napa Valley Non-Qualified Stock Incentive Plan. As of December an aggregate of 5,375,500 shares of common stock have been reserved for option grants. Subsequent to December 31, 2002, the Company registered another 1,000,000 shares that the shareholders of the Company authorized to be reserved for option grants at the annual shareholder meeting in 2002.

  Subject to the terms and conditions of an Offer to Exchange (Offer) dated November 14, 2001, the Company granted options to purchase an aggregate of 831,638 shares of its common stock at the fair market value at the date of issuance in exchange for such tendered options. The tendered options represented out of the money options at the date the tender offer commenced. On December 19, 2001, in accordance with the offer, the Company canceled 831,638 options and issued new options to eligible employees on June 18, 2002.

  A summary of the status of the Company's stock option plans at December 31, 2002 and changes during the years ended December 31, 2000, 2001 and 2002 are presented in the table below:

                                                                  Weighted
                                                                  Average
                                            Non-                  Exercise
                             Qualifying  qualifying     Total       Price
                             ----------- ----------- -----------  ---------
Balance, December 31, 1999..  1,289,565     935,085   2,224,650  $    3.93
   Granted..................  1,761,183     390,617   2,151,800      13.84
   Exercised................    (63,436)         --     (63,436)      2.14
   Cancelled................   (328,210)    (58,979)   (387,189)     18.65
                             ----------- ----------- -----------
Balance, December 31, 2000..  2,659,102   1,266,723   3,925,825       7.99
   Granted..................    964,484     952,913   1,917,397       1.61
   Exercised................    (45,125)         --     (45,125)      2.14
   Cancelled................ (1,770,143)   (148,609) (1,918,752)     11.73
                             ----------- ----------- -----------
Balance, December 31, 2001..  1,808,318   2,071,027   3,879,345       3.06
   Granted..................  1,356,952      37,936   1,394,888       0.46
   Exercised................     (6,125)   (217,100)   (223,225)      0.48
   Cancelled................   (413,601)    (78,090)   (491,691)      4.62
                             ----------- ----------- -----------
Balance, December 31, 2002..  2,745,544   1,813,773   4,559,317       2.22
                             =========== =========== ===========

  Options outstanding, exercisable and vested by price range at December 31, 2002 are as follows:

                                                                      Weighted
                                  Weighted                             Average
                                   Average    Weighted    Number      Exercise
                                  Remaining   Average     Vested      Price of
Range of Exercise       Number   Contractual  Exercise      and        Options
Price                Outstanding    Life        Price   Exercisable  Exercisable
-------------------- ----------- -----------  --------- -----------  -----------
     $ 0.27-- 0.28      199,900         9.7  $    0.28          --  $        --
       0.45-- 0.56    1,437,762         8.5       0.49     753,809         0.48
       0.71-- 1.00    1,122,997         8.9       0.78     354,024         0.78
       1.94-- 2.89    1,008,024         7.0       2.25     612,007         2.19
       3.25-- 4.28      486,812         8.0       3.90     241,247         3.90
       6.25-- 9.13       17,000         8.0       7.32       5,937         7.78
      10.00--14.75      169,097         6.9      10.13     160,034        10.07
      17.50--25.13      112,225         7.3      20.35      62,694        20.10
      28.88--35.00        5,500         7.2      32.48       2,750        32.48
                     -----------                        -----------
      0.27--35.00     4,559,317         8.2  $    2.22   2,192,502  $      2.70
                     ===========                        ===========

  As of December 31, 2001, the number of options outstanding that were vested and exercisable was 1,342,107. These options had a weighted average exercise price of $3.06. As of December 31, 2000, the number of options outstanding that were vested and exercisable was 1,096,785. These options had a weighted average exercise price of $3.45.

  Employee Stock Purchase Plan

  In 2000, the Company established the 2000 Employee Stock Purchase Plan (the Purchase Plan) under which 1,000,000 shares of common stock have been reserved for issuance. Full-time employees may designate up to 10% of their compensation, not to exceed 400 shares each six month period, or $25,000 worth of common stock in any one calendar year, which is deducted each pay period for the purchase of common stock under the Purchase Plan. On the last business day of each six month period, shares of common stock are purchased with the employees' payroll deductions at 85% of the lesser of the market price on the first or last day of the six month period. The Purchase Plan will terminate no later than May 2, 2020. During 2002, a total of 72,382 shares of common stock with a weighted average fair value of $0.50 per share were purchased in 2002. At December 31, 2002 772,805 shares remained available for issuance.

  Pro Forma Fair Value Information

  The Company uses the Black-Scholes option-pricing model to derive the theoretical fair value of employee stock option grants. This model, along with the binomial model, is one of the two accepted methods under SFAS No. 123 for use in providing the theoretical fair value provisions disclosure. The Company has chosen to use the Black-Scholes model as it is easier to use that the binomial model and produces a similar result. The Black- Scholes model pro forma fair value information should be interpreted solely as an approximation, as opposed to a representation, of what pro forma net income would have been if we had expensed the fair value of options issued to employees.

  The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants: expected dividend yield of 0 percent in all periods; expected volatility of 100% for each of the periods 2002, 2001 and 2000; weighted average risk-free interest rates ranging from 3.39 to 6.23 percent for all periods presented in the table above; and expected lives of four years for all periods.

  INCOME (LOSS) PER SHARE:

  For the year ended December 31, 2001, dilutive securities were antidilutive, as they decreased the loss per share for this period. Accordingly, options to purchase 582,644 shares were excluded from the diluted net loss per share calculation for this period.

  Diluted net income (loss) per share information considers the effect of dilutive securities as follows:

                                                                 For the Year Ended December 31, 2002
                                                              -------------------------------------------
                                                                 Income         Shares        Per Share
                                                              -------------  -------------  -------------
Basic net income per share:
   Net income available to common stockholders.............. $   2,046,000     36,307,851  $        0.06
Effect of dilutive securities:
   Stock options............................................                       26,486
                                                                             -------------
Diluted net income per share:
   Net income available to common stockholders and
     dilutive stock options................................. $   2,046,000     36,334,337  $        0.06
                                                              =============  =============  =============

                                                                 For the Year Ended December 31, 2001
                                                              -------------------------------------------
                                                                 Income         Shares        Per Share
                                                              -------------  -------------  -------------
Basic net loss per share:
   Net loss available to common stockholders................ $ (34,792,000)    36,057,941  $       (0.96)
Effect of dilutive securities:
   Stock options............................................                           --
                                                                             -------------
Diluted net loss per share:
   Net loss available to common stockholders and
     dilutive stock options................................. $ (34,792,000)    36,057,941  $       (0.96)
                                                              =============  =============  =============

                                                                 For the Year Ended December 31, 2000
                                                              -------------------------------------------
                                                                 Income         Shares        Per Share
                                                              -------------  -------------  -------------
Basic net income per share:
   Income applicable to common stockholders before
      cumulative effect of change in accounting
      principle, net........................................ $   5,032,000     35,837,552  $        0.14
   Cumulative effect of change in accounting principle, net.    (1,415,000)    35,837,552          (0.04)
                                                              -------------                 -------------
   Net income available to common stockholders.............. $   3,617,000     35,837,552  $        0.10
                                                              =============                 =============
Effect of dilutive securities:
   Stock options............................................                    1,824,165
                                                                             -------------
Diluted net income per share:
   Income available to common stockholders and dilutive
     stock options before cumulative effect of change
     in accounting principle, net........................... $   5,032,000     37,661,717  $        0.13
   Cumulative effect of change in accounting principle, net.    (1,415,000)    37,661,717          (0.03)
                                                              -------------                 -------------
   Net income available to common stockholders
     and dilutive stock options............................. $   3,617,000     37,661,717  $        0.10
                                                              =============                 =============

  INCOME TAXES:

  The provision for (benefit from) income taxes for the years ended December 31, 2002, 2001 and 2000 consists of the following:

                                                          2002          2001         2000
                                                    ------------  ------------  -----------
  Current:
     Federal...................................... $         --  $         --  $     4,000
     State........................................       77,000            --           --

  Deferred:
     Federal......................................      223,000   (12,507,000)   4,457,000
     State........................................      445,000    (2,086,000)     330,000
                                                    ------------  ------------  -----------
                                                   $    745,000  $(14,593,000) $ 4,791,000
                                                    ============  ============  ===========

  The Company's provision for (benefit from) income tax differed from the amount computed by applying the statutory Federal income tax rate to income before income taxes and cumulative effect of change in accounting principle, as follows:

                                                           2002                     2001                    2000
                                                  ----------------------   ----------------------   ---------------------
                                                     Amount       Rate        Amount       Rate       Amount      Rate
                                                  ------------  --------   ------------  --------   ----------  ---------
Income tax determined by applying the statutory
  federal income tax rate to income before
  income taxes and cumulative effect of
  change in accounting principle................ $    977,000      35.0% $(17,285,000)    (35.0)% $3,438,000       35.0%
State income taxes, net of federal income tax
  benefit.......................................      339,000      12.2     (1,356,000)     (2.8)     215,000        2.2
Non-deductible amortization of costs in
  excess of net assets of acquired businesses...           --        --        432,000       1.0      680,000        6.9
Nondeductible goodwill impairment...............           --        --      4,084,000       8.3            --        --
Changes in reserves.............................       22,000       0.1       (549,000)     (1.2)     313,000        3.2
Other...........................................     (593,000)    (20.6)        81,000       0.2      145,000        0.6
                                                  ------------  --------   ------------  --------   ----------  ---------
Provision for (benefit from) income taxes....... $    745,000      26.7% $(14,593,000)    (29.5)% $4,791,000       47.9%
                                                  ============  ========   ============  ========   ==========  =========

  The cumulative balance sheet effects of deferred tax items are:

                                                             2002          2001
                                                         ------------  ------------
Trade accounts receivable allowances................... $    584,000  $    892,000
Deferred revenue.......................................      654,000       442,000
Vacation and other accrued expenses....................      423,000       665,000
Restructuring and other reserves.......................    2,768,000     1,199,000
Inventory reserves.....................................      145,000       218,000
Other reserves.........................................      247,000            --
Tax credits and loss carryforwards.....................    5,329,000    14,329,000
State taxes............................................    1,757,000     2,744,000
                                                         ------------  ------------
   Deferred tax asset..................................   11,907,000    20,489,000
                                                         ------------  ------------
Depreciation and amortization..........................   (7,715,000)  (10,101,000)
Capitalized interest...................................   (2,006,000)   (1,626,000)
Software development costs.............................   (6,294,000)   (5,977,000)
Prepaid expenses.......................................      (61,000)      (95,000)
IRU rentals............................................   (1,077,000)     (617,000)
Other reserves.........................................           --      (865,000)
                                                         ------------  ------------
   Deferred tax liability..............................  (17,153,000)  (19,281,000)
                                                         ------------  ------------
Net deferred tax asset (liability).....................   (5,246,000)    1,208,000
Less: Amount classified as current deferred tax asset..    4,569,000     4,491,000
                                                         ------------  ------------
   Net deferred tax liability.......................... $ (9,815,000) $ (3,283,000)
                                                         ============  ============

  RELATED PARTY TRANSACTIONS:

  Bay Alarm Company (Bay Alarm)

  Bay Alarm (a stockholder of the Company) and its subsidiary, InReach Internet, LLC, are collectively a large customer of telephone network services, comprising approximately 2%, or $2,527,000 and $2,750,000 of the Company's revenues for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001 the Company had amounts due from Bay Alarm of $0 and $80,000, respectively. These amounts are included in trade accounts receivable, net in the accompanying consolidated balance sheets.

  Bay Alarm provides the Company with security monitoring services at its normal commercial rates. The Company has recorded approximately $57,000, $78,000 and $69,000 for these services for the years ended December 31, 2002, 2001 and 2000, respectively. As outlined in Note 10, the Company leases a facility in Oakland from Bay Alarm. Rents paid under this lease were approximately $289,000, $171,000 and $158,000 for the years ended 2002, 2001 and 2000, respectively. All expenses paid to Bay Alarm are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

  Notes Receivable from Stockholders

  In 1998, a stockholder of the Company, who is also an officer, purchased 37,500 shares of common stock from the Company for $250,000. The Company received $50,000 in cash from the stockholder and entered into a note receivable for the remaining balance of $200,000. This amount is in the accompanying consolidated balance sheets as a component of stockholders' equity and accrues interest at 5.54 percent compounded annually. In December 2000, the Company entered into two full-recourse notes receivable with another officer of the Company for $105,000, both of which were paid in full in 2002. At December 31, 2001, these notes were included in other assets in the accompanying consolidated balance sheets. The notes accrued interest at 6.1 percent and were secured by a pledge of 38,000 shares of the Company's common stock.

  RETIREMENT PLAN:

  The Company has a 401(k)-retirement plan (the Plan) for all full-time employees who have completed six months of service. The plan year is from January 1 to December 31, and the Company contributes $0.50 for every $1.00 contributed by the employee, subject to the Company's contribution not exceeding 3 percent of the employee's salary. Participants are eligible to participate in the Plan after six months of service and become fully vested after six years, although they vest incrementally on an annual basis after two years of service. The Company's matching contributions were $378,000, $442,000 and $247,000 for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

  SEGMENT REPORTING:

  Based on criteria established by SFAS No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," the Company has determined that it has one reportable operating segment. While the Company's chief decision-maker monitors the revenue streams of various services, the revenue streams share many expenses such as leased transport charges and circuits. In addition, operations are managed and financial performance is evaluated based upon the delivery of multiple services over common networks and facilities. This allows the Company to leverage its costs in an effort to maximize return. As a result, the revenue streams share almost all of the various operating expenses. Because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management does not currently make such allocations internally. The chief decision-maker does, however, monitor revenue streams at a more detailed level than those depicted in the Company's accompanying consolidated financial statements.

  The following tables present revenues by service type for the years ended December 31, 2002, 2001 and 2000:

                                                                  2002           2001           2000
                                                              -------------  -------------  -------------
Local services.............................................. $ 139,946,000  $ 116,609,000  $ 102,970,000
Long-distance services......................................    13,173,000     14,393,000     16,128,000
Dedicated transport services................................     8,879,000      9,747,000      7,663,000
Products and services.......................................       477,000      7,226,000      9,942,000
Collocate services..........................................     1,623,000      2,017,000      2,387,000
                                                              -------------  -------------  -------------
                                                             $ 164,098,000  $ 149,992,000  $ 139,090,000
                                                              =============  =============  =============

  UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

  The following is a summary of quarterly consolidated financial results for the fiscal years ending 2002 and 2001.

                                    March 31      June 30     September 30  December 31
                                  ------------  ------------  ------------  ------------
2002:
   Revenue...................... $ 43,092,000  $ 38,499,000  $ 34,201,000  $ 48,306,000
   Gross margin................. $ 29,332,000  $ 24,492,000  $ 21,723,000  $ 35,026,000
   Net income (loss)............ $  7,384,000  $(13,388,000) $  4,889,000  $  3,161,000
   Net income (loss) per share:
       Basic and Diluted........ $       0.20  $      (0.37) $       0.13  $       0.09

2001:
   Revenue...................... $ 40,061,000  $ 38,162,000  $ 35,521,000  $ 36,248,000
   Gross margin................. $ 27,445,000  $ 23,944,000  $ 19,050,000  $ 22,208,000
   Net loss..................... $   (485,000) $ (3,624,000) $(26,784,000) $ (3,899,000)
   Net loss per share:
       Basic and Diluted........ $      (0.01) $      (0.10) $      (0.74) $      (0.11)

PAC-WEST TELECOMM, INC.
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEAR ENDED DECEMBER 31, 2002

                                        Balance at   Charged to     Charged
                                       Beginning of   Costs and    to Other                   Balance at
             Description                   Year       Expenses     Accounts    Deductions     End of Year
-------------------------------------  ------------  -----------  -----------  ----------     -----------
Allowance for doubtful accounts...... $  2,630,000  $ 1,008,000  $        --  $1,978,000 (1) $ 1,660,000

FOR THE YEAR ENDED DECEMBER 31, 2001

                                        Balance at   Charged to     Charged
                                       Beginning of   Costs and    to Other                   Balance at
             Description                   Year       Expenses     Accounts    Deductions     End of Year
-------------------------------------  ------------  -----------  -----------  ----------     -----------
Allowance for doubtful accounts...... $  3,003,000  $ 3,214,000  $        --  $3,587,000 (1) $ 2,630,000

FOR THE YEAR ENDED DECEMBER 31, 2000

                                        Balance at   Charged to     Charged
                                       Beginning of   Costs and    to Other                   Balance at
             Description                   Year       Expenses     Accounts    Deductions     End of Year
-------------------------------------  ------------  -----------  -----------  ----------     -----------
Allowance for doubtful accounts...... $    675,000  $   989,000  $ 1,981,000  $  642,000 (1) $ 3,003,000

__________

(1) Deductions represent write-offs.

Exhibit Index

Exhibit No.	Description
2.1

Agreement of Merger, dated September 16, 1998, between PWT Acquisition Corp. and Pac-West Telecomm, Inc., as amended (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement (No. 333- 76779)).

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
10.1

Shareholders Agreement, dated September 16, 1998, between Pac- West, John K. La Rue, Bay Alarm Company, certain named investors and certain named executives (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement (No. 333-76779)).

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

10.4	Stock Purchase Agreement, dated September 16, 1998, between Pac- West and certain named investors (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement (No. 333-76779)).
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

+10.7	Employment Agreement, dated June 30, 1998, between Pac-West and John K. La Rue (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement (No. 333-76779)).
+10.8	Executive Agreement, dated September 16, 1998, between Pac-West and Wallace W. Griffin (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement (No. 333-76779)).
+10.9	Executive Agreement, dated October 30, 1998, between Pac-West and Richard E. Bryson (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement (No. 333-76779)).
+10.10	Employment Agreement, dated October 21, 1998, between Pac-West and Dennis V. Meyer (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement (No. 333-76779)).
+10.11	Employment Agreement, dated September 14, 1998, between Pac-West and Jason R. Mills (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement (No. 333-76779)).
+10.12	Confidentiality Agreement, dated September 16, 1998, between Pac-West and John K. La Rue (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement (No. 333-76779)).
+10.13	Confidentiality Agreement, dated September 16, 1998, between Pac-West and Wallace W. Griffin (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement (No. 333-76779)).
+10.14	Confidentiality Agreement, dated September 16, 1998, between Pac-West and Richard E. Bryson (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement (No. 333-76779)).
+10.15	Confidentiality Agreement, dated October 22, 1998, between Pac- West and Dennis V. Meyer (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement (No. 333-76779)).
+10.16	Confidentiality Agreement, dated September 16, 1998, between Pac-West and Jason R. Mills (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement (No. 333-76779)).
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

10.23(a)

Loan and Security Agreement dated June 15, 1999, between Pac- West, Union Bank of California and other lenders as designated (Incorporated by reference to Exhibit 10.23(a) to the Company's Registration Statement (No. 333- 86607)).

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

+10.29	Employment Agreement, dated September 11, 1998, between Pac-West and Gregory Joksch (Incorporated by reference to Exhibit 10.29 to the Company's Registration Statement (No. 333-86607)).
+10.30	Confidentiality Agreement, dated September 11, 1998 between Pac- West and Gregory Joksch (Incorporated by reference to Exhibit 10.30 to the Company's Registration Statement (No. 333-86607)).
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

10.43(b)

Amendment No 1 to IRU Agreement dated May 15, 2001, between Pac- West Telecomm, Inc. and Qwest Communications Corporation (Incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000).

10.43(c)

Amendment No 2 to IRU Agreement dated June 28, 2002, between Pac-West Telecomm, Inc. and Qwest Communications Corporation (Incorporated by reference to Exhibit 10.43 (c) to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002).

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

10.57

Agreement for Local Wireline Network Interconnection and Service Resale Between AT&T Communications of the Mountain States, Inc. and U S West Communications, Inc for the State of Utah, dated June 28, 1998 (Incorporated by reference to Exhibit 10.23(c) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001).

10.58

Letter Agreement between Qwest Corporation (f/k/a U S West Communications, Inc.) and Pac-West Telecomm, Inc. for the State of Utah, dated October 2, 2000 (Incorporated by reference to Exhibit 10.23(c) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001).

+10.59

Severance Agreement, dated September 27, 2001, by and between Mr. Richard Bryson and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

+10.60

Employment Agreement, dated June 11, 2001, by and between Mr. Henry R. Carabelli and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

+10.61

Agreement Regarding Change in Employment Status, dated August 1, 2001, by and between John K. La Rue and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

+10.62

Employment Agreement, dated December 1, 2001, by and between Mr. Wallace W. Griffin and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

+10.63

Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. H. Ravi Brar and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

+10.64

Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. John F. Sumpter and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

+10.65

Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. Gregory Joksch and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

+10.66

Secured Promissory Note and Executive Stock Pledge Agreements, dated November 30, 2000 and December 20, 2000, between Pac-West Telecomm, Inc. and H. Ravi Brar. (Incorporated by reference to Exhibit 10.66 to the Company's Quarterly Report on Form 10-Q for the year ended June 30, 2002).

*10.67	Settlement agreement, dated October 29, 2002 by and between Pac-West Telecomm, Inc. and SBC Telecommunications, Inc.
*21.1	Subsidiaries of the Company.
*23.1	Consent of KPMG LLP.
*99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Wallace W. Griffin
*99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for H. Ravi Brar

________

* Newly filed with this report
+ Management contract or compensatory plan or arrangement