Form 10-Q
period 2003-03-31
PAC-WEST TELECOMM INC
filed 2003-05-08
CIK 1071598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of March 31, 2003, the Company had an aggregate of 36,449,326 shares of common stock issued and outstanding.

Pac-West Telecomm, Inc.
Report on Form 10-Q For the Quarterly Period Ended March 31, 2003
Table of Contents

Part I

ITEM 1. FINANCIAL STATEMENTS

PAC-WEST TELECOMM, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

                                                             March 31,     December 31,
                                                               2003           2002
                                                           -------------  -------------

                           ASSETS
Current Assets:
   Cash and cash equivalents............................. $  47,880,000  $  28,050,000
   Short-term investments................................     4,004,000     29,209,000
   Trade accounts receivable, net of allowances of
      $1,402,000 and $1,660,000, respectively ...........    11,837,000     12,624,000
   Prepaid expenses and other current assets.............     5,064,000      4,304,000
   Deferred tax assets...................................     4,569,000      4,569,000
                                                           -------------  -------------
       Total current assets..............................    73,354,000     78,756,000
Property and equipment, net..............................   148,127,000    160,768,000
Other assets, net........................................     3,412,000      3,492,000
                                                           -------------  -------------
       Total assets...................................... $ 224,893,000  $ 243,016,000
                                                           =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable...................................... $   8,983,000  $  10,058,000
   Current obligations under capital leases..............     7,881,000      7,881,000
   Fiber IRU liability...................................     4,200,000      4,200,000
   Accrued interest on Senior Notes......................     2,378,000      5,522,000
   Current portion deferred tax liability................            --         70,000
   Other accrued liabilities ............................    20,025,000     19,579,000
   Deferred revenues.....................................       746,000        755,000
                                                           -------------  -------------
       Total current liabilities.........................    44,213,000     48,065,000
                                                           -------------  -------------
Senior Notes.............................................    95,102,000     95,102,000
Notes payable............................................        70,000         30,000
Capital leases, less current portion.....................       346,000      2,311,000
Deferred revenues, less current portion..................       517,000        527,000
Deferred income taxes....................................     7,806,000      9,745,000
                                                           -------------  -------------
       Total liabilities.................................   148,054,000    155,780,000
                                                           -------------  -------------
Commitments and Contingencies (Note 10)
Stockholders' Equity:
   Common stock, $.001 par value; 100,000,000 shares
       authorized 36,449,326 and 36,444,094 shares issued
       and outstanding, respectively.....................        36,000         36,000
   Additional paid-in capital............................   183,601,000    183,668,000
   Note receivable from stockholder......................      (200,000)      (200,000)
   Accumulated deficit...................................  (106,350,000)   (96,026,000)
   Accumulated other comprehensive loss..................      (248,000)      (156,000)
   Deferred stock compensation...........................            --        (86,000)
                                                           -------------  -------------
       Total stockholders' equity........................    76,839,000     87,236,000
                                                           -------------  -------------
       Total liabilities and stockholders' equity........ $ 224,893,000  $ 243,016,000
                                                           =============  =============

See accompanying notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Operations
and Comprehensive Gain (Loss)
(Unaudited)

                                                     Three Month Period Ended
                                                            March 31,
                                                    --------------------------
                                                        2003          2002
                                                    ------------  ------------
Revenues.......................................... $ 30,515,000  $ 43,092,000

Costs and Expenses:
    Cost of sales.................................   10,698,000    13,760,000
    Selling, general and administrative...........   14,922,000    14,333,000
    Depreciation and amortization.................   14,148,000     9,960,000
                                                    ------------  ------------
      Total operating expenses....................   39,768,000    38,053,000
                                                    ------------  ------------
        Income (loss) from operations.............   (9,253,000)    5,039,000
                                                    ------------  ------------
Other (Income) Expense:
    Interest expense, net.........................    2,990,000     4,674,000
    Gain on repurchase of bonds...................           --   (11,942,000)
    Other expense.................................        9,000            --
                                                    ------------  ------------
      Total other (income) expense, net...........    2,999,000    (7,268,000)
                                                    ------------  ------------
      Income (loss) before provision
      (benefit) from income taxes ................  (12,252,000)   12,307,000
Income tax expense (benefit)......................   (1,928,000)    4,923,000
                                                    ------------  ------------
      Net income (loss) .......................... $(10,324,000) $  7,384,000
                                                    ============  ============

Basic and diluted income (loss) per share......... $      (0.28) $       0.20

Basic weighted average shares outstanding.........   36,449,326    36,148,487

Diluted weighted average shares
    outstanding...................................   36,449,326    36,205,308

Comprehensive gain (loss):
    Net income (loss)............................. $(10,324,000) $  7,384,000
      Other comprehensive loss....................      (92,000)     (141,000)
                                                    ------------  ------------
      Comprehensive income (loss)................. $(10,416,000) $  7,243,000
                                                    ============  ============

See accompanying notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                 Three Month Period Ended
                                                                        March 31,
                                                                ----------------------------
                                                                   2003           2002
                                                                -------------  -------------
Operating activities:
    Net income (loss)......................................... $ (10,324,000) $   7,384,000
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization.........................    14,148,000      9,960,000
        Amortization of deferred financing costs..............       105,000        226,000
        Amortization of deferred stock compensation...........            --         26,000
        Gain on redemption of bonds...........................            --    (11,942,000)
        Deferred income taxes ................................    (2,008,000)     4,923,000
        Loss on disposal of property and equipment............         9,000             --
        Changes in operating assets and liabilities:
            Accounts receivable...............................       787,000     (2,272,000)
            Inventories.......................................       268,000       (148,000)
            Prepaid expenses and other current assets.........      (760,000)       590,000
            Other assets......................................       (80,000)        55,000
            Accounts payable and other accrued liabilities....      (653,000)    (3,054,000)
            Accrued interest .................................    (3,144,000)    (5,292,000)
                                                                -------------  -------------
        Net cash provided by (used in) operating activities...    (1,652,000)       456,000
                                                                -------------  -------------
Investing activities:
    Purchase of property and equipment........................    (1,750,000)    (7,488,000)
    Proceeds from disposal of property and equipment..........        20,000         15,000
    (Purchases) redemptions of short-term investments, net....    25,113,000     (5,207,000)
                                                                -------------  -------------
        Net cash provided by (used in) investing activities...    23,383,000    (12,680,000)
                                                                -------------  -------------
Financing activities:
    Net proceeds from borrowings under notes payable..........        45,000             --
    Proceeds from stock option exercises......................        19,000             --
    Principal payments on capital leases......................    (1,965,000)    (1,972,000)
    Payments for deferred financing costs.....................            --       (200,000)
    Repurchase of Senior Notes payable........................            --     (8,288,000)
                                                                -------------  -------------
        Net cash used in financing activities.................    (1,901,000)   (10,460,000)
                                                                -------------  -------------
        Net increase (decrease) in cash and cash equivalents..    19,830,000    (22,684,000)
Cash and cash equivalents:
    Beginning of period.......................................    28,050,000     64,029,000
                                                                -------------  -------------
    End of period............................................. $  47,880,000  $  41,345,000
                                                                =============  =============
Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest.................................... $   6,463,000  $   5,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003

The terms "the Company," "Pac-West," "we," "our," "us," and similar terms used in this Form 10-Q, refer to Pac-West Telecomm, Inc.

  Organization and Basis of Presentation:

  Pac-West Telecomm, Inc. (the Company) is a provider of wholesale and retail integrated communications services in the western United States. The Company's customers include Internet service providers (ISPs) and enhanced communications service providers, collectively referred to as service providers (SPs), and small and medium-sized enterprise (SME) businesses, many of which are communications-intensive users.

  These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods indicated, have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K.

  These unaudited condensed consolidated financial statements include the results of operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentations.

  Description and Summary of Significant Accounting Policies:

  Revenue Recognition

  In accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements," the Company recognizes revenue when there is persuasive evidence of an arrangement, delivery of the product or performance of the service has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Revenues from service access agreements are recognized as the service is provided, except for reciprocal compensation generated by calls placed to ISPs connected through the Company's network. The right of competitive local exchange carriers (CLECs), such as the Company, to receive this type of compensation is the subject of numerous regulatory and legal challenges (see Note 10). During the quarter ended March 31, 2003, the Company received cash payments from a carrier that is currently disputing the charges and we have accordingly recorded an accrued liability for the amounts received rather than record the revenue. Until such time that clarity is achieved on the treatment of the amounts being disputed, we will continue to accrue additional liabilities for any further cash payments received on the issue. For instances when the reciprocal compensation payments are not in dispute, the Company will continue to recognize reciprocal compensation as revenue when received in cash or when collectibility is reasonably assured. Non- refundable up-front payments received for installation services and related costs up to the amount of revenues, are recognized as revenue and expense, ratably over the term of the service contracts, generally 24 to 36 months. Any costs in excess of recognized revenues are expensed in the current period. As of March 31, 2003 and 2002, $745,000 and $1,425,000, respectively, of installation payments received and $867,000 and $977,000, respectively, of associated costs were deferred and are included in deferred revenues and other assets, respectively, in the accompanying condensed consolidated balance sheets.

  Long Lived Assets

  In 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates its long-lived assets for events or changes in circumstances that may indicate that the carrying amount of such assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the potential future income expected to be generated by the asset. If an asset is considered to be impaired, it is written down to its estimated fair market value. This is assessed based on factors specific to the type of asset. In assessing the recoverability of these assets, the Company must make assumptions regarding, among other things, estimated future cash flows to determine the fair value of the respective assets. While the Company did not record an impairment charge during the quarter ended March 31, 2003, if these estimates and the related assumptions change in the future, the Company may be required to record impairment charges in future periods.

  Concentration of Customers and Suppliers

  The concentrations of the largest customers and supplier of the Company for the quarters ended March 31, 2003 and 2002 are as follows:
	March 31, 2003	March 31, 2002
Revenues (percent of revenues): Incumbent Local Exchange Carriers (ILECs)	30.8%	54.5%
Expenses (percent of cost of sales): largest supplier (largest source of operating costs was also one ILEC)	44.2%	20.2%

  During the quarters ended March 31, 2003 and 2002, revenue from SP customers accounted for approximately 33.6% and 23.5%, respectively, of our total revenues, and accounted for approximately 31.5% and 51.3%, respectively of our accounts receivable as of March 31, 2003 and 2002. This revenue does not include reciprocal compensation related to terminating calls to SPs, long distance services and dedicated transport services.

  Restructuring Charges

  A summary of the restructuring expenses and the associated remaining liability pertaining to the Company's previously announced 2001 and 2002 restructuring plans, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2003, consist of the following:

                                             Remaining                                             Balance of
                                          Restructuring  Additional    Non-Cash       Cash      Restructuring
                                           Liability    Restructuring   Charges     Payments      Liability
                                             as of        Expense     Applied to   Charged to       as of
                                          Dec. 31, 2002   Incurred     Liability    Liability   Mar. 31, 2003
                                          ------------  ------------  -----------  -----------  -------------
Rent expense for vacated premises....... $  3,476,000  $         --  $        --  $  (179,000) $   3,297,000
Circuit obligations.....................    2,800,000            --           --     (273,000)     2,527,000
Other charges...........................       87,000            --           --        1,000         88,000
                                          ------------  ------------  -----------  -----------  -------------
                                         $  6,363,000  $         --  $        --  $  (451,000) $   5,912,000
                                          ============  ============  ===========  ===========  =============

  Gain on Repurchase of Bonds

  During the quarter ended March 31, 2002, the Company purchased from holders of its Senior Notes an aggregate of approximately $21.0 million principal amount of Senior Notes at a substantial discount to face value. The differences between the amounts paid to the holders of the Senior Notes and the face values of the amounts purchased and costs paid to outside parties to complete the transaction, were recorded as gains on repurchase of bonds of approximately $11.9 million for the quarter ended March 31, 2002.

  Income Taxes

  The Company's effective income tax rates for the quarters ended March 31, 2003 and 2002 reflect the applicable federal and state statutory income tax rates. For the quarters ended March 31, 2003 and 2002, the Company's effective income tax rate was 15.7% and 40.0%, respectively.

  Comprehensive Loss

  For the quarters ended March 31, 2003 and 2002, there was $92,000 and $141,000, respectively, of other comprehensive loss pertaining to the net unrealized investment losses on available-for-sale marketable securities.

  Property and Equipment:

  Property and equipment is stated at cost and includes network and other communication equipment, equipment under capital leases, office furniture, business software and computer equipment, vehicles, leasehold improvements, and projects in progress. Expenditures for repairs and maintenance, which do not extend the useful life of the property and equipment, are charged to expense as incurred. Depreciation of the asset does not commence until the asset is placed into service. Upon retirement, the asset cost and related accumulated depreciation are written off. Gains and losses associated with dispositions or impairment of property and equipment are reflected in Other (income) expense in the accompanying condensed consolidated statements of operations. Depreciation and amortization is computed using the straight-line method. Estimated useful lives range from 3 to 20 years.

  During the quarter ended March 31, 2003, the Company reduced the useful life for phone equipment provided to customers and computer hardware from 5 years to 3 years. In addition, the Company extended the useful life of certain leasehold improvements from 10 years to up to 20 years. For phone equipment provided to customers and computer hardware that had already been depreciated three years or longer as of January 2003, the change in the estimated useful lives resulted in those assets being written off in the quarter ended March 31, 2003. Total equipment written off in the quarter was approximately $2.5 million. For phone equipment provided to customers and computer hardware that had not been depreciated three years or longer as of January 2003, the change in the estimated useful lives resulted in an increase in monthly depreciation expense. The change in depreciation expense is prospective only as the increase in depreciation expense only applies to current and future periods. The increase in depreciation expense related to the useful life change was approximately $1.6 million for the quarter ended March 31, 2003, but will decrease over time as assets become fully depreciated. The change in the useful life of the leasehold improvements resulted in a decrease in amortization expense on a prospective basis of less than $0.1 million for the quarter.

  For the quarter ended March 31, 2003, the Company included the value of undeployed telephone systems and equipment previously shown as inventory as a component of property and equipment. The Company has reclassified the prior year's balance to conform to the current year presentation. The effect of this reclassification was an increase in property and equipment of $1.2 million and a corresponding decrease in inventory for the period ended December 31, 2002, as reflected in the accompanying condensed consolidated balance sheets.

  Long-Term Debt and Capital Lease Obligations:

  On January 29, 1999, the Company issued $150 million of Senior Notes at par. The Senior Notes bear interest at 13.5 percent per annum payable in semiannual installments, with all principal due in full on February 1, 2009. During the first, third and fourth quarters of 2002, the Company paid approximately $20.7 million to repurchase approximately $54.9 million principal amount of Senior Notes resulting in a gain of $33.8 million, net of the write- off of related capitalized debt issuance costs and costs paid to outside parties to complete the transaction. As of March 31, 2003, the principal amount due on the Senior Notes was $95.1 million.

  In 2001 and 2000, the Company leased $23.3 million of networking products manufactured by Cisco Systems, Inc. Equipment financed under this lease facility is being leased for a term of 36 months at which time the Company may purchase the equipment at its fair market value. These networking products have been accounted for as a capital lease. During the quarters ended March 31, 2003 and 2002, the Company made principal payments and recorded depreciation expense of approximately $2.0 million in each of the quarters, related to this leased equipment. As of March 31, 2003, the Company has future obligations, excluding interest, of $8.2 million that will be paid over the remaining terms of the leased equipment.

  Commitments and Contingencies:

  Purchase Commitments

  The Company purchases its switching equipment and products from several suppliers. During the normal course of business, the Company may enter into agreements with certain of its suppliers, which allow these suppliers to have equipment or inventory available for purchase based upon criteria as defined by the Company. As of March 31, 2003, the Company did not have any material future purchase commitments to purchase equipment or inventory from any of its vendors.

  On June 30, 2000, the Company entered into an Indefeasible Right of Use (IRU) agreement with Qwest Communications (Qwest) to acquire rights of use of dedicated fiber optics circuits of OC-48 capacity connecting major metropolitan areas in California. The IRU agreement is for a term of 20 years and includes bargain purchase options at the end of the term. The total cost of the IRU is approximately $23.0 million of which $5.8 million was paid on July 28, 2000. During the second quarter of 2002, the Company amended the IRU Agreement with Qwest and entered into a short-term note payable, which extended the payment terms beyond the date the IRU became operational. In accordance with the new agreement, the Company paid Qwest $8.6 million on May 15, 2002 and $4.4 million on December 15, 2002, with the remaining balance of $4.2 million due and payable on May 15, 2003. Per the terms of the new agreement, the payment due May 15, 2003 accrues interest at a variable rate, equal to the Prime Rate plus 2% per annum, which was 6.25% as of March 31, 2003. The IRU is included in network and other communications equipment.

  Reciprocal Compensation, and Legal Proceedings

  The Company has established interconnection agreements (ICAs) with certain ILECs. The Telecommunications Act of 1996 requires ILECs to enter into ICAs with CLECs, such as the Company, and other competitors and requires state Public Utilities Commissions (PUCs) to arbitrate such agreements if the parties cannot reach agreement.

  The ICAs outline, among other items, reciprocal compensation arrangements for calls originating or terminating in the other party's switching equipment, payment terms, and level of services.

  The Company is a party to several consolidated appeals before the Ninth Circuit United States Court of Appeals which involve decisions of the California Public Utilities Commission (CPUC) holding that local telephone calls placed to ISPs are local calls entitled to reciprocal compensation, and that Pac-West's ICAs with SBC-California and Verizon-California may provide for the payment of reciprocal compensation for calls destined for ISP customers of Pac- West. The lower courts have upheld the decisions of the CPUC. These appeals have been consolidated with appeals concerning reciprocal compensation arising from district court decisions in Oregon and Washington state in cases in which the Company is not a party.

  On March 29, 2002, SBC-California filed a Petition for Arbitration with the CPUC with respect to its ICA with the Company, which would replace the similar agreement which expired in June of 2001, but which continues in effect until replaced pursuant to its terms. The matter is now pending before the CPUC for final decision. Two alternative decisions have been proposed for consideration by the CPUC. The decisions are identical except that one alternate decision would require the Company to pay SBC-California certain charges when SBC-California carries a category of telephone calls referred to as "VNXX Calls" from its customers to certain customers of the Company not physically located in the same local calling area as the calling party. We have previously estimated that these charges would approximate $40 million per year for the three year term of the agreement. Through further studies we have estimated that the Company could extend the geographic scope of its network to avoid such charges through expenditures of approximately $4.0 million per year. Both alternate decisions approve the continued payment of reciprocal compensation for all local calls, including those to ISP customers of the Company, which was voluntarily agreed to by the parties.

  On June 12, 2002, Verizon California filed a Petition for Arbitration with the CPUC with respect to its ICA with the Company which would replace the similar agreement which expired in April of 2002, but which has continued in effect until replaced pursuant to an order of the CPUC. The matter is now pending before the CPUC for final decision. Two alternative decisions have been proposed for consideration by the CPUC, which raise the same issue as described above with respect to the SBC-California arbitration, except that the potential financial impact of the proposed charges on VNXX calls would be significantly smaller.

  The Company cannot predict the outcome of the CPUC Commission proceedings, future appeals or additional pending cases involving related issues, or of the applicability of such proceedings to our ICA with these two or other ILECs. As a result, no assurance can be given that we will continue to collect reciprocal compensation in the future, or that additional charges may not be imposed upon the Company under such agreements in the future. ISPs currently form a significant part of our customer base in California and adverse decisions in these or related FCC proceedings could limit our ability to serve this group of customers profitably and have a material adverse effect on us.

  The Company is currently negotiating and implementing new ICAs and the terms including reciprocal compensation. The Company expects that reciprocal compensation will continue to represent a significant portion of our revenues in the future and we expect the per minute reciprocal compensation rate to be relatively stable. Furthermore, the policies of the CPUC and other regulatory bodies are subject to change with respect to issues which affect the economic structure of interconnection agreements in other ways, and these issues can differ from time to time.

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

  From time to time, the Company is a party to litigation that arises in the ordinary course of business. The Company believes that the resolution of this litigation, and any other litigation the Company may be involved with in the ordinary course of business, will not materially harm its business, financial condition or results of operations.

  Net Income (Loss) Per Share:

  In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition for companies that voluntarily change to a fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123. The Company adopted the disclosure provisions of SFAS 148, as of December 31, 2002.

  The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees" (APB 25) for its stock based compensation plans. The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation", to disclose pro forma information regarding options granted to its employees based on specified valuation techniques that produce estimated compensation charges. Amounts related to APB 25 have not been reflected in the Company's condensed consolidated statements of operations because no compensation arises when the price of the employees' stock options equals the market value of the underlying stock at the date of grant, as is the case for options granted under our plans.

  The Company uses the Black-Scholes option-pricing model to derive the theoretical fair value of employee stock option grants. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants: expected dividend yield of 0 percent for each of the periods in 2002 and 2003; expected volatility of 100% for each of the periods in 2002 and 2003; weighted average risk-free interest rates ranging of 3.39% and 2.55% for the periods in 2002 and 2003, respectively; and expected lives of four years for the periods in 2002 and 2003.

  Basic and diluted net income (loss) per share for the quarters ended March 31, 2003 and 2002 has been determined as follows:

                                                     Three Month Period Ended
                                                            March 31,
                                                    --------------------------
                                                        2003          2002
                                                    ------------  ------------
                                                    (unaudited)   (unaudited)
Net income (loss) available to common shareholders:

 As reported...................................... $(10,324,000) $  7,384,000
 Total stock based employee compensation (expense)
  benefit included in reported net income, net of      (662,714)     (485,269)
                                                    ------------  ------------
 Pro forma........................................ $(10,986,714) $  6,898,731

Basic earnings (loss) per common share
 As reported...................................... $      (0.28) $       0.20
 Pro forma........................................ $      (0.30) $       0.19

Diluted earnings (loss) per common share
 As reported...................................... $      (0.28) $       0.20
 Pro forma........................................ $      (0.30) $       0.19

                                                    ============  ============

  Other Recent Pronouncements:

  In June 2002, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. The Company has adopted SFAS No. 143 as of January 1, 2003 as required and the adoption of this statement did not significantly impact its financial position, results of operations and cash flows.

  In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). FIN No. 46 addresses the consolidation and financial reporting of variable interest entities. FIN No. 46 is effective for financial statements of interim or annual periods beginning after June 15, 2003, for variable interest entities created before February 1, 2003, or immediately for variable interest entities created after February 1, 2003. The Company does not anticipate the adoption of this statement to significantly impact its financial position, results of operations and cash flows.

  Related Party Transactions:

  Bay Alarm Company (Bay Alarm)

  Bay Alarm (a stockholder of the Company) and its subsidiary, InReach Internet, LLC, are collectively a large customer of the Company, comprising approximately 1.3% and 1.4%, or $398,000 and $610,000 of the Company's total revenues for the quarters ended March 31, 2003 and 2002, respectively. As of March 31, 2003 and 2002 the Company had amounts due from Bay Alarm of $24,000 and $25,000, respectively. These amounts are included in trade accounts receivable, net, in the accompanying condensed consolidated balance sheets.

  Bay Alarm provides the Company with security monitoring services at its normal commercial rates. The Company has recorded approximately $20,000 and $5,000 of expenses for these services for the quarters ended March 31, 2003 and 2002, respectively. The Company also leases a facility in Oakland from Bay Alarm. Rents paid under this lease were approximately $81,000 and $42,000 for the quarters ended March 31 2003 and 2002, respectively. All expenses paid to Bay Alarm are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks. In this Quarterly Report on Form 10-Q, our use of the words "outlook," "expect," "anticipate," "estimate," "forecast," "project," "likely," "objective," "plan," "designed," "goal," "target," and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important risk factors that are described in our Annual Report on Form 10-K for the period ended December 31, 2002, as filed with the SEC on March 31, 2003, which may be revised or supplemented in subsequent reports filed by us with the SEC. Such risk factors include, but are not limited to: our substantial indebtedness; an inability to generate sufficient cash to service our indebtedness; the declining rate at which reciprocal compensation payments are determined; regulatory and legal uncertainty with respect to reciprocal compensation payments received by us; the inability to expand our business as a result of the unavailability of funds to do so; failure to successfully implement our restructuring plan; the possible delisting of our common shares from the Nasdaq SmallCap Market; adverse affects on our operations as a result of the covenants in our senior notes indenture; competition from the ILECs and other competitors and potential competitors, including those competitors with lower cost structures.

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

For the quarters ended March 31, 2003 and 2002, we had net revenues of approximately $30.5 million and $43.1 million, respectively. Included in net revenues for the quarter ended March 31, 2002 were $4.8 million of amounts collected in settlement for amounts owed but withheld by certain ILECs during 2001 and years prior. The amounts collected in the settlement represented 11.1% of our total revenues for the quarter ended March 31, 2002. Operating expenses for the quarters ended March 31, 2003 and 2002 were $39.8 million and $38.1 million, respectively. Net income (loss) for the quarters ended March 31, 2003 and 2002 were ($10.3) million and $7.4 million, respectively. Net income for the quarter ended March 31, 2002 includes a gain on repurchase of bonds of $11.9 million.

EBITDA for the quarters ended March 31, 2003 and 2002 were $4.9 million and $26.9 million, respectively. EBITDA represents earnings before interest, net; income taxes; depreciation and amortization. Although EBITDA is not a measure of financial performance under generally accepted accounting principles, we believe it is a common measure used by analysts and investors in comparing our Company's results with those of our competitors as well as a means to evaluate our capacity to meet our service obligations. The Company uses EBITDA as an internal measurement tool and has also included EBITDA performance goals in its 2003 compensation plans. Accordingly, we are including EBITDA in our discussion of financial performance as we believe that its presentation provides useful and relevant information. The tables below reconcile EBITDA to the Company's net income (loss) and to the Company's net cash provided by (used in) operating activities as determined in accordance with generally accepted accounting principles for each of the periods presented.

                                                     Three Month Period Ended
                                                            March 31,
                                                    --------------------------
                                                        2003          2002
                                                    ------------  ------------
                                                    (unaudited)   (unaudited)
EBITDA............................................ $  4,886,000  $ 26,941,000
Less:
    Depreciation and amortization.................   14,148,000     9,960,000
    Interest expense, net.........................    2,990,000     4,674,000
    Income tax expense (benefit)..................   (1,928,000)    4,923,000
                                                    ------------  ------------
      Net income (loss) .......................... $(10,324,000) $  7,384,000
                                                    ============  ============

                                                     Three Month Period Ended
                                                            March 31,
                                                    --------------------------
                                                        2003          2002
                                                    ------------  ------------
                                                    (unaudited)   (unaudited)
EBITDA............................................ $  4,886,000  $ 26,941,000
Less:
    Net gain on bond repurchase...................           --    11,942,000
    Change in operating assets and liabilities....    3,653,000    10,882,000
    Interest expense, net.........................    2,990,000     4,674,000
    Allowance for doubtful accounts receivable....           --      (761,000)
    Amortization of deferred financing costs......     (105,000)     (226,000)
    Amortization of deferred stock compensation...           --       (26,000)
                                                    ------------  ------------
      Net cash provided by (used in) operating act $ (1,652,000) $    456,000
                                                    ============  ============

As of March 31, 2003, we had 337,294 total DS-0 (digital signal level of 64,000 bits per second) equivalent lines in service, referred to as "lines" going forward, an increase of 79,688 or 30.9% from March 31, 2002. Total lines in service include wholesale and on-network retail line equivalents. Our total lines in service include wholesale and on-network retail line equivalents. The Company has also segregated small to medium-size lines into on-network and off-network components as related to the Company's decision to exit a number of off-network lines of business. For the quarters ended March 31, 2003 and 2002 our minutes of use were 9.394 billion and 7.714 billion, respectively. The corresponding percentage increase in minutes of use on a year over year period for the quarter ended March 31, 2003 as compared to the same period in 2002 is 21.8%.

In August 2001, in response to a weakening economy and increasing competitive pressure resulting from lower than expected demand for telecommunications services and overcapacity in our industry, we shifted our strategy to margin improvement, cost containment and cash conservation rather than top-line growth. As a result of this shift in strategy the Company approved and announced a restructuring plan. Among the initiatives included in the restructuring plan was the suspension of its expansion plans in certain states, exiting of certain lower margin products and services, including residential resale and customer owned and maintained (COAM) equipment, and undertaking certain cost reduction initiatives. In addition to restructuring certain product offerings, the Company closed its switch facility in Utah, consolidated six sales offices, and completed a workforce reduction of approximately 200 employees as part of the restructuring initiative. As a result of these restructuring initiatives, the Company recorded an $8.8 million restructuring charge in the third quarter of 2001, of which $5.0 million was related to the write-off of leasehold improvements and other equipment in Utah, which could not be redeployed to other locations. Amounts expensed totaling $2.4 million relate to future rent payments due (net of estimated sublease payments) for abandoned premises, primarily in Utah and San Diego, to be paid over the respective lease terms. The workforce reduction was completed during the fourth quarter, with all severance payments being made as of December 31, 2001.

In June 2002, we approved a restructuring plan that contained additional business initiatives to those approved and announced in August 2001. The 2002 restructuring plan was approved in response to further weakening of the economy, additional competitive pressure from competitors who had reorganized and lowered their cost structure, overcapacity in our industry and lower demand from customers for our products and services. Among other initiatives, the 2002 restructuring plan provided for the closure of our switch facility in Colorado. In connection with such closing, the Company recorded a $9.3 million restructuring charge in the second quarter of 2002. Of this amount, $3.2 million related to the write-off of the net book value of leasehold improvements and equipment which could not be redeployed to other locations and, in management's best estimate, had a fair market value of zero; $2.8 million related to circuit commitment obligations; and $3.2 million related to future rent payments due for the abandoned premise in Colorado which will be paid over the lease term, which ends in fiscal year 2010. In order to estimate rent expense related to this premise, and those premises discussed in the preceeding paragraph, the Company made certain assumptions including; (1) the time period over which the premises would remain vacant, (2) sublease terms, and (3) estimated sublease rents. In the case of the Colorado switching facility and the Utah switching facility described in the following paragraph, no sublease income was estimated due to the specialized nature of these facilities and current economic conditions. Accordingly, the Company believed the net book value of the leasehold improvements for the facilities had a fair market value of zero.

In the third quarter of 2002, the Company recorded an additional restructuring charge of $0.02 million, net representing the net difference between the amount estimated and the actual net book value of impaired leasehold improvements. In the fourth quarter of 2002, the Company reduced its restructuring accrual for future rent payments for the Colorado switch facility by $0.2 million as the Company had to use the facility longer than anticipated due to a delay in transferring one of its customers to another carrier. As of March 31, 2003, the Company has a remaining liability for this restructuring activity of approximately $5.4 million.

In the fourth quarter of 2002, the Company negotiated and paid an early termination penalty to satisfy all future rent payments due for its switch facility in Utah. Accordingly, the Company reversed previous charges of $0.5 million to bring the accrual related to the Utah facility to zero. As of March 31, 2003, the Company has a remaining liability of $0.5 million for this restructuring reserve relating to facilities located in San Diego and San Francisco.

During the second quarter of fiscal year 2002, as a result of the continuing competitive pressures in the telecommunications industry, the Company made certain business decisions that adversely affected the undiscounted cash flows for specific markets in which the Company competes. These decisions included refocusing the Company's sales and marketing efforts primarily within California, not filling open positions outside of California, the preservation of cash for servicing and repurchasing of the Company's outstanding debt and closing the Company's switch facility in Colorado for which the Company recorded a restructuring reserve. These decisions, which limited the resources available to grow the markets outside of California, combined with slower sales growth forecasts, caused the carrying value of the Company's assets located in the markets outside of California which could not be redeployed in California to no longer be recoverable from the estimated future undiscounted cash flows. At that time, in accordance with SFAS No. 144, the Company recorded an impairment charge of $7.2 million that represented the difference between the net book value of the identified fixed assets and the estimated discounted future cash flows the Company expected to be generated from the use of these assets over the average remaining useful lives. The Company's cash flow projections for each of the Company's geographic locations were developed using each locations historical growth rate. Certain locations outside of the Company's primary business locations had negative cash flows over the estimated useful lives of the assets under evaluation. Due to an excess of commercial real estate availability existing in the identified markets where the Company's impaired leasehold improvements existed and a remote possibility of being able to sublease the facilities, the Company assigned a fair value of zero for the impaired leasehold improvements.

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

On May 28, 2002, our common stock ceased being quoted on the Nasdaq National Market and began being quoted on the Nasdaq SmallCap Market. We are currently not in compliance with the Nasdaq's minimum bid price requirement. To regain compliance with this requirement, the minimum closing bid price of our stock must close at $1.00 or above per share for a period of 10 consecutive business days. The bid price for our common stock has not closed above $1.00 per share since August 6, 2001. On March 19, 2003 we were notified by Nasdaq that we will be provided with an additional 90 days from the expiration of a prior extension, or until May 12, 2003, to regain compliance with the minimum bid price requirement. If we are unable to regain compliance with the Nasdaq's minimum bid price requirements, we expect to receive notification that our securities will be delisted from the Nasdaq SmallCap Market. If this happens, we may appeal the decision to a Listing Qualifications Panel, however there can be no assurance that we will be afforded any additional time to regain compliance.

On or about April 29, 2003, we mailed to our shareholders a proxy statement, which, among other things, solicited their proxies with respect to a proposal to amend our articles of incorporation to provide for a reverse share split. As described in our proxy statement, the purpose of the reverse share split is to increase the market price of our common shares above $2.00 per share, which is above the Nasdaq minimum bid requirement of $1.00, in order to maintain our listing on the Nasdaq Small Cap Market. If approved by our shareholders, our board of directors will have the authority to subsequently approve the amendment and implement the reverse share split at its discretion based upon its evaluation as to if and when such action would be most advantageous to us and our shareholders. However, if we are delisted from the Nasdaq SmallCap Market, there may be a further reduction in the liquidity of the market for our common stock, which may cause a material adverse effect on the price of our common stock. Delisting could reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they could have done in the past. This lack of liquidity would make it more difficult for us to raise capital in the future.

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

A substantial portion of our revenues is derived from reciprocal compensation paid by ILECs with which we have interconnection agreements (ICAs). The revenues from these carriers are the result of ICAs we have entered into with them that provide for the transport and termination of local telecommunication traffic. Reciprocal compensation payments are currently an important source of revenue for the Company, and as a result, the failure, for any reason, of one or more ILECs from which we receive reciprocal compensation payments to make all or a significant portion of such payments in the future could adversely affect our financial condition. Reciprocal compensation revenue key drivers are the number of calls we terminate, the minutes of use associated with such calls and the rates we are compensated at by the ILECs. During 2002, we experienced a decrease of approximately 57.6% in the rate at which we are compensated by the ILECs. However to date, the Company has been successful in partially offsetting the impact of the rate reductions on its revenues due to increases in both the number of calls we terminate and in the total minutes of use associated with such calls. The right of CLECs, such as the Company, to receive reciprocal compensation is the subject of numerous regulatory and legal challenges, further described below. During the quarter ended March 31, 2003, the Company received cash payments from a carrier that is currently disputing the charges and we have accordingly recorded an accrued liability for the amounts received rather than record the revenue. Until such time that clarity is achieved on the treatment of the amounts being disputed, we will continue to accrue additional liabilities for any further cash payments received on the issue. For instances when the reciprocal compensation payments are not in dispute, the Company will continue to recognize reciprocal compensation as revenue when received in cash or when collectibility is reasonably assured. Consolidated revenues for the quarter ended March 31, 2003 decreased by $12.6 million, or 29.2%, to $30.5 million from $43.1 million for the quarter ended March 31, 2002. The decrease in revenues is primarily the result of a decrease of $14.1 million in reciprocal compensation, which includes $4.8 million of previously withheld reciprocal compensation billings in negotiated settlements that were recorded in the quarter ended March 31, 2002 as discussed previously. For the quarters ended March 31, 2003 and 2002, reciprocal compensation was $9.4 million and $23.5 million, respectively, and accounted for approximately 30.8% and 54.5%, respectively, of our total revenues. The remainder of the variance from the quarters ended March 31, 2003 and 2002 is comprised of increases in switched access revenues and direct billings to SME and SP customers, mostly offset by decreases in dedicated transport and local and long distance revenues. Reciprocal compensation revenue recorded in the quarter ended March 31, 2002 includes a settlement of $4.8 million received from Verizon California (Verizon), formerly known as GTE, related to previously withheld reciprocal compensation billings.

On May 16, 2002, the California Public Utilities Commission implemented an Unbundled Network Element (UNE) pricing structure for local traffic exchanged with SBC in California. A regulatory hearing is underway to determine the appropriate rate elements and costs for interconnecting local traffic between carriers in the State of California. The impact of this pricing structure has reduced the Company's reciprocal compensation revenues by approximately $2.0 million per month from previous billings. We expect that reciprocal compensation will continue to represent a significant portion of our revenues in the future. We are currently negotiating and implementing new interconnection agreements and the terms including reciprocal compensation. The per minute reciprocal compensation rate we receive from SBC under our current agreement is significantly lower than it was under our previous agreement as a result of the new UNE pricing structure. The Company expects that reciprocal compensation will continue to represent a significant portion of our revenues in the future and we expect the per minute reciprocal compensation rate to be relatively stable.

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

Quarterly Operating and Statistical Data:

The following tables summarize the unaudited results of operations as a percentage of revenues for the quarters ended March 31, 2003 and 2002. Revenues for the quarter ended March 31, 2002 include a payment received in the first quarter in connection with previously withheld reciprocal compensation of $4.8 million. The following data should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report:

                                                     Three Month Period Ended
                                                            March 31,
                                                    --------------------------
                                                        2003          2002
                                                    ------------  ------------
                                                    (unaudited)   (unaudited)
Consolidated Statements of Operations Data:

Revenue...........................................        100.0%       100.0%
Cost of sales and operating expenses..............         35.1%        31.9%
Selling, general and administrative expenses......         48.9%        33.3%
Depreciation and amortization expenses............         46.4%        23.1%
Income (loss) from operations.....................        (30.3)%        11.7%
Gain on repurchase of bonds.......................           -- %       (27.7)%
Net income (loss) ................................        (33.8)%        17.1%

The following table sets forth unaudited statistical data for each of the specified quarters of 2003 and 2002. The operating and statistical data for any quarter are not necessarily indicative of results for any future period.

                                                         Quarter Ended
                                     -----------------------------------------------------
                                       2003                         2002
                                     ---------  ------------------------------------------
                                     March 31,   Dec 31,   Sept. 30,  June 30,   March 31,
                                     ---------  ---------  ---------  ---------  ---------

Ports equipped.....................   940,800    940,800    944,644    944,644    768,000
Lines sold to date.................   341,494    335,851    328,649    323,249    322,939
Lines in service to date...........   337,294    327,021    324,100    320,042    257,606
Quarterly minutes of use
 switched (in millions)............     9,394      8,532      8,211      7,656      7,714
Capital expenditures
 (in thousands).................... $   1,750  $   2,733  $   3,511  $   6,461  $   7,488
Employees..........................       402        414        402        406        402

Quarter Ended March 31, 2003 Compared to the Quarter Ended March 31, 2002

The significant revenue components and operational metrics of the Company for the quarters ended March 31, 2003 and 2002, are as follows:

Revenues:                                               2003          2002        % Change
                                                    ------------  ------------  ------------
                                                    (unaudited)   (unaudited)

Reciprocal compensation........................... $  9,401,642  $ 23,491,310         (60.0)%
Direct billings to SP customers...................   10,267,216    10,114,975           1.5
Direct billings to SME customers..................    3,597,281     2,907,215          23.7
Outbound local and long distance..................    3,235,245     3,375,504          (4.2)
Dedicated transport...............................    1,787,504     2,298,359         (22.2)
Switched access...................................    1,700,000       500,000         240.0
COAM..............................................      172,614       238,550         (27.6)
Other.............................................      353,145       165,766         113.0
                                                    ------------  ------------
Total revenues.................................... $ 30,514,647  $ 43,091,679         (29.2)%
                                                    ============  ============

Operational metrics:
DS-0 equivalent lines in service .................      337,294       257,606          30.9%
Minutes of use (in billions) .....................        9.394         7.714          21.8%

Consolidated revenues for the quarter ended March 31, 2003 decreased by $12.6 million, or 29.2%, to $30.5 million from $43.1 million for the quarter ended March 31, 2002. The decrease in revenues is primarily the result of a decrease of $14.1 million in reciprocal compensation, which includes $4.8 million of previously withheld reciprocal compensation billings in negotiated settlements that were recorded in the quarter ended March 31, 2002 as discussed above. The remainder of the variance from the quarters ended March 31, 2003 and 2002 is comprised of increases in switched access revenues and direct billings to SME and SP customers, mostly offset by decreases in dedicated transport and local and long distance revenues. During 2002, we experienced a decrease of approximately 57.6% in the reciprocal compensation rate at which we are compensated at by the ILECs. However, to date, the Company has been successful in partially offsetting the impact of the rate reductions on its revenues due to increases in both the number of calls we terminate and in the total minutes of use associated with such calls.

The total lines in service increased by 79,688 or 30.9% to 337,294 as of March 31, 2003 from 257,606 lines as of March 31, 2002. Billable minutes of use were 9.4 billion for the quarter ended March 31, 2003, an increase of 1.7 billion or 21.8% from 7.7 billion billed minutes during the quarter ended March 31, 2002. The Company has also segregated SME lines into on- network and off-network components as related to the Company's decision to exit a number of off-network lines of business.

The number of inbound local minutes subject to reciprocal compensation revenues in accordance with ICAs were 9.2 billion and 7.5 billion for the quarters ended March 31, 2003 and 2002, respectively, while the year over year increase of 1.7 billion billable minutes of use from March 31, 2002 to 2003 represented a 22.4% increase. However, the favorable increase in inbound local minutes was offset by a decline in the reciprocal compensation rates from March 31, 2002 to 2003. Net of the effect of the negotiated settlements for reciprocal compensation of $4.8 million during the quarter ended March 31, 2002, reciprocal compensation revenues decreased $9.3 million or 49.7% from $18.7 million in the quarter ended March 31, 2002 to $9.4 million for the quarter ended March 31, 2003. Total reciprocal compensation revenue, inclusive of settlement amounts, for the quarter ended March 31, 2002 was $23.5 million.

Switched access revenues increased in the quarter ended March 31, 2003 from the same period in 2002 by $1.2 million, or 240.0% to $1.7 million from $0.5 million in the quarter ended March 31, 2002. The increase in switched access revenue is primarily the result of increased collections for cumualtive billings.

Direct billings to SME business customers increased in the quarter ended March 31, 2003 from the same period in 2002 by $0.7 million, or 23.7% to $3.6 million from $2.9 million during the quarter ended March 31, 2002. This change was due to the increase in lines in service from 43,461 lines at March 31, 2002 to 58,889 lines in service at March 31, 2003, an increase in lines of 15,428, or 35.5%.

Direct billings to SP customers increased during the quarter ended March 31, 2003 from the same period in 2002 by $0.2 million, or 1.5%, to $10.3 million from $10.1 million during the quarter ended March 31, 2002. This change was due to the increase in lines in service to this market from 214,145 lines at March 31, 2002 to 278,405 lines in service at March 31, 2003, an increase in lines of 64,260, or 30.0%.

The $0.5 million, or 22.2%, decrease in dedicated transport revenues to $1.8 million during the quarter ended March 31, 2003 from $2.3 million during the quarter ended March 31, 2002 primarily relates to decreases in the number of SP customers who collocate their equipment at our facilities.

Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased during the quarter ended March 31, 2003 from the same period in 2002 by $0.2 million or 4.2% to $3.2 million from $3.4 million during the quarter ended March 31, 2002. The decrease in revenues was the result of two factors. First, total minutes of local and long distance billed decreased from 75,061 in the quarter ended March 31, 2002 to 71,293 in the quarter ended March 31, 2003 as the Company made business decisions to exit certain lines of business such as residential, certain 800 numbers and the suspension of service in states outside the Company's network footprint. Secondly, the average rate per minute charged to customers declined in part to a change in the mix between local and long distance calls made by customers during these periods. During the quarter ended March 31, 2003, approximately 46.1% of minutes billed to customers were charges for local minutes compared to approximately 44.2% in the same period ended 2002.

The significant costs and expenses of the Company for the quarters ended March 31, are as follows:

Costs and expenses (in millions):                       2003          2002        % Change
                                                    ------------  ------------  ------------
                                                    (unaudited)   (unaudited)

Cost of sales..................................... $ 10,698,000  $ 13,760,000         (22.3)%
Selling, general and administrative...............   14,922,000    14,333,000           4.1
Depreciation and amortization.....................   14,148,000     9,960,000          42.0
                                                    ------------  ------------
Total costs and expenses.......................... $ 39,768,000  $ 38,053,000           4.5%
                                                    ============  ============

Our consolidated cost of sales for the quarter ended March 31, 2003 decreased $3.1 million, or 22.3%, to $10.7 million from $13.8 million for the corresponding period in 2002. Although we continue to experience an increase in network operations associated with a higher level of telecommunications activity our operating costs are declining from prior periods as a result of discontinuing certain low-margin products and services, specifically products and services related to COAM equipment and DSL, and improving capital utilization. Although we continue to look for ways to continue to reduce our operating costs, we cannot guarantee that our operating costs will continue to decline in the future.

Our consolidated selling, general and administrative expenses for the quarter ended March 31, 2003 increased $0.6 million, or 4.1%, to $14.9 million from $14.3 million for the corresponding period in 2002. The increase is primarily the result of increases in personnel expenses and maintenance expenses, partially offset by lower expenses related to provisions for doubtful accounts. Selling, general and administrative expenses were 48.9% and 33.3% of revenues for the quarters ended March 31, 2003 and 2002, respectively. The increase in selling, general and administrative expenses as a percentage of revenues is due to the decrease in gross revenues from the quarter ended March 31, 2002 to the quarter ended March 31, 2003.

Our consolidated depreciation and amortization expense for the quarter ended March 31, 2003 increased $4.2 million to $14.2 million, from $10.0 million for the same period in 2002. Depreciation and amortization as a percentage of revenues increased to 46.4% for the quarter ended March 31, 2003 from 23.1% from the same period ended 2002. The increase in depreciation and amortization expense is primarily related to the fact that during the quarter ended March 31, 2003, the Company reduced the useful life for phone equipment provided to customers and computer hardware from 5 years to 3 years. In addition, the Company extended the useful life of certain leasehold improvements from 10 years to up to 20 years. For phone equipment provided to customers and computer hardware that had already been depreciated three years or longer as of January 2003, the change in the estimated useful lives resulted in those assets being written off in the quarter ended March 31, 2003. Total equipment written off in the quarter was approximately $2.5 million. For phone equipment provided to customers and computer hardware that had not been depreciated three years or longer as of January 2003, the change in the estimated useful lives resulted in an increase in monthly depreciation expense. The change in depreciation expense is prospective only as the increase in depreciation expense only applies to current and future periods. The increase in depreciation expense related to the useful life change was approximately $1.6 million for the quarter ended March 31, 2003, but will decrease over time as assets become fully depreciated. The change in the useful life of the leasehold improvements resulted in a decrease in amortization expense on a prospective basis of less than $0.1 million for the quarter.

Our consolidated interest expense, net for the quarter ended March 31, 2003 decreased $1.7 million, or 38.3%, to $2.9 million from $4.7 million for the same period ended 2002. Interest expense is net of capitalized interest. Interest expense over these two periods is primarily related to our Senior Notes issued on January 29, 1999, including amortization of related deferred financing costs associated with the offering over a period of ten years. As a result of repurchasing some of our Senior Notes during 2002, interest expense declined between quarters. During both of the quarters ended March 31, 2003 and 2002, the Company capitalized interest of $0.1 million.

The Company's effective income tax rates for the quarters ended March 31, 2003 and 2002 reflect the applicable Federal and state statutory income tax rates. For the quarters ended March 31, 2003 and 2002, the Company's effective income tax rate was 15.7% and 40.0%, respectively.

Liquidity and Capital Resources:

Net cash used in operating activities was $1.7 million for the quarter ended March 31, 2003 as compared to net cash provided by operating activities of $0.5 million for the same period ended in 2002. One of the primary differences between the periods was attributable to settlements received from ILECs for amounts previously owed, but withheld, during 2002 that totaled $4.8 million. Excluding this transaction the net cash used in operating activities decreased $2.7 million for the quarter ended March 31, 2003 over 2002. The significant activities which comprised this change were: an increase in our depreciation and amortization expenses of $4.2 million due primarily to the Company's decision to reduce the useful life for phone equipment provided to customers and computer hardware from 5 years to 3 years, a reduction of $3.1 million in net accounts receivable, an increase of $2.4 million in accounts payable and an increase of $2.2 million in accrued interest payable. Included in accrued liabilities is $2.8 million that was paid to us by a customer for services provided during the quarter ended March 31, 2003. The amount has not been recognized as revenue as the customer has disputed the amount billed to them. The operating cash provided was partially offset by a $5.0 million reduction in deferred income tax benefits, a $1.4 million increase in prepaid expenses and reduced operating profits resulting primarily from lower revenues for the quarter ended March 31, 2003 compared to March 31, 2002.

Net cash provided by investing activities was $23.4 million for the quarter ended March 31, 2003 compared to a net use of cash by investing activities of $12.7 million for the quarter ended March 31, 2002. During the quarter ended March 31, 2003 the Company redeemed $25.2 million of short-term investments as compared to $5.2 million of purchases of short-term investments during the quarter ended March 31, 2002. The short-term investments were redeemed and moved to cash and cash-related accounts during the quarter ended March 31, 2003. Purchases of property and equipment decreased to $1.8 million during the quarter ended March 31, 2003 as compared to $7.5 million during the same period in 2002 as the Company was able to re-deploy equipment rather than purchase new equipment.

Net cash used in financing activities was $1.9 million for the quarter ended March 31, 2003 compared to $10.5 million for the same period ended 2002. During the quarter ended March 31, 2002 the Company paid $8.3 million to repurchase some of its outstanding Senior Notes.

The telecommunications service business is capital intensive. Our operations have required substantial capital investment for the design, acquisition, construction and implementation of our network. Capital expenditures, including amounts financed under capital leases, were $1.8 million and $7.5 million for the quarters ended March 31, 2003 and 2002, respectively. Approximately $1.6 million of capital expenditures are included in construction projects in progress as of March 31, 2003 and therefore are not being depreciated until they are placed in service later in 2003. In response to the weakening economy and the significant negative industry trends including bankruptcies and depressed valuations of public telecommunication companies, we have undertaken various initiatives intended to not only maximize our performance, but to take advantage of emerging opportunities. Our business plan, as currently contemplated, anticipates capital expenditures, excluding acquisitions, of approximately $15.4 million in 2003. However, the actual cost of capital expenditures during 2003 will depend on a variety of factors. Accordingly, our actual capital requirements may exceed, or fall below, the amounts described above.

We continue to review all of our debt obligations and are considering various alternatives to continue to reduce such obligations, including, among other things, the repurchase of additional Senior Notes in the open market and in privately negotiated transactions. In addition, we are currently considering various alternatives to replace our senior credit facility which expired in 2002. However, there can be no assurance we will be successful in obtaining additional capital sources at rates and terms acceptable to the Company. Our principal sources of funds for 2003 are anticipated to be current cash and short-term investment balances and cash flows from operating activities. We believe that these funds will provide us with sufficient liquidity and capital resources for us to fund our business plan for the next 12 months. No assurance can be given, however, that this will be the case. As currently contemplated, we expect to fund, among other things, our semi-annual interest payments of approximately $6.4 million each, anticipated capital expenditures of approximately $15.4 million, capital lease payments (including interest) of approximately $8.1 million and repayment of our Fiber IRU obligation of $4.2 million. The foregoing statements do not take into account additional acquisitions which, if made, are expected to be funded through a combination of cash and equity or the repurchase of any of our remaining outstanding senior notes. Depending upon our rate of growth and profitability, among other things, we may require additional equity or debt financing to meet our working capital requirements or capital needs. There can be no assurance that additional financing will be available when required, or, if available, will be on terms satisfactory to us. Key factors with could affect our liquidity include: future demand of our services; financial stability of our customers; outcomes of regulatory proceedings involving reciprocal compensation; capital expenditures; and our debt payments.

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

The Company purchases its switching equipment and products from several suppliers. During the normal course of business, the Company may enter into agreements with certain of its suppliers, which allow these suppliers to have equipment or inventory available for purchase based upon criteria as defined by the Company. As of March 31, 2003, the Company did not have any material future purchase commitments to purchase equipment or inventory from any of its vendors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At March 31, 2003, we had an outstanding $95.1 million principal amount of fixed rate notes due 2009, and consequently we currently have no risk exposure associated with increasing interest rates on our debt. Additionally, we are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. Substantially all of our investments in cash equivalents and short-term investments are in money market funds that hold short-term investment grade commercial paper, treasury bills or other U.S. government obligations. Currently this reduces our exposure to long-term interest rate changes. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $51.9 million of cash and cash equivalents and short-term investments at March 31, 2003 by approximately $0.5 million.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 10 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Operations-Revenues" for a description of certain legal proceedings involving the Company.

ITEM 6. Exhibits and Reports on Form 8-K

  Exhibits

99.1 Certification of Periodic Report by Wallace W. Griffin pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Periodic Report by H. Ravi Brar pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On March 30, 2003, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on March 30, 2003, containing our 2003 first quarter earnings results.

Note: ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2003.

PAC-WEST TELECOMM, INC.

/s/ Wallace W. Griffin

_____________________________

Wallace W. Griffin

Chairman and Chief Executive Officer

/s/ H. Ravi Brar

______________________________

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

      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls: and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ Wallace W. Griffin

________________________________

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

        evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls: and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ H. Ravi Brar

________________________________

H. Ravi Brar

Chief Financial Officer