Form 10-Q
period 2003-06-30
PAC-WEST TELECOMM INC
filed 2003-08-14
CIK 1071598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

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

As of June 30, 2003, the Company had an aggregate of 36,450,054 shares of common stock issued and outstanding.

Pac-West Telecomm, Inc.
Report on Form 10-Q for the Quarterly Period Ended June 30, 2003
Table Of Contents

PAC-WEST TELECOMM, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

                                                             June 30,      December 31,
                                                               2003           2002
                                                           -------------  -------------

                           ASSETS
Current Assets:
   Cash and cash equivalents............................. $  54,017,000  $  28,050,000
   Short-term investments................................            --     29,209,000
   Trade accounts receivable, net of allowances of
      $1,361,000 and $1,660,000, respectively ...........    20,143,000     12,624,000
   Prepaid expenses and other current assets.............     3,820,000      4,304,000
   Deferred tax assets...................................     4,569,000      4,569,000
                                                           -------------  -------------
       Total current assets..............................    82,549,000     78,756,000
Property and equipment, net..............................   139,414,000    160,768,000
Other assets, net........................................     3,589,000      3,492,000
                                                           -------------  -------------
       Total assets...................................... $ 225,552,000  $ 243,016,000
                                                           =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable...................................... $   5,559,000  $  10,058,000
   Current obligations under capital leases..............     6,170,000      7,881,000
   Fiber IRU liability...................................            --      4,200,000
   Accrued interest on Senior Notes......................     5,345,000      5,522,000
   Other accrued liabilities ............................    16,660,000     19,649,000
   Deferred revenues.....................................       719,000        755,000
                                                           -------------  -------------
       Total current liabilities.........................    34,453,000     48,065,000
                                                           -------------  -------------
Senior Notes.............................................    95,102,000     95,102,000
Notes payable............................................        65,000         30,000
Capital leases, less current portion.....................            --      2,311,000
Deferred revenues, less current portion..................       490,000        527,000
Deferred income taxes....................................     9,383,000      9,745,000
                                                           -------------  -------------
       Total liabilities.................................   139,493,000    155,780,000
                                                           -------------  -------------
Commitments and Contingencies (Note 11)
Stockholders' Equity:
   Common stock, $.001 par value; 100,000,000 shares
       authorized 36,450,054 and 36,444,094 shares issued
       and outstanding, respectively.....................        36,000         36,000
   Additional paid-in capital............................   183,602,000    183,668,000
   Note receivable from stockholder......................      (200,000)      (200,000)
   Accumulated deficit...................................   (97,179,000)   (96,026,000)
   Accumulated other comprehensive loss..................      (200,000)      (156,000)
   Deferred stock compensation...........................            --        (86,000)
                                                           -------------  -------------
       Total stockholders' equity........................    86,059,000     87,236,000
                                                           -------------  -------------
       Total liabilities and stockholders' equity........ $ 225,552,000  $ 243,016,000
                                                           =============  =============

See accompanying notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss)
(Unaudited)

                                                     Three-Month Periods Ended     Six-Month Periods Ended
                                                            June 30,                    June 30,
                                                    --------------------------  --------------------------
                                                        2003          2002          2003          2002
                                                    ------------  ------------  ------------  ------------
Revenues.......................................... $ 45,723,000  $ 38,499,000  $ 76,238,000  $ 81,591,000

Costs and Expenses:
    Cost of sales.................................    7,005,000    14,007,000    17,703,000    27,767,000
    Selling, general and administrative...........   13,968,000    16,164,000    28,890,000    30,497,000
    Depreciation and amortization.................   10,467,000    10,182,000    24,615,000    20,142,000
    Restructuring charge..........................      125,000     9,304,000       125,000     9,304,000
    Impairment of assets..........................           --     7,153,000            --     7,153,000
                                                    ------------  ------------  ------------  ------------
      Total operating expenses....................   31,565,000    56,810,000    71,333,000    94,863,000
                                                    ------------  ------------  ------------  ------------
        Income (loss) from operations.............   14,158,000   (18,311,000)    4,905,000   (13,272,000)
                                                    ------------  ------------  ------------  ------------
Other (Income) Expense:
    Interest expense, net.........................    3,402,000     4,001,000     6,392,000     8,675,000
    Gain on repurchase of bonds...................           --            --            --   (11,942,000)
    Other expense.................................        8,000         1,000        17,000         1,000
                                                    ------------  ------------  ------------  ------------
      Total other (income) expense, net...........    3,410,000     4,002,000     6,409,000    (3,266,000)
                                                    ------------  ------------  ------------  ------------
      Income (loss) before provision
      (benefit) from income taxes ................   10,748,000   (22,313,000)   (1,504,000)  (10,006,000)
Income tax expense (benefit)......................    1,577,000    (8,925,000)     (351,000)   (4,002,000)
                                                    ------------  ------------  ------------  ------------
      Net income (loss) .......................... $  9,171,000  $(13,388,000) $ (1,153,000) $ (6,004,000)
                                                    ============  ============  ============  ============

Basic and diluted income (loss) per share......... $       0.25  $      (0.37) $      (0.03) $      (0.17)

Basic weighted average shares outstanding.........   36,450,774    36,279,184    36,450,054    36,208,866

Diluted weighted average shares
    outstanding...................................   36,772,991    36,279,184    36,450,054    36,208,866

Comprehensive gain (loss):
    Net income (loss)............................. $  9,171,000  $(13,388,000) $ (1,153,000) $ (6,004,000)
      Other comprehensive gain (loss).............       48,000       130,000       (44,000)      (11,000)
                                                    ------------  ------------  ------------  ------------
      Comprehensive income (loss)................. $  9,219,000  $(13,258,000) $ (1,197,000) $ (6,015,000)
                                                    ============  ============  ============  ============

See accompanying notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                 Six Month Period Ended
                                                                        June 30,
                                                                ----------------------------
                                                                   2003           2002
                                                                -------------  -------------
Operating activities:
    Net loss.................................................. $  (1,153,000) $  (6,004,000)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization.........................    24,615,000     20,142,000
        Amortization of deferred financing costs..............       210,000        432,000
        Amortization of deferred stock compensation...........            --         52,000
        Impairment of assets..................................            --      7,153,000
        Non-cash restructuring charges........................            --      3,216,000
        Gain on repurchase of bonds...........................            --    (11,942,000)
        Allowance for doubtful accounts receivable............            --      1,511,000
        Provision for inventory obsolescence..................            --      1,148,000
        Deferred income taxes ................................      (432,000)     3,094,000
        Loss on disposal of property and equipment............        17,000          1,000
        Changes in operating assets and liabilities:
            Accounts receivable...............................    (7,519,000)     1,233,000
            Inventories.......................................            --        350,000
            Prepaid expenses and other current assets.........       484,000        354,000
            Other assets......................................       (60,000)        59,000
            Accounts payable and other accrued liabilities....    (7,498,000)     6,739,000
            Accrued interest .................................      (177,000)      (894,000)
                                                                -------------  -------------
        Net cash provided by operating activities.............     8,487,000     26,644,000
                                                                -------------  -------------
Investing activities:
    Purchase of property and equipment........................    (3,195,000)   (13,949,000)
    Proceeds from disposal of property and equipment..........        25,000         80,000
    (Purchases) redemptions of short-term investments, net....    29,165,000     (9,379,000)
                                                                -------------  -------------
        Net cash provided by (used in) investing activities...    25,995,000    (23,248,000)
                                                                -------------  -------------
Financing activities:
    Proceeds (payments) from borrowings under Senior Credit Fa            --    (10,000,000)
    Principal payments on Fiber IRU...........................    (4,200,000)    (8,620,000)
    Net proceeds from borrowings under notes payable..........        42,000             --
    Proceeds from stock option exercises......................        20,000        116,000
    Principal payments on capital leases......................    (4,022,000)    (3,948,000)
    Payments for deferred financing costs.....................      (355,000)      (100,000)
    Repurchase of Senior Notes payable........................            --     (8,288,000)
                                                                -------------  -------------
        Net cash used in financing activities.................    (4,315,000)   (12,220,000)
                                                                -------------  -------------
        Net increase (decrease) in cash and cash equivalents..    30,167,000    (27,444,000)
Cash and cash equivalents:
    Beginning of period.......................................    28,050,000     64,029,000
                                                                -------------  -------------
    End of period............................................. $  58,217,000  $  36,585,000
                                                                =============  =============
Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest.................................... $   6,772,000  $  10,248,000

See accompanying notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2003

The terms "the Company," "Pac-West," "we," "our," "us," and similar terms used in this Form 10-Q, refer to Pac-West Telecomm, Inc.

  Organization and Basis of Presentation

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

  These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission. (SEC) Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods indicated, have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K.

  These unaudited condensed consolidated financial statements include the results of operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentations.

  Description and Summary of Significant Accounting Policies

  Revenue Recognition

  In accordance with Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements," the Company recognizes revenue when (i) persuasive evidence of an arrangement, delivery of the product or performance of the service has occurred, (ii) the selling price is fixed or determinable and collectibility is reasonably assured. Revenues from service access agreements are recognized as the service (iii) is provided, except for reciprocal compensation generated by calls placed to ISPs connected through the Company's network. The right of competitive local exchange carriers (CLECs), such as the Company, to receive this type of compensation is the subject of numerous regulatory and legal challenges from incumbent local exchange carriers (ILECs) (see Note 11). During the three-month period ended March 31, 2003, the Company received cash payments from a carrier that was disputing the charges and the Company accordingly recorded an accrued liability for the amounts received rather than record the revenue. During the three-month period ended June 30, 2003, agreement was reached on the treatment of the amounts being disputed, and the Company recognized the reciprocal compensation revenue that had been disputed. For instances when the reciprocal compensation payments are not in dispute, the Company will continue to recognize reciprocal compensation as revenue when received in cash or when collectability is reasonably assured. Non-refundable up-front payments received for installation services and related costs up to the amount of revenues are recognized as revenue and expense ratably over the term of the service contracts, which is generally 24 to 36 months. Any costs in excess of recognized revenues are expensed in the current period. As of June 30, 2003 and 2002, $1,209,000 and $2,502,000, respectively, of installation payments received and $824,000 and $960,000, respectively, of associated costs were deferred and are included in deferred revenues and other assets, respectively, in the accompanying unaudited condensed consolidated balance sheets.

  Stock Based Compensation:

  In December 2002, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition for companies that voluntarily change to a fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123. The Company adopted the disclosure provisions of SFAS 148, as of December 31, 2002.

  The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees" (APB 25) for its stock based compensation plans. The Company has adopted the disclosure only provisions of SFAS 123, "Accounting for Stock-Based Compensation", to disclose pro forma information regarding options granted to its employees based on specified valuation techniques that produce estimated compensation charges. Amounts related to APB 25 have not been reflected in the Company's unaudited condensed consolidated statements of operations because no compensation arises when the price of the employees' stock options equals the market value of the underlying stock at the date of grant, as is the case for options granted under our plans.

  The Company uses the Black-Scholes option pricing model to derive the estimated fair value of employee stock option grants. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants: an expected dividend yield on the underlying common stock of 0 percent for each of the periods in 2002 and 2003; an expected volatility in the market price of the underlying common stock of 100% and 105% for each of the periods in 2002 and 2003, respectively; a weighted average risk-free interest rate ranging of 3.39% and 2.42% for the periods in 2002 and 2003, respectively; and an expected life of four years for the periods in 2002 and 2003.

  Basic and diluted unaudited net income (loss) per share for the three and six-month periods ended June 30, 2003 and 2002 has been determined as follows:

                                                     Three-Month Periods Ended     Six-Month Periods Ended
                                                            June 30,                    June 30,
                                                    --------------------------  --------------------------
                                                        2003          2002          2003          2002
                                                    ------------  ------------  ------------  ------------

Net income (loss) available to common shareholders:

 As reported...................................... $  9,171,000  $(13,388,000) $ (1,153,000) $ (6,004,000)
 Total stock based employee compensation expense
  net of tax......................................     (297,246)     (406,778)     (869,110)     (900,353)
                                                    ------------  ------------  ------------  ------------
 Pro forma........................................ $  8,873,754  $(13,794,778) $ (2,022,110) $ (6,904,353)
                                                    ------------  ------------  ------------  ------------
Basic earnings (loss) per common share
 As reported...................................... $       0.25  $      (0.37) $      (0.03) $      (0.17)
 Pro forma........................................ $       0.24  $      (0.38) $      (0.06) $      (0.19)

Diluted earnings (loss) per common share
 As reported...................................... $       0.25  $      (0.37) $      (0.03) $      (0.17)
 Pro forma........................................ $       0.24  $      (0.38) $      (0.06) $      (0.19)

                                                    ============  ============  ============  ============

  Concentration of Customers and Suppliers

  For the three-month period ended June 30, 2003, revenues from three customers represented 29.6%, 21.4% and 11.7% of total revenues. For the same period in 2002, revenues from two customers represented 26.3% and 12.7% of total revenues. For the six-month period ended June 30, 2003, revenues from three customers represented 25.0%, 17.1% and 13.4% of total revenues. For the same period in 2002, revenues from two customers represented 28.0% and 18.4% of total revenues. During each of the comparison periods no other customer accounted for more than 10.0% of total revenues. For the six-month periods ended June 30, 2003 and 2002, no customer had a balance that exceeded 10.0% of accounts receivable.

  For the three-month period ended June 30, 2003, operating expenses associated with three suppliers represented 30.6%, 21.2% and 12.5% of total cost of sales. For the same period in 2002, operating expenses associated with two suppliers represented 31.7% and 11.6% of total cost of sales. For the six-month period ended June 30, 2003, operating expenses associated with three suppliers represented 38.6%, 16.1% and 10.8% of total cost of sales. For the same period in 2002, operating expenses associated with three suppliers represented 30.2%, 12.4% and 11.7% of total cost of sales. During each of the comparison periods no other supplier accounted for more than 10.0% of total cost of sales.

  Restructuring Charges

  A summary of the restructuring expenses and the associated remaining liability pertaining to the Company's 2001 and 2002 restructuring plans, which is included in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2003, consist of the following:

                                             Remaining                                             Balance of
                                          Restructuring  Additional    Non-Cash       Cash      Restructuring
                                           Liability    Restructuring   Charges     Payments      Liability
                                             as of        Expense     Applied to   Charged to       as of
                                          Dec. 31, 2002   Incurred     Liability    Liability   June 30, 2003
                                          ------------  ------------  -----------  -----------  -------------
Rent expense for vacated premises....... $  3,476,000  $    206,000  $        --  $  (353,000) $   3,329,000
Circuit obligations.....................    2,800,000            --           --     (612,000)     2,188,000
Other charges...........................       87,000       (81,000)          --                       6,000
                                          ------------  ------------  -----------  -----------  -------------
                                         $  6,363,000  $    125,000  $        --  $  (965,000) $   5,523,000
                                          ============  ============  ===========  ===========  =============

  During the three-month period ended June 30, 2003, the Company recorded additional restructuring charges of $206,000 relating to office space in San Diego, California. Due to the specialized nature of these facilities and current economic conditions we no longer anticipate finding a tenant for the available space. The amount of the reserve recorded is equal to the monthly lease payment on the unoccupied space multiplied by the remaining months on the lease. In addition, during the three-month period ended June 30, 2003, the Company reversed $81,000 of previously recorded restructuring charges relating to professional fees that were anticipated but never charged to the Company. The final cash payment to be recorded against the above restructuring reserve is expected to occur in March of 2010.

  Long Lived Assets

  In 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates its long-lived assets for events or changes in circumstances that may indicate that the carrying amount of such assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the potential future income expected to be generated by the asset. If an asset is considered to be impaired, it is written down to its estimated fair market value. This is assessed based on factors specific to the type of asset. In assessing the recoverability of these assets, the Company must make assumptions regarding, among other things, estimated future cash flows to determine the fair value of the respective assets. During the second quarter of 2002, in accordance with SFAS No. 144, the Company recorded an impairment charge of $7.2 million, which represented the difference between the net book value of the identified fixed assets and the estimated discounted future cash flows the Company expected to be generated from the use of these assets over the average remaining useful lives. The Company's cash flow projections for each of the Company's geographic locations were developed using each locations historical growth rate. Certain locations outside of the Company's primary business locations had negative cash flows over the estimated useful lives of the assets under evaluation. The Company assigned a fair value of zero for those assets that could not be redeployed to business locations with positive cash flows. While the Company did not record an impairment charge during the three or six- month periods ended June 30, 2003, if these estimates and the related assumptions change in the future, the Company may be required to record impairment charges in future periods.

  Gain on Repurchase of Bonds

  During the six-month period ended June 30, 2002, the Company purchased from holders of its Senior Notes an aggregate of approximately $21.0 million principal amount of Senior Notes at a substantial discount to face value. The differences between the amounts paid to the holders of the Senior Notes and the face values of the amounts purchased and costs paid to outside parties to complete the transaction, were recorded as gains on repurchase of bonds of approximately $11.9 million for the six-month period ended June 30, 2002.

  Income Taxes

  The Company's effective income tax rates for the three and six-month periods ended June 30, 2003 and 2002 reflect the applicable federal and state statutory income tax rates. For the three-month periods ended June 30, 2003 and 2002, the Company's effective income tax rate was 14.7% and 40.0%, respectively. For the six-month periods ended June 30, 2003 and 2002, the Company's effective income tax rate was 23.4% and 40.0%, respectively.

  Comprehensive Income (Loss)

  For the three-month periods ended June 30, 2003 and 2002, there was $48,000 and $130,000, respectively, of other comprehensive income pertaining to the net unrealized investment gains on available-for-sale marketable securities. For the six-month periods ended June 30, 2003 and 2002, there was $(44,000) and $(11,000), respectively, of other comprehensive loss pertaining to the net unrealized investment losses on available-for-sale marketable securities.

  Property and Equipment

  Property and equipment is stated at cost and includes network and other communication equipment, equipment under capital leases, office furniture, business software and computer equipment, vehicles, leasehold improvements, and projects in progress. Expenditures for repairs and maintenance, which do not extend the useful life of the property and equipment, are charged to expense as incurred. Depreciation of the asset does not commence until the asset is placed into service. Upon retirement, the asset cost and related accumulated depreciation are written off. Gains and losses associated with dispositions or impairment of property and equipment are reflected in other (income) expense in the accompanying unaudited condensed consolidated statements of operations. Depreciation and amortization is computed using the straight-line method. Estimated useful lives range from 3 to 20 years.

  During the three-month period ended March 31, 2003, the Company reduced the useful life for phone equipment provided to customers and computer hardware from 5 years to 3 years. In addition, the Company extended the useful life of certain leasehold improvements from 10 years to up to 20 years. For phone equipment provided to customers and computer hardware that had already been depreciated three years or longer as of January 2003, the change in the estimated useful lives resulted in those assets being fully depreciated in the three-month period ended March 31, 2003. Total equipment fully depreciated in the period was approximately $2.5 million. For phone equipment provided to customers and computer hardware that had not been depreciated three years or longer as of January 2003, the change in the estimated useful lives resulted in an increase in monthly depreciation expense. The change in depreciation expense is prospective only as the increase in depreciation expense only applies to current and future periods. The increase in depreciation expense related to the useful life change was approximately $1.6 million for the three-month period ended March 31, 2003, but will decrease over time as assets become fully depreciated. The change in the useful life of the leasehold improvements resulted in a decrease in amortization expense on a prospective basis of less than $0.1 million for the period.

  For the three and six-month periods ended June 30, 2003, the Company included the value of undeployed telephone systems and equipment previously shown as inventory as a component of property and equipment. The Company has reclassified the prior year's balance to conform to the current year presentation. The effect of this reclassification was an increase in property and equipment of $1.2 million and a corresponding decrease in inventory for the period ended December 31, 2002, as reflected in the accompanying unaudited condensed consolidated balance sheets.

  Long-Term Debt and Capital Lease Obligations:

  On January 29, 1999, the Company issued $150 million of Senior Notes at par. The Senior Notes bear interest at 13.5 percent per annum payable in semiannual installments, with all principal due in full on February 1, 2009. During the first, third and fourth quarters of 2002, the Company paid approximately $20.7 million to repurchase approximately $54.9 million principal amount of Senior Notes resulting in a gain of $33.8 million, net of the write- off of related capitalized debt issuance costs and costs paid to outside parties to complete the transaction. As of June 30, 2003, the principal amount due on the Senior Notes was $95.1 million.

  In 2001 and 2000, the Company leased $23.3 million of networking products manufactured by Cisco Systems, Inc. Equipment financed under this lease facility is being leased for a term of 36 months at which time the Company may purchase the equipment at its fair market value. These networking products have been accounted for as a capital lease. During each of the applicable three-month periods in 2003 and 2002, the Company made principal payments and recorded depreciation expense of approximately $2.0 million in each of the three-month periods, or approximately $4.0 million for the six-month periods ended June 30, 2003 and 2002, related to this leased equipment. As of June 30, 2003, the Company has future obligations, excluding interest, of $6.2 million that will be paid over the remaining terms of the leased equipment.

  Commitments and Contingencies:

  Purchase Commitments

  The Company purchases its switching equipment and products from several suppliers. During the normal course of business, the Company may enter into agreements with certain of its suppliers, which allow these suppliers to have equipment or inventory available for purchase based upon criteria as defined by the Company. As of June 30, 2003, the Company did not have any material future purchase commitments to purchase equipment or inventory from any of its vendors.

  On June 30, 2000, the Company entered into an Indefeasible Right of Use (IRU) agreement with Qwest Communications (Qwest) to acquire rights of use of dedicated fiber optics circuits of OC-48 capacity connecting major metropolitan areas in California. The IRU agreement is for a term of 20 years and includes bargain purchase options at the end of the term. The total cost of the IRU was approximately $23.0 million of which $5.8 million was paid on July 28, 2000. During the second quarter of 2002, the Company amended the IRU Agreement with Qwest and entered into a short-term note payable, which extended the payment terms beyond the date the IRU became operational. In accordance with the new agreement, the Company paid Qwest $8.6 million on May 15, 2002 and $4.4 million on December 15, 2002, with the remaining balance of $4.2 million paid on May 15, 2003.

  Reciprocal Compensation and Legal Proceedings

  The Company has established interconnection agreements (ICAs) with certain ILECs. The Telecommunications Act of 1996 requires ILECs to enter into ICAs with CLECs, such as the Company, and other competitors and requires state Public Utilities Commissions (PUCs) to arbitrate such agreements if the parties cannot reach agreement. The ICAs govern, among other items, intercarrier compensation agreements for the exchange of local and local toll calls between the parties.

  On March 29, 2002, SBC California (SBC) filed a Petition for Arbitration with the California Public Utilities Commission (CPUC) with respect to its ICA with the Company, which would replace the similar agreement which expired in June of 2001, but which has continued in effect until replaced. On May 8, 2003, the CPUC announced its decision to adopt a modified alternate proposal of the ICA submitted by SBC. The new three-year agreement establishes the rules under which the Company and SBC can interconnect their networks to allow for the exchange of traffic, and the recovery of costs associated with exchanging such traffic. The ICA also recognizes that SBC, if authorized to do so, may implement the Federal Communications Commission (FCC) Intercarrier Internet Service Provider (ISP) order. SBC has notified the Company of its election to implement this plan beginning August 1, 2003. The FCC ISP plan creates separate intercarrier compensation arrangements, including rates, terms and conditions, for "presumed ISP-bound" traffic. Under the ICA the Company reserved its rights to argue whether SBC is legally entitled to implement the FCC ISP plan. The terms of the agreement may incent the Company to modify its existing network. However, in recognition of the complexity of this determination and the time required to enact such a modification, the CPUC has granted the Company until February of 2004 to modify its network. If the Company elects to make such modifications to its network there may be additional costs incurred associated with such modifications on both an an-going and one- time basis. The agreement also authorizes the Company to charge tandem switching and transport where appropriate.

  On June 12, 2002, Verizon California (Verizon) filed a Petition for Arbitration with the CPUC with respect to its ICA with the Company, that would replace the similar agreement which expired in April of 2002, but which has continued in effect until replaced pursuant to an order of the CPUC. On June 2, 2003, the Company filed with the CPUC a new ICA with Verizon. The new three-year agreement establishes the rules under which the Company and Verizon can interconnect their networks to allow for the exchange of traffic, and the recovery of costs associated with exchanging such traffic. The terms of the agreement may incent the Company to modify its existing network. However, in recognition of the complexity of this determination and the time required to enact such a modification, the CPUC has granted the Company until January of 2004 to modify its network. If the Company elects to make such modifications to its network there may be additional costs incurred associated with such modifications on both an an-going and one-time basis. The agreement also authorizes the Company to charge tandem switching and transport where appropriate.

  The Company is a party to several consolidated appeals before the Ninth Circuit United States Court of Appeals which involve decisions of the CPUC holding that local telephone calls placed to ISPs are local calls entitled to reciprocal compensation, and that Pac-West's ICAs with SBC and Verizon may provide for the payment of reciprocal compensation for calls destined for ISP customers of Pac-West. The lower courts have upheld the decisions of the CPUC. These appeals have been consolidated with appeals concerning reciprocal compensation arising from district court decisions in Oregon and Washington state in cases in which the Company is not a party.

  The Company cannot predict the outcome of future CPUC proceedings, future appeals or additional pending cases involving related issues, or of the applicability of such proceedings to our ICA with these two or other ILECs. As a result, no assurance can be given that we will continue to collect reciprocal compensation in the future, or that additional charges may not be imposed upon the Company under such agreements in the future. ISPs currently form a significant part of our customer base in California and adverse decisions in these or related FCC proceedings could limit our ability to serve this group of customers profitably and have a material adverse effect on us.

  The Company expects that reciprocal compensation will continue to represent a significant portion of our revenues in the future. While the Company believes that the newly established ICAs provide a measure of regulatory certainty for the next three years, the policies of the CPUC and other regulatory bodies are subject to change with respect to issues, which affect the economic structure of interconnection agreements in other ways, and these issues can differ from time to time.

  Other Legal Proceedings

  On December 6, 2001, a complaint captioned Krim vs Pac-West Telecomm, Inc., et. al., Civil Action No. 01-CV-11217, was filed in United States District Court for the Southern District of New York against the Company, certain executive officers, and various underwriters in connection with our initial public offering. An amended complaint was filed on April 19, 2002. The plaintiffs allege that the Company and its officers failed to disclose alleged allocations of shares of the Company's common stock in exchange for excessive brokerage commissions or agreements to purchase shares at higher prices in the aftermarket, in violation of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The complaint against the Company seeks unspecified damages on behalf of a purported class of purchasers of its common stock. In October 2002, the executive officers of the Company were dismissed from the action without prejudice by agreement with the plaintiffs which also resulted in tolling of the statute of limitations. The court recently dismissed the Section 10(b) claim against the Company.

  On July 10, 2003, a committee of the Company's board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the plaintiff's complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company's insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of the Company's insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the litigation.

  From time to time, the Company is a party to litigation that arises in the ordinary course of business. The Company believes that the resolution of this litigation, and any other litigation the Company may be involved with in the ordinary course of business, will not materially harm its business, financial condition or results of operations.

  Other Recent Pronouncements:

  In November 2002, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 0021, "Revenue Arrangements with Multiple Deliverables." The Consensus mandates how goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for. EITF 00-21 is effective for transactions entered into in fiscal periods beginning after June 15, 2003. We do not believe the adoption of EITF 00-21 will have a significant impact on our financial position or results of operations.

  In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Financial Instruments and Hedging Activities," was issued and is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The changes to financial reporting required by SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No.149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying guarantee to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and (4) amends certain other existing pronouncements. The Company has adopted SFAS No. 149 as of June 30, 2003 as required and the adoption of this statement did not significantly impact its financial position, results of operations and cash flows.

  In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company has adopted SFAS No. 150 as of June 30, 2003 as required and the adoption of this statement did not significantly impact its financial position, results of operations and cash flows.

  Related Party Transactions:

  Bay Alarm Company (Bay Alarm)

  Bay Alarm (a significant stockholder of the Company) and its subsidiary, InReach Internet, LLC, are collectively a customer of the Company, comprising approximately 0.9% and 1.5%, or $390,000 and $589,000 of the Company's total revenues for the three-month periods ended June 30, 2003 and 2002, respectively and 1.0% and 1.5%, or $789,000 and $1,199,000 of the Company's total revenues for the six-month periods ended June 30, 2003 and 2002, respectively. As of June 30, 2003 and 2002 the Company had amounts due from Bay Alarm of $7,000 and $23,000, respectively. These amounts are included in trade accounts receivable, net, in the accompanying unaudited condensed consolidated balance sheets.

  Bay Alarm provides the Company with security monitoring services at its normal commercial rates. The Company has recorded approximately $12,000 and $21,000 of expenses for these services for the three-month periods ended June 30, 2003 and 2002, respectively. For the six-month periods ended June 30, 2003 and 2002, the Company recorded approximately $32,000 and $26,000, respectively for these services. The Company also leases a facility in Oakland from Bay Alarm. Rents paid under this lease were approximately $82,000 and $84,000 for the quarters ended June 30 2003 and 2002, respectively. For the six- month periods ended June 30, 2003 and 2002, rents paid were $162,000 and $128,000, respectively. All expenses paid to Bay Alarm are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

  Subsequent Events:

On July 1, 2003, the Company announced that Henry R. Carabelli, formerly the Company's President and Chief Operating Officer, had assumed the position of President and Chief Executive Officer. Mr. Carabelli succeeded Wallace W. Griffin, formerly the Company's Chairman and Chief Executive Officer. Mr. Griffin will continue to serve as Chairman of the board of directors.

In July 2003, the Company was notified by SBC California of SBC's intention to invoke the Federal Communication Commission's Intercarrier ISP Compensation Order, effective August 1, 2003. The FCC Order creates separate intercarrier compensation arrangements, including rates, terms and conditions, for "presumed ISP-bound" traffic. The terms and conditions for implementing the FCC Order are unclear at this time, but may result in lower reciprocal compensation rates used to compensate the Company than other pricing methodologies available to SBC.

In July 2003, Verizon California filed a lawsuit naming the California Public Utilities Commission (CPUC) and Pac-West as codefendants. Verizon's lawsuit seeks to overturn, in part, a May 2003 decision by the CPUC approving an arbitrated interconnection agreement between Verizon and Pac-West, which was entered into on June 2, 2003. Among other allegations, Verizon claims that the May 2003 decision improperly required Verizon to pay Pac-West over $20 million for the delivery of telephone calls to ISPs over the eighteen months prior to May 2003 than is permitted under federal law. Pac-West believes the issues raised in this suit are clearly defined in the 1996 Telecom Act, and have previously been tried and ruled in favor of competitive telecom providers. Pac- West strongly disagrees with the allegations set forth in the lawsuit, feels that they are without merit, and intends to vigorously defend its interests.

On August 11, 2003, the Company received notice from the Nasdaq Stock Market that it had evidenced compliance with all requirements necessary for continued listing on The Nasdaq SmallCap Market, as set forth in a decision rendered by a Nasdaq Listing Qualifications Panel on July 22, 2003. This decision specified that the Company was required to demonstrate a closing bid price of at least $1.00 per share and, immediately thereafter, to sustain compliance with that minimum threshold for at least ten consecutive trading days. The bid price for the Company's common shares has closed above $1.00 since July 25, 2003 through the date of this report. Consequently, the Nasdaq Listing Qualifications Panel has determined to continue listing of the Company's common shares on The Nasdaq SmallCap Market and to close its hearing file with respect to the matter.

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

Overview

Pac-West is a provider of integrated communications services in the western United States. Our customers include Internet service providers and enhanced communications service providers, collectively referred to as service providers (SPs), and small and medium-sized enterprise (SME) businesses, many of which are communications intensive users

We built our facilities-based network to capitalize on the significant growth in Internet usage and in the related demand for local telephone service by SPs, as well as the increasing demand of SME businesses for customized and integrated voice and data communications services. We believe the statewide footprint of our network, which encompasses all of the major metropolitan areas of California, provides us with a significant competitive advantage over ILECs and other CLECs, particularly with regard to SP customers. Our ubiquitous network within the State of California enables SPs to provide their business and residential customers with access to Internet, paging and other data and voice services from almost any point in the state through a local call. We believe the breadth of our product offerings and the structure of our network enable us to generate high network utilization, and strong gross profit margins. In addition, by providing levels of customer service that we believe is higher than that of our competitors we believe that we differentiate ourselves in the marketplace. We believe that this focus on superior customer service on a company-wide basis, which we have internally branded as "Five Star," will provide us with the ability to sustain high levels of customer loyalty and allow us to achieve benchmark industry levels of turnover in customers, which we refer to as "churn".

For the three-month periods ended June 30, 2003 and 2002, we had net revenues of approximately $45.7 million and $38.5 million, respectively. Included in net revenues for the three-month period ended June 30, 2003 were $10.0 million of amounts earned by the Company for services rendered in prior periods but withheld by certain ILECs. The amounts collected represented 21.9% of our total revenues for the three-month period ended June 30, 2003. Operating expenses for the three-month periods ended June 30, 2003 and 2002 were $31.6 million and $56.8 million, respectively. Operating expenses for the three-month period ended June 30, 2002 include $9.3 million of restructuring charges and $7.2 million of asset impairment charges. Operating expenses for the three-month period ended June 30, 2003 are net of $4.9 million of negotiated vendor credits recorded under the cost of sales and selling, general and administrative expense categories. Net income (loss) for the three- month periods ended June 30, 2003 and 2002 were $9.2 million and ($13.4) million, respectively.

For the six-month periods ended June 30, 2003 and 2002, we had net revenues of approximately $76.2 million and $81.6 million, respectively. Included in net revenues for the six-month period ended June 30, 2003 and 2002 were $10.0 million and $4.8 million, respectively, of amounts earned by the Company for services rendered in prior periods but withheld by certain ILECs. The amounts collected represented 13.1% and 5.9% of our total revenues for the six-month periods ended June 30, 2003 and 2002, respectively. Operating expenses for the six-month periods ended June 30, 2003 and 2002 were $71.3 million and $94.9 million, respectively. Operating expenses for the six- month period ended June 30, 2002 include $9.3 million of restructuring charges and $7.2 million of asset impairment charges. Operating expenses for the six- month period ended June 30, 2003 are net of $4.9 million of negotiated vendor credits. Net loss for the six-month periods ended June 30, 2003 and 2002 was ($1.2) million and ($6.0) million, respectively. Net loss for the six-month period ended June 30, 2002 included a gain on repurchase of bonds of $11.9 million.

EBITDA represents earnings before interest expense, net; income taxes; depreciation and amortization. EBITDA for the three-month periods ended June 30, 2003 and 2002 was $24.6 million and ($8.1) million, respectively. EBITDA for the six-month periods ended June 30, 2003 and 2002 were $29.5 million and $18.8 million, respectively. We believe EBITDA is a common measure used by analysts and investors as well as a means to evaluate our capacity to meet our service obligations. The Company uses EBITDA as an internal measurement tool and has also included EBITDA performance goals in its 2003 compensation plans. Accordingly, we are including EBITDA in our discussion of financial performance as we believe that its presentation provides useful and relevant information. The table below reconciles EBITDA to the Company's net cash provided by operating activities.

                                                     Three-Month Periods Ended     Six-Month Periods Ended
                                                            June 30,                    June 30,
                                                    --------------------------  --------------------------
                                                        2003          2002          2003          2002
                                                    ------------  ------------  ------------  ------------
                                                    (unaudited)   (unaudited)   (unaudited)   (unaudited)
EBITDA............................................ $ 24,617,000  $ (8,130,000) $ 29,503,000  $ 18,811,000
Less:
    Net gain on bond repurchase...................           --            --            --    11,942,000
    Non-cash restructuring charges................           --    (3,216,000)           --    (3,216,000)
    Impairment of assets..........................           --    (7,153,000)           --    (7,153,000)
    Change in operating assets and liabilities....   11,181,000   (19,872,000)   14,834,000    (8,990,000)
    Interest expense, net.........................    3,402,000     4,001,000     6,392,000     8,675,000
    Current income tax benefit ...................           --    (7,096,000)           --    (7,096,000)
    Allowance for doubtful accounts receivable....           --      (750,000)           --    (1,511,000)
    Amortization of deferred financing costs......     (105,000)     (206,000)     (210,000)     (432,000)
    Amortization of deferred stock compensation...           --       (26,000)           --       (52,000)
                                                    ------------  ------------  ------------  ------------
      Net cash provided by operating activities... $ 10,139,000  $ 26,188,000  $  8,487,000  $ 26,644,000
                                                    ============  ============  ============  ============

Pac-West is California's second largest local business market competitor based on access lines as reported by the CPUC. As of June 30, 2003, we had 403,751 total DS-0 (digital signal level of 64,000 bits per second) equivalent lines in service, referred to as "lines" going forward, an increase of 83,709 or 26.2% from June 30, 2002. Total lines include wholesale and on-network retail line equivalents. The Company has also segregated small to medium-size lines into on-network and off-network components as related to the Company's decision to exit a number of off-network lines of business. For the three-month periods ended June 30, 2003 and 2002 our minutes of use were 10.0 billion and 7.7 billion, respectively, an increase of 2.4 billion, or 31.0%. For the six-month periods ended June 30, 2003 and 2002 our minutes of use were 19.4 billion and 15.4 billion, respectively, an increase of 4.0 billion, or 26.4%.

In 2001 and 2002, in response to a weak economy and increased competitive pressure resulting from lower than expected demand for telecommunications services and overcapacity in our industry, we restructured certain aspects of our operations. In particular, among other things, we suspended expansion plans in certain states, exited certain lower margin product and service markets, closed certain switch facilities and implemented certain other cost-savings initiatives. In addition during the second quarter of 2003, the Company recorded additional restructuring charges of $206,000 relating to office space in San Diego, California. The Company currently occupies approximately 25% of the total space, but due to the specialized nature of these facilities and current economic conditions we no longer anticipate finding a tenant for the available contiguous space. The amount of the reserve recorded is equal to the monthly lease payment on the unoccupied space multiplied by the remaining months on the lease. In addition, during the three-month period ended June 30, 2003, the Company reversed $81,000 of previously recorded restructuring charges relating to professional fees that were anticipated but never charged to the Company. As of June 30, 2003, the Company has a remaining liability of $600,000 for this restructuring reserve relating to facilities.

On May 28, 2002, our common stock ceased being quoted on the Nasdaq National Market and began being quoted on the Nasdaq SmallCap Market as a result of our failure to comply with the Nasdaq's minimum bid price requirement. To regain compliance with this requirement, the minimum closing bid price of our stock must close at $1.00 or above per share for a period of 10 consecutive business days. On March 19, 2003, the Company was notified by Nasdaq that we had until May 12, 2003, to regain compliance with the minimum bid price requirement. On May 19, 2003, we received notification from the Nasdaq Listing Qualifications Panel that our securities were subject to delisting from the Nasdaq SmallCap Market. We appealed the decision and requested a hearing with Listing Qualifications Panel to present our plan to regain compliance with the minimum bid price requirement

On or about April 29, 2003, we mailed to our shareholders a proxy statement, which, among other things, solicited their proxies with respect to a proposal to amend our articles of incorporation to provide for a reverse share split. As described in our proxy statement, the reverse share split was designed to increase the market price of our common shares above $2.00 per share, which is above the Nasdaq minimum bid requirement of $1.00, in order to maintain our listing on the Nasdaq Small Cap Market. On June 9, 2003, at the annual shareholders meeting, the reverse split plan was approved by our shareholders giving our board of directors the authority to subsequently approve the amendment and implement the reverse share split at its discretion based upon its evaluation as to if and when such action would be most advantageous to us and our shareholders.

On June 26, 2003, we appeared before a Nasdaq Listing Qualifications Panel and presented our plan to regain compliance with the minimum bid price requirement and request additional time to do so. We received a decision from the Nasdaq Listing Qualifications Panel which, subject to satisfaction of certain conditions, provides that the Company is required to demonstrate a closing bid price of at least $1.00 per shares on or prior to September 22, 2003 and, immediately thereafter, to sustain compliance with that minimum threshold for at least ten consecutive trading days until September 22, 2003.

On August 11, 2003, the Company received notice from the Nasdaq Stock Market that it had evidenced compliance with all requirements necessary for continued listing on The Nasdaq SmallCap Market, as set forth in the decision rendered by the Nasdaq Listing Qualifications Panel. The bid price for the Company's common shares has closed above $1.00 since July 25, 2003 through the date of this report. Consequently, the Nasdaq Listing Qualifications Panel has determined to continue listing of the Company's common shares on The Nasdaq SmallCap Market and to close its hearing file with respect to the matter. Consequently, the Company has no plans at this time to implement the reverse split approved by its shareholders on June 9, 2003.

Factors Affecting Operations:

Revenues. We derive our revenues from monthly recurring charges, usage charges and amortization of initial non-recurring charges. The Company provides services to both retail and wholesale customers. Monthly recurring charges include the fees paid by customers for lines in service and additional features on those lines, as well as equipment collocation services. Usage charges consist of fees paid by end users for each call made, fees paid by ILECs as reciprocal compensation for completion of their customers' calls through our network, and access charges paid by carriers for long distance traffic terminated on our network. Initial non-recurring charges consist of fees paid by end users for the installation of our service. These payments and related costs up to the amount of revenues are recognized as revenue and expense ratably over the term of the service contracts, which is generally 24 to 36 months. In accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," the Company recognizes revenue when there is persuasive evidence of an arrangement, delivery of the product or performance of the service has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.

A substantial portion of our revenue is derived from reciprocal compensation paid by ILECs with which we have interconnection agreements (ICAs). The revenues from these carriers are the result of ICAs we have entered into with them that provide for the transport and termination of local telecommunication traffic. Reciprocal compensation payments are currently an important source of revenue for the Company, and as a result, the failure, for any reason, of one or more ILECs from which we receive reciprocal compensation payments to make all or a significant portion of such payments in the future could adversely affect our financial condition. Key drivers of reciprocal compensation revenue are the number of calls we terminate, the minutes of use associated with such calls and the rates we are compensated at by the ILECs. During 2002, we experienced a decrease of approximately 57.6% in the average rate at which we are compensated by the ILECs. From the six-month period ended June 30, 2002 to the six-month period ended June 30, 2003, the average reciprocal compensation rate at which we are compensated by the ILECS decreased by approximately 33.8%. However to date, the Company has been successful in partially offsetting the impact of the rate reductions on its revenues due to increases in both the number of calls we terminate and in the total minutes of use associated with such calls. The right of CLECs, such as the Company, to receive reciprocal compensation is the subject of numerous regulatory and legal challenges, further described below. During the three-month period ended March 31, 2003, the Company received cash payments from a carrier that was disputing the charges and the Company accordingly recorded an accrued liability for the amounts received rather than record the revenue. During the three-month period ended June 30, 2003, agreement was reached on the treatment of the amounts being disputed, and the Company recognized the reciprocal compensation revenue that had been disputed. For instances when the reciprocal compensation payments are not in dispute, the Company will continue to recognize reciprocal compensation as revenue when received in cash or when collectibility is reasonably assured.

On May 16, 2002, the California Public Utilities Commission implemented an Unbundled Network Element (UNE) pricing structure for local traffic exchanged with SBC in California. The impact of this pricing structure has reduced the Company's reciprocal compensation revenues by approximately $2.0 million per month since its implemenation. During the quarter ended June 30, 2003, the Company finalized new ICAs with both SBC and Verizon. These new three- year agreements establish the rules under which the Company and SBC or Verizon can interconnect their networks to allow for the exchange of traffic, and the recovery of costs associated with exchanging such traffic. However, the ICA with SBC also recognizes that SBC, if authorized to do so, may implement the Federal Communications Commission (FCC) Intercarrier Internet Service Provider (ISP) order. SBC has notified the Company of its election to implement the FCC order beginning August 1, 2003. The FCC order creates separate intercarrier compensation arrangements, including rates, terms and conditions, for "presumed ISP-bound" traffic. The terms and conditions for implementing the FCC Order are unclear at this time, but will likely result in a further reduction in the reciprocal compensation rate used to compensate the Company than other pricing methodologies available to SBC. It is the Company's belief that organic growth in minutes of use, revenues generated from business lines other than reciprocal compensation and other actions the Company may take will assist in mitigating the overall revenue impact. The Company is currently assessing the implementation requirements of the order, and any related operational and financial impacts to the company. Under the ICA the Company reserved its rights to argue whether SBC is legally entitled to implement the FCC ISP plan.

The terms of these ICAs may incent the Company to modify its existing network. However, in recognition of the complexity of this determination and the time required to enact such a modification, the CPUC has granted the Company until February of 2004 to modify its network. If the Company elects to make such modifications to its network the Company estimates one time expenses associated with the implementation of such modifications to be approximately $3.0 million and a corresponding increase in on-going expense of $4.0 million per year. The ICAs also authorize the Company to charge tandem switching and transport where appropriate. The Company expects that reciprocal compensation will continue to represent a significant portion of our revenues in the future.

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

Economic Conditions in the State of California. The current economic conditions in California may raise concerns. The state's economy continues to recover, but at a slower rate than the national average. There has been modest employment growth, but limited growth in wages and salaries. While the Company does not believe that current economic conditions in California will materially impact near-term financial results, we cannot guarantee that it will not have an impact in the future.

Telecommunication Industry Trends. Competition in the communication services market has resulted in the consolidation of CLECs, a trend we expect to continue. In order to grow our business and better serve our customers, we continue to consider new business models and strategies, including potential acquisitions or new business lines that would result in organic growth. We believe that the statewide footprint of our network, which encompasses all of the major metropolitan areas of California, provides us with a significant competitive advantage that will enable us to successfully compete in the future, but we cannot guarantee that we will be able to sustain continued growth.

Quarterly Operating and Statistical Data:

The following tables summarize the unaudited results of operations as a percentage of revenues for the three and six-month periods ended June 30, 2003 and 2002. Revenues for the three-month period ended June 30, 2003 include a payment received in connection with previously withheld reciprocal compensation of $10.0 million. Revenues for the six-month period ended June 30, 2003 include a payment received in connection with previously withheld reciprocal compensation of $5.5 million. Revenues for the six-month period ended June 30, 2002 include a payment received in connection with previously withheld reciprocal compensation of $4.8 million. The following data should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report:

                                                     Three-Month Periods Ended     Six-Month Periods Ended
                                                            June 30,                    June 30,
                                                    --------------------------  --------------------------
                                                        2003          2002          2003          2002
                                                    ------------  ------------  ------------  ------------

Consolidated Statements of Operations Data:          UNAUDITED

Revenue...........................................        100.0%       100.0%       100.0%       100.0%
Cost of sales and operating expenses..............         15.3%        36.4%        23.2%        34.0%
Selling, general and administrative expenses......         30.5%        42.0%        37.9%        37.4%
Depreciation and amortization expenses............         22.9%        26.4%        32.3%        24.7%
Restructuring charge..............................          0.3%        24.2%         0.2%        11.4%
Impairment of assets..............................           -- %        18.6%          -- %         8.8%
Income (loss) from operations.....................         31.0%       (47.6)%         6.4%       (16.3)%
Gain on repurchase of bonds.......................           -- %          -- %          -- %        14.6%
Net income (loss) ................................         20.1%       (34.8)%        (1.5)%        (7.4)%

The following table sets forth unaudited statistical data for each of the specified three-month periods of 2003 and 2002. The operating and statistical data for any quarter are not necessarily indicative of results for any future period.

                                                         Quarter Ended
                                     -----------------------------------------------------
                                               2003                   2002
                                     --------------------  -------------------------------
                                     June 30,   March 31,   Dec 31,   Sept. 30,  June 30,
                                     ---------  ---------  ---------  ---------  ---------
                                                           (unaudited)
Ports equipped.....................   998,400    940,800    940,800    944,644    944,644
Lines sold to date.................   407,774    341,494    335,851    328,649    323,249
Lines in service to date...........   403,751    337,294    327,021    324,100    320,042
Quarterly minutes of use
 switched (in millions)............    10,030      9,394      8,532      8,211      7,656
Capital expenditures
 (in thousands).................... $   1,445  $   1,750  $   2,733  $   3,511  $   6,461
Employees..........................       402        402        414        402        406

Three-Month Period Ended June 30, 2003 Compared to the Three-Month Period Ended June 30, 2002

The significant revenue components and operational metrics of the Company for the three-month periods ended June 30, 2003 and 2002 are as follows:

                                                    Three-Month Periods Ended June 30
Revenues:                                               2003          2002        % Change
                                                    ------------  ------------  ------------
                                                     UNAUDITED

Reciprocal compensation........................... $ 23,839,476  $ 16,061,191          48.4%
Direct billings to SP customers...................   10,788,230    11,080,258          (2.6)%
Direct billings to SME customers..................    4,323,629     3,059,477          41.3%
Outbound local and long distance..................    3,268,259     3,310,366          (1.3)%
Dedicated transport...............................    1,334,061     2,452,102         (45.6)%
Switched access...................................    1,900,000     2,400,000         (20.8)%
COAM..............................................       93,848       131,155         (28.4)%
Other.............................................      176,043         4,744       3,610.9%
                                                    ------------  ------------
Total revenues.................................... $ 45,723,546  $ 38,499,293          18.8%
                                                    ============  ============

Operational metrics:
DS-0 equivalent lines in service .................      403,751       320,042          26.2%
Minutes of use (in billions) .....................         10.0           7.7          31.0%

Consolidated revenues for the three-month period ended June 30, 2003 increased by $7.2 million, or 18.8%, to $45.7 million from $38.5 million for the three-month period ended June 30, 2002. The increase in revenues is primarily the result of an increase of $8.8 million in reciprocal compensation, which includes $10.0 million of previously withheld reciprocal compensation billings that were recorded in the three-month period ended June 30, 2003. For the three-month periods ended June 30, 2003 and 2002, reciprocal compensation was $23.8 million and $16.1 million, respectively, and accounted for approximately 52.1% and 41.7%, respectively, of our total revenues. The remainder of the variance from the three-month periods ended June 30, 2003 and 2002 is comprised of increases in direct billings to SME customers, offset by decreases in dedicated transport revenues, switched access revenues and direct billings to SP customers. Although the Company has experienced a significant decrease in the reciprocal compensation rate at which we are compensated by the ILECs over the last twelve months, to date, the Company has been successful in partially offsetting the impact of the rate reductions on its revenues due to increases in both the number of calls we terminate and in the total minutes of use associated with such calls.

The total lines in service increased by 83,709 or 26.2% to 403,751 as of June 30, 2003 from 320,042 lines as of June 30, 2002. Billable minutes of use were 10.0 billion for the three-month period ended June 30, 2003, an increase of approximately 2.4 billion or 31.0% from 7.6 billion billed minutes during the three-month period ended June 30, 2002.

The number of inbound local minutes subject to reciprocal compensation revenues in accordance with ICAs were 9.8 billion and 7.5 billion for the quarters ended June 30, 2003 and 2002 respectively. The year over year increase of 2.3 billion billable minutes of use from June 30, 2002 to 2003 represented a 31.4% increase. The favorable increase in inbound local minutes was offset by a decline in the reciprocal compensation rates from June 30, 2002 to 2003. Net of the effect of the payments received related to prior periods for reciprocal compensation of $10.0 million during the three-month period ended June 30, 2003, reciprocal compensation revenues decreased $2.3 million or 14.3% from $16.1 million in the three-month period ended June 30, 2002 to $13.8 million for the three-month period ended June 30, 2003. Total reciprocal compensation revenue, inclusive of all payments, for the quarter ended June 30, 2003 was $23.8 million.

Direct billings to SP customers decreased during the three- month period ended June 30, 2003 from the same period in 2002 by $0.3 million, or 2.9%, to $10.8 million from $11.1 million during the three-month period ended June 30, 2002. While lines in service to this market increased from 271,802 lines at June 30, 2002 to 342,952 lines in service at June 30, 2003, an increase in lines of 71,150, or 26.2%, revenue per line decreased due to competitive pressures, resulting in the revenue decrease from period to period.

Direct billings to SME business customers increased in the three-month period ended June 30, 2003 from the same period in 2002 by $1.3 million, or 41.3% to $4.3 million from $3.0 million during the quarter ended June 30, 2002. This change was primarily due to introduction of new services for SME customers in 2003 combined with an increase in lines in service from 48,240 lines at June 30, 2002 to 60,799 lines in service at June 30, 2003, an increase in lines of 12,559, or 26.0%.

Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased by less than $0.1 million during the three-month period ended June 30, 2003 from the same period in 2002. Although total minutes of local and long distance billed remained basically unchanged from quarter to quarter, the small decline in revenues from the three- month period ended June 30, 2002 from the three-month period ended June 30, 2003 was due to a small decline in the average rate per minute charged to customers for local and long distance services.

The $1.1 million, or 45.6%, decrease in dedicated transport revenues to $1.3 million during the quarter ended June 30, 2003 from $2.5 million during the quarter ended June 30, 2002 primarily relates to the loss of revenues from exiting the DSL business.

Switched access revenues decreased in the three-month period ended June 30, 2003 from the same period in 2002 by $0.5 million, or 20.8% to $1.9 million from $2.4 million in the quarter ended June 30, 2002.

The significant costs and expenses of the Company for the three-month periods ended June 30, are as follows:

                                                    Three-Month Periods Ended June 30
Costs and expenses (in millions):                       2003          2002        % Change
                                                    ------------  ------------  ------------
                                                     UNAUDITED

Cost of sales..................................... $  7,005,000  $ 14,007,000         (50.0)%
Selling, general and administrative...............   13,968,000    16,164,000         (13.6)%
Depreciation and amortization.....................   10,467,000    10,182,000           2.8%
                                                    ------------  ------------
Total costs and expenses.......................... $ 31,440,000  $ 40,353,000         (22.1)%
                                                    ============  ============

Our consolidated cost of sales for the quarter ended June 30, 2003 decreased by $7.0 million, or 50.0%, to $7.0 million from $14.0 million for the corresponding period in 2002. The decrease in expense for the quarterly periods is primarily the result of $4.1 million in negotiated vendor credits recorded in the three-month period ended June 30, 2003. We continue to experience an increase in network operations associated with a higher level of telecommunications activity, however our operating costs are declining from prior periods as a result of discontinuing certain low-margin products and services, specifically products and services related to COAM equipment and DSL, and improving capital utilization. Although we continue to look for ways to continue to reduce our operating costs, we cannot guarantee that our cost of sales will continue to decline in the future.

Our consolidated selling, general and administrative expenses for the three-month period ended June 30, 2003 decreased $2.2 million, or 13.6%, to $14.0 million from $16.2 million for the corresponding period in 2002. The decrease is primarily the result of decreases in provisions for doubtful accounts of approximately $0.8 million, resulting from the quality of our customers, and approximately $0.8 million of negotiated vendor credits. Selling, general and administrative expenses were 29.9% and 42.0% of revenues for the three-month periods ended June 30, 2003 and 2002, respectively. The decrease in selling, general and administrative expenses as a percentage of revenues is due to the combination of an increase in gross revenues from the three-month period ended June 30, 2002 to the three-month period ended June 30, 2003 and from the previously discussed decrease in expenses.

Our consolidated depreciation and amortization expense for the three-month period ended June 30, 2003 increased $0.3 million to $10.5 million, from $10.2 million for the same period in 2002. Depreciation and amortization as a percentage of revenues decreased to 22.4% for the three-month period ended June 30, 2003 from 26.4% from the same period ended 2002. The increase in depreciation and amortization expense is primarily due to additional depreciation expense incurred on purchases of equipment placed in service since June 30, 2002.

Our consolidated interest expense, net for the three- month period ended June 30, 2003 decreased $0.6 million, or 14.8%, to $3.4 million from $4.0 million for the same period ended 2002. Interest expense is net of interest income. Interest expense over these two periods is primarily related to our Senior Notes issued on January 29, 1999, including amortization of related deferred financing costs associated with the offering over a period of ten years. As a result of repurchasing some of our Senior Notes during 2002, interest expense declined between quarters.

The Company's effective income tax rates for the quarters ended June 30, 2003 and 2002 reflect the applicable Federal and state statutory income tax rates. For the quarters ended June 30, 2003 and 2002, the Company's effective income tax rate was 14.7% and 40.0%, respectively.

Six-Month Period Ended June 30, 2003 Compared to the Six-Month Period Ended June 30, 2002

The significant revenue components and operational metrics of the Company for the six-month periods ended June 30, 2003 and 2002, are as follows:

                                                    Six-Month Periods Ended June 30
Revenues:                                               2003          2002        % Change
                                                    ------------  ------------  ------------
                                                     UNAUDITED

Reciprocal compensation........................... $ 33,241,118  $ 39,552,501         (16.0)%
Direct billings to SP customers...................   21,055,447    21,195,232          (0.7)%
Direct billings to SME customers..................    7,920,912     5,966,692          32.8%
Outbound local and long distance..................    6,503,503     6,685,869          (2.7)%
Dedicated transport...............................    3,121,565     4,750,462         (34.3)%
Switched access...................................    3,600,000     2,900,000          24.1%
COAM..............................................      266,461       369,706         (27.9)%
Other.............................................      529,188       170,510         210.4%
                                                    ------------  ------------
Total revenues.................................... $ 76,238,194  $ 81,590,972          (6.6)%
                                                    ============  ============

Operational metrics:
DS-0 equivalent lines in service .................      403,751       320,042          26.2%
Minutes of use (in billions) .....................       19.424        15.370          26.4%

Consolidated revenues for the six-month period ended June 30, 2003 decreased by $5.4 million, or 6.6%, to $76.2 million from $81.6 million for the six-month period ended June 30, 2002. The decrease in revenues is primarily the result of a decrease of $6.3 million in reciprocal compensation, which includes $5.5 million and $4.8 million of previously withheld reciprocal compensation billings earned by the Company in prior periods, but withheld by certain ILECs, that were recorded in the six-month periods ended June 30, 2003 and 2002, respectively. For the six-month periods ended June 30, 2003 and 2002, reciprocal compensation was $33.2 million and $39.6 million, respectively, and accounted for approximately 43.6% and 48.5%, respectively, of our total revenues. The remainder of the variance from the six-month periods ended June 30, 2003 and 2002 is comprised of a decrease in dedicated transport revenues, offset by increases in direct billings to SME customers and switched access revenues. During 2002, we experienced a decrease of approximately 57.6% in the reciprocal compensation average rate at which we are compensated at by the ILECs. From the six-month period ended June 30, 2002 to the six-month period ended June 30, 2003, the reciprocal compensation rate at which we are compensated by the ILECs decreased by approximately 33.8%. However, to date, the Company has been successful in partially offsetting the impact of the rate reductions on its revenues due to increases in both the number of calls we terminate and in the total minutes of use associated with such calls.

The total lines in service increased by 83,709 or 26.2% to 403,751 as of June 30, 2003 from 320,042 lines as of June 30, 2002. Billable minutes of use were 19.4 billion for the six-month period ended June 30, 2003, an increase of approximately 4.0 billion or 26.4% from 15.4 billion billed minutes during the six-month period ended June 30, 2002.

The number of inbound local minutes subject to reciprocal compensation revenues in accordance with ICAs were 19.0 billion and 15.0 billion for the six-month periods ended June 30, 2003 and 2002, respectively, while the year over year increase of 4.0 billion billable minutes of use from June 30, 2002 to 2003 represented a 26.9% increase. However, the favorable increase in inbound local minutes was offset by a decline in the reciprocal compensation rates from June 31, 2002 to 2003. Net of the effect of the payments received related to prior periods for reciprocal compensation of $5.5 million during the six-month period ended June 30, 2003 and $4.8 million during the six-month period ended June 30, 2002, reciprocal compensation revenues decreased $11.6 million or 33.3% from $34.8 million in the six-month period ended June 30, 2002 to $23.2 million for the six-month period ended June 30, 2003. Total reciprocal compensation revenue, inclusive of all payments, was $33.2 million and $39.6 million for the six-month periods ended June 30, 2003 and 2002, respectively.

Direct billings to SP customers decreased during the six- month period ended June 30, 2003 from the same period in 2002 by $0.1 million, or 0.7%, to $21.1 million from $21.2 million during the six-month period ended June 30, 2002. While lines in service to this market increased from 271,802 lines at June 30, 2002 to 342,952 lines in service at June 30, 2003, an increase in lines of 71,150, or 26.2%, revenue per line decreased due to competitive pressures, resulting in the revenue decrease from period to period.

Direct billings to SME business customers increased in the six-month period ended June 30, 2003 from the same period in 2002 by $1.9 million, or 32.8% to $7.9 million from $6.0 million during the quarter ended June 30, 2002. This change was primarily due to introduction of new services for SME customers in 2003 combined with an increase in lines in service from 48,240 lines at June 30, 2002 to 60,799 lines in service at June 30, 2003, an increase in lines of 12,559, or 26.0%.

Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased by $0.2 million during the six-month period ended June 30, 2003 from the same period in 2002. The decline in revenue from 2002 to 2003 resulted from the combination of lower total minutes of local and long distance billed for the six-month in 2003 as compared to 2002 combined with a decline in the average rate per minute charged to customers for local and long distance services from 2003 to 2002.

The $1.6 million, or 34.3%, decrease in dedicated transport revenues to $3.1 million during the six-month period ended June 30, 2003 from $4.7 million during the six-month period ended June 30, 2002 primarily relates to the loss of revenues from exiting the DSL business.

Switched access revenues increased in the six-month period ended June 30, 2003 from the same period in 2002 by $0.7 million, or 24.1% to $3.6 million from $2.9 million in the six-month period ended June 30, 2002.

The significant costs and expenses of the Company for the six-month periods ended June 30, are as follows:

                                                    Six-Month Periods Ended June 30
Costs and expenses (in millions):                       2003          2002        % Change
                                                    ------------  ------------  ------------
                                                     UNAUDITED

Cost of sales..................................... $ 17,703,000  $ 27,767,000         (36.2)%
Selling, general and administrative...............   28,890,000    30,497,000          (5.3)%
Depreciation and amortization.....................   24,615,000    20,142,000          22.2%
                                                    ------------  ------------
Total costs and expenses.......................... $ 71,208,000  $ 78,406,000          (9.2)%
                                                    ============  ============

Our consolidated cost of sales for the six-month period ended June 30, 2003 decreased by $10.1 million, or 36.2%, to $17.7 million from $27.8 million for the corresponding period in 2002. The decrease in expense for the six-month periods is primarily the result of the combination of $4.1 million in negotiated vendor credits recorded in the six-month period ended June 30, 2003.We continue to experience an increase in network operations associated with a higher level of telecommunications activity, our operating costs are declining from prior periods as a result of discontinuing certain low-margin products and services, specifically products and services related to COAM equipment and DSL, and improving capital utilization. Although we continue to look for ways to continue to reduce our operating costs, we cannot guarantee that our cost of sales will continue to decline in the future.

Our consolidated selling, general and administrative expenses for the six-month period ended June 30, 2003 decreased $1.6 million, or 5.3%, to $28.9 million from $30.5 million for the corresponding period in 2002. The decrease is primarily the result of decreases in bad debt expense of $1.6 million, resulting from the quality of our customers and improved collections activities, a reduction in legal expenses of approximately $1.0 million and negotiated vendor credits of approximately $0.8 million, partially offset by primarily higher equipment and insurance expenses. Selling, general and administrative expenses were 37.4% of revenues for both of the six-month periods ended June 30, 2003 and 2002. Selling, general and administrative expenses as a percentage of revenues stayed constant as the decrease in gross revenues from the six-month periods ended June 30, 2002 to the similar period ended June 30, 2003 was offset by a similar percentage decrease in expenses for the same two comparison periods.

Our consolidated depreciation and amortization expense for the six-month period ended June 30, 2003 increased $4.5 million to $24.6 million, from $20.1 million for the same period in 2002. Depreciation and amortization as a percentage of revenues increased to 31.9% for the six-month period ended June 30, 2003 from 24.7% for the same period ended 2002. The increase in depreciation and amortization expense is primarily related to the fact that during January, 2003, the Company reduced the useful life for phone equipment provided to customers and computer hardware from 5 years to 3 years. In addition, the Company extended the useful life of certain leasehold improvements from 10 years to up to 20 years. For phone equipment provided to customers and computer hardware that had already been depreciated three years or longer as of January 2003, the change in the estimated useful lives resulted in those assets being fully depreciated in the three-month period ended March 31, 2003. Total equipment fully depreciated in the quarter was approximately $2.5 million. For phone equipment provided to customers and computer hardware that had not been depreciated three years or longer as of January 2003, the change in the estimated useful lives resulted in an increase in monthly depreciation expense. The change in depreciation expense is prospective only as the increase in depreciation expense only applies to current and future periods. The increase in depreciation expense related to the useful life change was approximately $1.6 million for the three-month period ended March 31, 2003, but will decrease over time as assets become fully depreciated. The change in the useful life of the leasehold improvements resulted in a decrease in amortization expense on a prospective basis of less than $0.1 million for the three-month period ended March 31, 2003.

Our consolidated interest expense, net for the six-month period ended June 30, 2003 decreased $2.3 million, or 26.1%, to $6.4 million from $8.7 million for the same period ended 2002. Interest expense is net of interest income. Interest expense over these two periods is primarily related to our Senior Notes issued on January 29, 1999, including amortization of related deferred financing costs associated with the offering over a period of ten years. As a result of repurchasing some of our Senior Notes during 2002, interest expense declined between quarters.

The Company's effective income tax rates for the six-month periods ended June 30, 2003 and 2002 reflect the applicable Federal and state statutory income tax rates. For the six-month periods ended June 30, 2003 and 2002, the Company's effective income tax rate was 23.4% and 40.0%, respectively.

Liquidity and Capital Resources:

Net cash provided by operating activities was $8.5 million for the six-month period ended June 30, 2003 as compared to net cash provided by operating activities of $26.6 million for the same period ended in 2002. Net cash provided by operating activities for the period ended June 30, 2003 includes payments received from ILECs for amounts previously owed, but withheld, during 2002 that totaled $5.5 million. Net cash provided by operating activities for the period ended June 30, 2002 includes $4.8 million in ILEC payments previously owed, but withheld, $11.9 million of gain on bond redemptions, $9.3 million of restructuring charges and $7.2 million of asset impairment charges. Excluding these transactions in both comparison periods, the net cash provided by operating activities decreased $14.3 million for the six- month period ended June 30, 2003 over 2002. The significant activities which contributed to the period versus period decrease were: a decrease of $14.2 million in accounts payable and accrued liabilities, an increase of $8.8 million in accounts receivable, due primarily to the timing of payments from our largest customers, and a $3.5 million decrease in income taxes receivable. Partially offsetting the decreases in operating cash were: a $4.9 million improvement in operating profits and an increase in our depreciation and amortization expenses of $4.5 million due primarily to the Company's decision to reduce the useful lives for phone equipment provided to customers and computer hardware from 5 years to 3 years.

Net cash provided by investing activities was $26.0 million for the six-month period ended June 30, 2003 compared to a net use of cash by investing activities of $23.2 million for the six-month period ended June 30, 2002. During the six-month period ended June 30, 2003 the Company redeemed $29.2 million of short-term investments as compared to $9.4 million of purchases of short-term investments during the six-month period ended June 30, 2002. The short-term investments were redeemed and moved to cash and cash- related accounts during the six-month period ended June 30, 2003. Purchases of property and equipment decreased to $3.2 million during the six-month period ended June 30, 2003 as compared to $13.9 million during the same period in 2002 as the Company was able to re-deploy existing or under-utilized equipment rather than purchase new equipment.

Net cash used in financing activities was $8.5 million for the six-month period ended June 30, 2003 compared to $30.8 million for the same period ended 2002. The significant activities which contributed to the period versus period decrease were: during the six-month period ended June 30, 2002 the Company repaid $10.0 million from borrowings under a Senior Credit Facility and paid $8.3 million to repurchase some of its outstanding Senior Notes. In addition, the Company paid $8.6 million during the six-month period ended June 30, 2002 related to its Fiber IRU Agreement with Qwest. For the same period in 2003 the Company paid only $4.2 million.

The telecommunications service business is capital intensive. Our operations have required substantial capital investment for the design, acquisition, construction and implementation of our network. Capital expenditures, were $3.2 million and $13.9 million for the six-month periods ended June 30, 2003 and 2002, respectively. Approximately $0.9 million of capital expenditures are included in construction projects in progress as of June 30, 2003 and therefore are not being depreciated until they are placed in service at a later date. In response to the sluggish economy and the significant negative industry trends including bankruptcies and depressed valuations of public telecommunication companies, we have undertaken various initiatives intended to not only maximize our performance, but to take advantage of emerging opportunities. Our business plan, as currently contemplated, anticipates capital expenditures, excluding acquisitions, of approximately $15.4 million for the next twelve months. The terms of two of the Company's ICAs incent us to modify our existing network. If the company elects to make the modifications to its network capital expenditures over the next twelve month may increase by amounts up to $4.0 million. However, the actual cost of capital expenditures during the final six months of 2003 and the first six months of 2004 will depend on a variety of factors. Accordingly, our actual capital requirements may exceed, or fall below, the amounts described above.

We continue to review all of our debt obligations and are considering various alternatives to continue to reduce such obligations, including, among other things, the repurchase of additional Senior Notes in the open market and in privately negotiated transactions. In addition, we are currently considering various alternatives to replace our senior credit facility which expired in 2002. However, there can be no assurance we will be successful in obtaining additional capital sources at rates and terms acceptable to the Company. Our principal sources of funds for 2003 are anticipated to be current cash and short-term investment balances and cash flows from operating activities. We believe that these funds will provide us with sufficient liquidity and capital resources for us to fund our business plan for the next 12 months. No assurance can be given, however, that this will be the case. As currently contemplated, we expect to fund, among other things, our semi-annual interest payments of approximately $6.4 million each, anticipated capital expenditures of approximately $15.4 million and capital lease payments (including interest) of approximately $6.2 million. The foregoing statements do not take into account acquisitions which, if made, are expected to be funded through a combination of cash and equity or the repurchase of any of our remaining outstanding senior notes. Depending upon our rate of growth and profitability, among other things, we may require additional equity or debt financing to meet our working capital requirements or capital needs. There can be no assurance that additional financing will be available when required, or, if available, will be on terms satisfactory to us. Key factors which could affect our liquidity include: future demand of our services; financial stability of our customers; outcomes of regulatory proceedings involving reciprocal compensation; capital expenditures; and our debt payments.

Our senior notes indenture contains financial and other covenants that restrict, among other things, our ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of our assets. Such limitations could limit corporate and operating activities, including our ability to respond to market conditions to provide for unanticipated capital investments or to take advantage of business opportunities. The Company believes that it is in compliance with its financial covenants.

The Company purchases its switching equipment and products from several suppliers. During the normal course of business, the Company may enter into agreements with certain of its suppliers, which allow these suppliers to have equipment or inventory available for purchase based upon criteria as defined by the Company. As of June 30, 2003, the Company did not have any material future purchase commitments to purchase equipment or inventory from any of its vendors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At June 30, 2003, we had an outstanding $95.1 million principal amount of fixed rate notes due 2009, and consequently we currently have no risk exposure associated with increasing interest rates on our debt. Additionally, we are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. Substantially all of our investments in cash equivalents and short-term investments are in money market funds that hold short-term investment grade commercial paper, treasury bills or other U.S. government obligations. Currently this reduces our exposure to long-term interest rate changes. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $54.0 million of cash and cash equivalents and short-term investments at June 30, 2003 by approximately $0.5 million.

ITEM 4. CONTROLS AND PROCEDURES

Within 180 days prior to the filing of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in accordance with Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, together with the other members of management participating in the evaluation, concluded that the Company is in compliance with the requirements of Rule 13a-15(a) of the Exchange Act and that the Company's disclosure controls and procedures are effective.

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

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

See Notes 11 and 15 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Operations-Revenues" for a description of certain legal proceedings involving the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on June 9, 2003. The following proposals were adopted by the margins indicated:

1 To elect three members of our Board of Directors to hold office for a term of three years.

	Number of Shares
	For	Withheld

Wallace W. Griffin	21,176,611	387,635
Jerry L. Johnson	21,207,236	357,010
John K. LaRue	21,189,323	374,923

  To approve of the amendment to our Articles of Incorporation giving effect to a reverse split of our common shares.

For	20,485,083
Against	1,047,489
Abstain	31,674
Broker Non-Votes	0

  To ratify the appointment of KPMG LLP as our independent accountants for the fiscal year ending December 31, 2003.

For	21,362,158
Against	135,824
Abstain	66,264
Broker Non-Votes	0

ITEM 6. Exhibits and Reports on Form 8-K

  Exhibits

10.68 Interconnection Agreement between Pacific Bell Telephone Company d/b/a SBC Pacific Bell Telephone Company and Pac-West Telecomm, Inc. for the State of California dated May 15, 2003.

10.69 Interconnection Agreement between Verizon California Inc. and Pac- West Telecomm, Inc. for the State of California dated May 28, 2003.

31.1 Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 302,of the Sarbanes-Oxley Act of 2002.

31.2 Certification by H. Ravi Brar, Chief Financial Officer pursuant to Section 302,of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Henry R. Carabelli , Chief Executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by H. Ravi Brar, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Note: ITEMS 2, 3 and 5 are not applicable and have been omitted.

  Reports on Form 8-K

On April 30, 2003, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on April 30, 2003, containing our 2003 first quarter results.

On May 13, 2003, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on May 8, 2003, containing the announcement of the vote by the California Public Utilities Commission on a new interconnection agreement between the Company and SBC Communications.

On May 19, 2003, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on May 19, 2003, containing the Company's decision to appeal a delisting determination made by the Nasdaq SmallCap Market.

On May 28, 2003, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on May 23, 2003, containing the Company's comments on above average recent equity trading volumes.

On June 2, 2003, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on June 2, 2003, containing the Company's announcement of a new interconnection agreement between the Company and Verizon Communications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2003.

PAC-WEST TELECOMM, INC.

/s/ Henry R. Carabelli

_____________________________

Henry R. Carabelli

President and Chief Executive Officer

/s/ H. Ravi Brar

______________________________

H. Ravi Brar

Chief Financial Officer