Form 10-Q/A
period 2003-06-30
PAC-WEST TELECOMM INC
filed 2003-08-15
CIK 1071598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No 1

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

Pac-West Telecomm, Inc.
Report on Form 10-Q/A for the Quarterly Period Ended June 30, 2003
Table Of Contents

EXPLANATORY NOTE

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q is being filed in order to, among other things, correct certain data provided in the Condensed Consolidated Statement of Cash Flow (unaudited) for the six-month periods ended June 30, 2003 and 2002, which, due to an administrative error, was reproduced incorrectly in the Company's Quarterly Report on Form 10-Q. In addition, this Amendment No. 1 includes certain other corrections and clarifications identified in the course of the Company's review of such amended report.

This Amendment No. 1 amends and restates only those provisions of the previously filed Quarterly Report on Form 10-Q, which have been affected by the corrections and clarifications described above.

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

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                 Six Month Period Ended
                                                                        June 30,
                                                                ----------------------------
                                                                   2003           2002
                                                                -------------  -------------
Operating activities:
    Net loss.................................................. $  (1,153,000) $  (6,004,000)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization.........................    24,615,000     20,142,000
        Amortization of deferred financing costs..............       210,000        432,000
        Amortization of deferred stock compensation...........            --         52,000
        Impairment of assets..................................            --      7,153,000
        Non-cash restructuring charges........................            --      3,216,000
        Gain on repurchase of bonds...........................            --    (11,942,000)
        Allowance for doubtful accounts receivable............            --      1,511,000
        Provision for inventory obsolescence..................            --      1,148,000
        Deferred income taxes ................................      (432,000)     3,094,000
        Loss on disposal of property and equipment............        17,000          1,000
        Changes in operating assets and liabilities:
            Accounts receivable...............................    (7,519,000)     1,233,000
            Inventories.......................................            --        350,000
            Prepaid expenses and other current assets.........       484,000        354,000
            Other assets......................................       (60,000)        59,000
            Accounts payable and other accrued liabilities....    (7,498,000)     6,739,000
            Accrued interest .................................      (177,000)      (894,000)
                                                                -------------  -------------
        Net cash provided by operating activities.............     8,487,000     26,644,000
                                                                -------------  -------------
Investing activities:
    Purchase of property and equipment........................    (3,195,000)   (13,949,000)
    Proceeds from disposal of property and equipment..........        25,000         80,000
    (Purchases) redemptions of short-term investments, net....    29,165,000     (9,379,000)
                                                                -------------  -------------
        Net cash provided by (used in) investing activities...    25,995,000    (23,248,000)
                                                                -------------  -------------
Financing activities:
    Proceeds (payments) from borrowings under Senior Credit Fa            --    (10,000,000)
    Principal payments on Fiber IRU...........................    (4,200,000)    (8,620,000)
    Net proceeds from borrowings under notes payable..........        42,000             --
    Proceeds from stock option exercises......................        20,000        116,000
    Principal payments on capital leases......................    (4,022,000)    (3,948,000)
    Payments for deferred financing costs.....................      (355,000)      (100,000)
    Repurchase of Senior Notes payable........................            --     (8,288,000)
                                                                -------------  -------------
        Net cash used in financing activities.................    (8,515,000)   (30,840,000)
                                                                -------------  -------------
        Net increase (decrease) in cash and cash equivalents..    25,967,000    (27,444,000)
Cash and cash equivalents:
    Beginning of period.......................................    28,050,000     64,029,000
                                                                -------------  -------------
    End of period............................................. $  54,017,000  $  36,585,000
                                                                =============  =============
Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest.................................... $   6,772,000  $  10,248,000

See accompanying notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2003

The terms "the Company," "Pac-West," "we," "our," "us," and similar terms used in this Form 10-Q/A, refer to Pac-West Telecomm, Inc.

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
Basic income (loss) per common share
 As reported...................................... $       0.25  $      (0.37) $      (0.03) $      (0.17)
 Pro forma........................................ $       0.24  $      (0.38) $      (0.06) $      (0.19)

Diluted income (loss) per common share
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks. In this Quarterly Report on Form 10-Q/A, our use of the words "outlook," "expect," "anticipate," "estimate," "forecast," "project," "likely," "objective," "plan," "designed," "goal," "target," and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important risk factors that are described in our Annual Report on Form 10-K for the period ended December 31, 2002, as filed with the SEC on March 31, 2003, which may be revised or supplemented in subsequent reports filed by us with the SEC. Such risk factors include, but are not limited to: our substantial indebtedness; an inability to generate sufficient cash to service our indebtedness; the declining rate at which reciprocal compensation payments are determined; regulatory and legal uncertainty with respect to reciprocal compensation payments received by us; the inability to expand our business as a result of the unavailability of funds to do so; failure to successfully implement our restructuring plan; the possible delisting of our common shares from the Nasdaq SmallCap Market; adverse affects on our operations as a result of the covenants in our senior notes indenture; competition from the ILECs and other competitors and potential competitors, including those competitors with lower cost structures.

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

On May 16, 2002, the California Public Utilities Commission implemented an Unbundled Network Element (UNE) pricing structure for local traffic exchanged with SBC in California. The impact of this pricing structure has reduced the Company's reciprocal compensation revenues by approximately $2.0 million per month since its implemenation. During the quarter ended June 30, 2003, the Company finalized new ICAs with both SBC and Verizon. These new three- year agreements establish the rules under which the Company and SBC or Verizon can interconnect their networks to allow for the exchange of traffic, and the recovery of costs associated with exchanging such traffic. However, the ICA with SBC also recognizes that SBC, if authorized to do so, may implement the Federal Communications Commission (FCC) Intercarrier Internet Service Provider (ISP) order. SBC has notified the Company of its election to implement the FCC order beginning August 1, 2003. The FCC order creates separate intercarrier compensation arrangements, including rates, terms and conditions, for "presumed ISP-bound" traffic. The terms and conditions for implementing the FCC Order are unclear at this time, but would likely result in a further reduction in the reciprocal compensation rate used to compensate the Company than other pricing methodologies available to SBC. It is the Company's belief that organic growth in minutes of use, revenues generated from business lines other than reciprocal compensation and other actions the Company may take will assist in mitigating the overall revenue impact. The Company is currently assessing the implementation requirements of the order, and any related operational and financial impacts to the company. Under the ICA the Company reserved its rights to argue whether SBC is legally entitled to implement the FCC ISP plan.

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

                                                     Three-Month Periods Ended     Six-Month Periods Ended
                                                            June 30,                    June 30,
                                                    --------------------------  --------------------------
                                                        2003          2002          2003          2002
                                                    ------------  ------------  ------------  ------------

Consolidated Statements of Operations Data:         (unaudited)   (unaudited)   (unaudited)   (unaudited)

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

                                                Three-Month Periods Ended
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
                                     (unaudited)(unaudited)(unaudited)(unaudited)(unaudited
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

The significant costs and expenses of the Company for the three-month periods ended June 30, are as follows:

                                                    Three-Month Periods Ended June 30
Costs and expenses:                                     2003          2002        % Change
                                                    ------------  ------------  ------------
                                                    (unaudited)   (unaudited)

Cost of sales..................................... $  7,005,000  $ 14,007,000         (50.0)%
Selling, general and administrative...............   13,968,000    16,164,000         (13.6)%
Depreciation and amortization.....................   10,467,000    10,182,000           2.8%
                                                    ------------  ------------
Total costs and expenses.......................... $ 31,440,000  $ 40,353,000         (22.1)%
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

Six-Month Period Ended June 30, 2003 Compared to the Six-Month Period Ended June 30, 2002

The significant revenue components and operational metrics of the Company for the six-month periods ended June 30, 2003 and 2002, are as follows:

                                                    Six-Month Periods Ended June 30
Revenues:                                               2003          2002        % Change
                                                    ------------  ------------  ------------
                                                    (unaudited)   (unaudited)

Reciprocal compensation........................... $ 33,241,118  $ 39,552,501         (16.0)%
Direct billings to SP customers...................   21,055,447    21,195,232          (0.7)%
Direct billings to SME customers..................    7,920,912     5,966,692          32.8%
Outbound local and long distance..................    6,503,503     6,685,869          (2.7)%
Dedicated transport...............................    3,121,565     4,750,462         (34.3)%
Switched access...................................    3,600,000     2,900,000          24.1%
COAM..............................................      266,461       369,706         (27.9)%
Other.............................................      529,188       170,510         210.4%
                                                    ------------  ------------
Total revenues.................................... $ 76,238,194  $ 81,590,972          (6.6)%
                                                    ============  ============

Operational metrics:
DS-0 equivalent lines in service .................      403,751       320,042          26.2%
Minutes of use (in billions) .....................         19.4          15.4          26.4%

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

The significant costs and expenses of the Company for the six-month periods ended June 30, are as follows:

                                                    Six-Month Periods Ended June 30
Costs and expenses:                                     2003          2002        % Change
                                                    ------------  ------------  ------------
                                                    (unaudited)   (unaudited)

Cost of sales..................................... $ 17,703,000  $ 27,767,000         (36.2)%
Selling, general and administrative...............   28,890,000    30,497,000          (5.3)%
Depreciation and amortization.....................   24,615,000    20,142,000          22.2%
                                                    ------------  ------------
Total costs and expenses.......................... $ 71,208,000  $ 78,406,000          (9.2)%
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

ITEM 4. CONTROLS AND PROCEDURES

As of the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"),) in accordance with Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, together with the other members of management participating in the evaluation, concluded that the Company is in compliance with the requirements of Rule 13a-15(a) of the Exchange Act and that the Company's disclosure controls and procedures are effective.

There have been no significant changes during the period covered by this Report in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. It should be recognized that the design of any system of controls is based upon certain assumptions about the scope of the tasks to be performed and the environment in which the tasks are to be performed. As such, the Company's internal controls provide the Company with a reasonable assurance of achieving their intended effect.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2003.

PAC-WEST TELECOMM, INC.

/s/ Henry R. Carabelli

_____________________________

Henry R. Carabelli

President and Chief Executive Officer

/s/ H. Ravi Brar

______________________________

H. Ravi Brar

Chief Financial Officer