Form 10-Q
period 2003-09-30
PAC-WEST TELECOMM INC
filed 2003-11-14
CIK 1071598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 22, 2003, the Company had an aggregate of 36,514,802 shares of common stock issued and outstanding.

Pac-West Telecomm, Inc.
Report on Form 10-Q for the Quarterly Period Ended September 30, 2003
Table Of Contents

PAC-WEST TELECOMM, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

                                                           September 30,
                                                               2003        December 31,
                                                           (Unaudited)        2002
                                                           -------------  -------------

                           ASSETS
Current Assets:
   Cash and cash equivalents............................. $  61,312,000  $  28,050,000
   Short-term investments                                            --     29,209,000
   Trade accounts receivable, net of allowances of
      $1,497,000 and $1,660,000, respectively ...........     8,567,000     12,624,000
   Prepaid expenses and other current assets.............     3,850,000      5,433,000
   Deferred tax assets...................................     4,569,000      4,569,000
                                                           -------------  -------------
       Total current assets..............................    78,298,000     79,885,000
Property and equipment, net..............................   130,230,000    159,355,000
Other assets, net........................................     3,843,000      3,776,000
                                                           -------------  -------------
       Total assets...................................... $ 212,371,000  $ 243,016,000
                                                           =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable...................................... $   4,796,000  $  10,058,000
   Current obligations under capital leases..............     4,641,000      7,881,000
   Fiber IRU liability...................................            --      4,200,000
   Accrued interest on Senior Notes......................     2,136,000      5,522,000
   Other accrued liabilities ............................    15,341,000     19,649,000
   Deferred revenues.....................................       682,000        755,000
                                                           -------------  -------------
       Total current liabilities.........................    27,596,000     48,065,000
                                                           -------------  -------------
Senior Notes.............................................    95,102,000     95,102,000
Notes payable............................................        60,000         30,000
Capital leases, less current portion.....................       210,000      2,311,000
Deferred revenues, less current portion..................       465,000        527,000
Deferred income taxes....................................     6,998,000      9,745,000
                                                           -------------  -------------
       Total liabilities.................................   130,431,000    155,780,000
                                                           -------------  -------------
Commitments and Contingencies (Note 11)
Stockholders' Equity:
   Common stock, $.001 par value; 100,000,000 shares
       authorized 36,508,677 and 36,444,094 shares issued
       and outstanding, respectively.....................        37,000         36,000
   Additional paid-in capital............................   183,612,000    183,668,000
   Note receivable from stockholder......................            --       (200,000)
   Accumulated deficit...................................  (101,494,000)   (96,026,000)
   Accumulated other comprehensive loss..................      (215,000)      (156,000)
   Deferred stock compensation...........................            --        (86,000)
                                                           -------------  -------------
       Total stockholders' equity........................    81,940,000     87,236,000
                                                           -------------  -------------
       Total liabilities and stockholders' equity........ $ 212,371,000  $ 243,016,000
                                                           =============  =============

See accompanying notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Operations
and Comprehensive Gain (Loss)
(Unaudited)

                                                     Three-Month Periods Ended     Nine-Month Periods Ended
                                                            September 30,               September 30,
                                                    --------------------------  --------------------------
                                                        2003          2002          2003          2002
                                                    ------------  ------------  ------------  ------------
Revenues.......................................... $ 30,312,000  $ 34,201,000  $106,550,000  $115,792,000

Costs and Expenses:
    Cost of sales.................................    8,829,000    12,478,000    26,532,000    40,245,000
    Selling, general and administrative...........   15,155,000    14,874,000    44,609,000    45,936,000
    Depreciation and amortization.................    9,862,000     9,815,000    33,913,000    29,392,000
    Restructuring charge..........................           --        21,000       125,000     9,325,000
    Impairment of assets..........................           --            --            --     7,153,000
                                                    ------------  ------------  ------------  ------------
      Total operating expenses....................   33,846,000    37,188,000   105,179,000   132,051,000
                                                    ------------  ------------  ------------  ------------
        Income (loss) from operations.............   (3,534,000)   (2,987,000)    1,371,000   (16,259,000)
                                                    ------------  ------------  ------------  ------------
Other (Income) Expense:
    Interest expense, net.........................    3,149,000     3,708,000     9,541,000    12,383,000
    Gain on repurchase of bonds...................           --   (14,854,000)           --   (26,796,000)
    Other expense.................................       13,000        12,000        30,000        13,000
                                                    ------------  ------------  ------------  ------------
      Total other (income) expense, net...........    3,162,000   (11,134,000)    9,571,000   (14,400,000)
                                                    ------------  ------------  ------------  ------------
      Income (loss) before provision
      (benefit) from income taxes ................   (6,696,000)    8,147,000    (8,200,000)   (1,859,000)
Income tax expense (benefit)......................   (2,382,000)    3,258,000    (2,733,000)     (744,000)
                                                    ------------  ------------  ------------  ------------
      Net income (loss) .......................... $ (4,314,000) $  4,889,000  $ (5,467,000) $ (1,115,000)
                                                    ============  ============  ============  ============

Basic and diluted income (loss) per share......... $      (0.12) $       0.13  $      (0.15) $      (0.03)

Basic weighted average shares outstanding.........   36,491,889    36,398,351    36,464,152    36,276,316

Diluted weighted average shares
    outstanding...................................   36,491,889    36,401,078    36,464,152    36,276,316

Comprehensive income (loss):
    Net income (loss)............................. $ (4,314,000) $  4,889,000  $ (5,467,000) $ (1,115,000)
      Other comprehensive loss....................      (15,000)      (19,000)      (59,000)      (30,000)
                                                    ------------  ------------  ------------  ------------
      Comprehensive income (loss)................. $ (4,329,000) $  4,870,000  $ (5,526,000) $ (1,145,000)
                                                    ============  ============  ============  ============

See accompanying notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                 Nine Month Period Ended
                                                                        September 30,
                                                                ----------------------------
                                                                   2003           2002
                                                                -------------  -------------
Operating activities:
    Net loss.................................................. $  (5,467,000) $  (1,115,000)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization.........................    33,913,000     29,392,000
        Amortization of deferred financing costs..............       315,000        575,000
        Amortization of deferred stock compensation...........            --         78,000
        Impairment of assets..................................            --      7,153,000
        Non-cash restructuring charges........................            --      3,408,000
        Gain on repurchase of bonds...........................            --    (26,796,000)
        Allowance for doubtful accounts receivable............        50,000      1,596,000
        Deferred income taxes ................................    (2,817,000)      (744,000)
        Loss on disposal of property and equipment............        30,000         14,000
        Other...................................................          --      1,148,000
        Changes in operating assets and liabilities:
            Trade accounts receivable.........................     4,007,000        726,000
            Income taxes receivable.............................          --      7,386,000
            Prepaid expenses and other current assets.........     1,584,000      1,089,000
            Other assets......................................       245,000        835,000
            Accounts payable and other accrued liabilities....   (10,490,000)     4,507,000
            Accrued interest .................................    (3,386,000)    (5,285,000)
                                                                -------------  -------------
        Net cash provided by operating activities.............    17,984,000     23,967,000
                                                                -------------  -------------
Investing activities:
    Purchases of property and equipment.......................    (4,699,000)   (16,518,000)
    Proceeds from disposal of property and equipment..........        43,000        151,000
    Sales (purchases) of short-term investments, net..........    29,150,000     (7,614,000)
                                                                -------------  -------------
        Net cash provided by (used in) investing activities...    24,494,000    (23,981,000)
                                                                -------------  -------------
Financing activities:
    Proceeds (payments) from borrowings under Senior Credit Fa            --    (10,000,000)
    Principal payments on Fiber IRU...........................    (4,200,000)    (8,620,000)
    Net proceeds from notes receivable .......................       237,000             --
    Proceeds from stock option exercises......................        31,000        116,000
    Net principal payments on capital leases..................    (4,494,000)    (5,067,000)
    Payments for deferred financing costs.....................      (790,000)            --
    Repurchase of Senior Notes................................            --    (15,998,000)
                                                                -------------  -------------
        Net cash used in financing activities.................    (9,216,000)   (39,569,000)
                                                                -------------  -------------
        Net increase (decrease) in cash and cash equivalents..    33,262,000    (39,583,000)
Cash and cash equivalents:
    Beginning of period.......................................    28,050,000     64,029,000
                                                                -------------  -------------
    End of period............................................. $  61,312,000  $  24,446,000
                                                                =============  =============
Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest.................................... $  13,228,000  $  19,948,000

See accompanying notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003

PAC-WEST TELECOMM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003

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

  These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (US GAAP) for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods indicated, have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and notes required by US GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K.

  These unaudited condensed consolidated financial statements include the results of operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentations.

  Description and Summary of Significant Accounting Policies

  Revenue Recognition

  In accordance with Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements," the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product or performance of the service has occurred, (iii) the selling price is fixed or determinable and (iv) collectibility is reasonably assured. Revenues from service access agreements are recognized as the service is provided, except for reciprocal compensation generated by calls placed to ISPs connected through the Company's network. The right of competitive local exchange carriers (CLECs), such as the Company, to receive this type of compensation is the subject of numerous regulatory and legal challenges from incumbent local exchange carriers (ILECs) (see Note 11). For instances when the reciprocal compensation payments the Company receives are not in dispute, the Company will continue to recognize reciprocal compensation as revenue when received in cash or when collectability is reasonably assured. Non-refundable up-front payments received for installation services and related costs up to the amount of revenues are recognized as revenue and expense ratably over the term of the service contracts, which is generally 24 to 36 months. Any costs in excess of recognized revenues are expensed in the current period. As of September 30, 2003 and December 31, 2002, $1,147,000 and $1,282,000, respectively, of installation payments received and $792,000 and $859,000, respectively, of associated costs were deferred and are included in deferred revenues and other assets, respectively, in the accompanying unaudited condensed consolidated balance sheets.

  Stock Based Compensation:

  In December 2002, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition for companies that voluntarily change to a fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123. The Company adopted the disclosure provisions of SFAS 148 as of December 31, 2002.

  The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees" (APB 25) for its stock based compensation plans. The Company has adopted only the disclosure provisions of SFAS 123 to disclose pro forma information regarding options granted to its employees based on specified valuation techniques that produce estimated compensation charges. Amounts related to APB 25 have not been reflected in the Company's unaudited condensed consolidated statements of operations because no compensation arises when the price of the employees' stock options equals the market value of the underlying stock at the date of grant, as is the case for options granted under our plans.

  The Company uses the Black-Scholes option pricing model to derive the estimated fair value of employee stock option grants. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants: an expected dividend yield on the underlying common stock of 0.0% for each of the periods in 2003 and 2002; an expected volatility in the market price of the underlying common stock of 112% and 105% for the three and nine-month periods ended September 30, 2003 and 100% for each of the periods in 2002; a weighted average risk-free interest rate ranging of 2.46% and 3.39% for the periods in 2003 and 2002; and an expected life of four years for the periods in 2003 and 2002.

  Had compensation cost been determined consistently with the fair value approach in accordance with SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows:

                                                     Three-Month Periods Ended     Nine-Month Periods Ended
                                                            September 30,               September 30,
                                                    --------------------------  --------------------------
                                                        2003          2002          2003          2002
                                                    ------------  ------------  ------------  ------------

Net income (loss) available to common shareholders:

 As reported...................................... $ (4,314,000) $  4,889,000  $ (5,467,000) $ (1,115,000)
 Total stock based employee compensation
  expense net of tax..............................     (206,000)     (456,000)   (1,034,000)   (1,373,000)
                                                    ------------  ------------  ------------  ------------
 Pro forma........................................ $ (4,520,000) $  4,433,000  $ (6,501,000) $ (2,488,000)
                                                    ------------  ------------  ------------  ------------
Basic earnings (loss) per common share:
 As reported...................................... $      (0.12) $       0.13  $      (0.15) $      (0.03)
 Pro forma........................................ $      (0.12) $       0.12  $      (0.18) $      (0.07)

Diluted income (loss) per common share:
 As reported...................................... $      (0.12) $       0.13  $      (0.15) $      (0.03)
 Pro forma........................................ $      (0.12) $       0.12  $      (0.18) $      (0.07)

  Concentration of Customers and Suppliers

  For the three-month period ended September 30, 2003, revenues from two customers represented 21.9% and 21.1% of total revenues. For the same period in 2002, revenues from three customers represented 19.0% and 15.0% and 14.0% of total revenues. For the nine-month period ended September 30, 2003, revenues from two customers represented 24.1% and 13.1% of total revenues. For the same period in 2002, revenues from two customers represented 25.0% and 17.0% of total revenues. During each of the comparison periods no other customer accounted for more than 10.0% of total revenues. As at September 30, 2003 accounts receivable from one customer represented 20.1% of total accounts receivable. As at September 30, 2002 accounts receivable from three customers represented 16.0%, 14.0% and 11.0% of total trade accounts receivable. At September 30, 2003 and 2002, no other customer accounted for more than 10.0% of trade accounts receivable.

  For the three-month period ended September 30, 2003, operating expenses associated with three suppliers represented 22.4%, 18.6% and 10.6% of total cost of sales. For the same period in 2002, operating expenses associated with two suppliers represented 46.7% and 14.1% of total cost of sales. For the nine-month period ended September 30, 2003, operating expenses associated with three suppliers represented 33.2%, 16.9% and 10.4% of total cost of sales. For the same period in 2002, operating expenses associated with three suppliers represented 35.3%, 12.4% and 10.3% of total cost of sales. During each of the comparison periods no other supplier accounted for more than 10.0% of total cost of sales.

  Restructuring Charges

  A summary of the restructuring expenses and the associated remaining liability pertaining to the Company's 2001 and 2002 restructuring plans, which are included in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2003, consist of the following:

                                             Remaining                                             Balance of
                                          Restructuring  Additional    Non-Cash       Cash      Restructuring
                                           Liability    Restructuring   Charges     Payments      Liability
                                             as of        Expense     Applied to   Charged to       as of
                                          Dec. 31, 2002   Incurred     Liability    Liability   Sept. 30, 2003
                                          ------------  ------------  -----------  -----------  -------------
Rent expense for vacated premises....... $  3,476,000  $    206,000  $        --  $  (521,000) $   3,161,000
Circuit obligations.....................    2,800,000            --           --     (938,000)     1,862,000
Other charges...........................       87,000       (81,000)          --           --          6,000
                                          ------------  ------------  -----------  -----------  -------------
                                         $  6,363,000  $    125,000  $        --  $(1,459,000) $   5,029,000
                                          ============  ============  ===========  ===========  =============

  During the three-month period ended June 30, 2003, the Company recorded additional restructuring charges of $206,000 relating to office space in San Diego, California. Due to the specialized nature of this facility and current economic conditions we no longer anticipate finding a tenant for the remaining available space. The amount of the reserve recorded is equal to the monthly lease payment of the unoccupied space multiplied by the remaining months on the lease. In addition, during the three-month period ended June 30, 2003, the Company reversed $81,000 of previously recorded restructuring charges relating to professional fees that were anticipated but never charged to the Company. The final cash payment to be recorded against the above restructuring reserve is currently expected to occur in March of 2010.

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

  During the second quarter of 2002, in accordance with SFAS No. 144, the Company recorded an impairment charge of $7.2 million, which represented the difference between the net book value of the identified fixed assets and the estimated discounted future cash flows the Company expected to be generated from the use of these assets over the average remaining useful lives. The Company's cash flow projections for each of the Company's geographic locations were developed using each locations historical growth rate. Certain locations outside of the Company's primary business locations had negative cash flows over the estimated useful lives of the assets under evaluation. The Company assigned a fair value of zero for those assets that could not be redeployed to business locations with positive cash flows. While the Company did not record an impairment charge during the three or nine-month periods ended September 30, 2003, if these estimates and the related assumptions change in the future, the Company may be required to record impairment charges in future periods.

  Gain on Repurchase of Bonds

  During the nine-month period ended September 30, 2002, the Company purchased from holders of its Senior Notes an aggregate of approximately $43.5 million principal amount of Senior Notes at a substantial discount to face value. The differences between the amounts paid to the holders of the Senior Notes and the face values of the amounts purchased and costs paid to outside parties to complete the transaction, were recorded as gains on repurchase of bonds of approximately $26.8 million for the nine-month period ended September 30, 2002.

  Income Taxes

  The Company's effective income tax rates for the three and nine-month periods ended September 30, 2003 and 2002 reflect the applicable federal and state statutory income tax rates. For the three-month periods ended September 30, 2003 and 2002, the Company's effective income tax rate was 35.6% and 40.0%, respectively. For the nine-month periods ended September 30, 2003 and 2002, the Company's effective income tax rate was 33.3% and 40.0%, respectively.

  Comprehensive Income (Loss)

  For the three-month periods ended September 30, 2003 and 2002, there was $15,000 and $19,000 of other comprehensive loss resulting from the net unrealized investment losses on available-for-sale marketable securities. For the nine-month periods ended September 30, 2003 and 2002, there was $59,000 and $30,000, respectively, of other comprehensive loss resulting from the net unrealized investment losses on available-for-sale marketable securities.

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

  During the three-month period ended March 31, 2003, the Company reduced the useful life for phone equipment provided to customers and computer hardware from 5 years to 3 years. In addition, the Company extended the useful life of certain leasehold improvements from 10 years to up to 20 years. For phone equipment provided to customers and computer hardware that had already been depreciated three years or longer as of January 2003, the change in the estimated useful lives resulted in those assets being fully depreciated in the three-month period ended March 31, 2003. Total equipment fully depreciated in the period was approximately $2.5 million. For phone equipment provided to customers and computer hardware that had not been depreciated three years or longer as of January 2003, the change in the estimated useful lives resulted in an increase in monthly depreciation expense. The change in depreciation expense is prospective as the increase in depreciation expense only applies to current and future periods. The increase in depreciation expense related to the useful life change was approximately $1.6 million for the three-month period ended March 31, 2003, but will decrease over time as assets become fully depreciated. The change in the useful life of the leasehold improvements resulted in a decrease in amortization expense on a prospective basis of less than $0.1 million for the three- month period ended March 31, 2003.

  For the three and nine-month periods ended September 30, 2003, the Company included the value of undeployed telephone systems and equipment previously shown as inventory as a component of property and equipment. The Company has reclassified the prior year's balance to conform to the current year presentation. The effect of this reclassification was an increase in property and equipment of $1.2 million and a corresponding decrease in inventory for the period ended December 31, 2002, as reflected in the accompanying unaudited condensed consolidated balance sheets.

  During the three-month period ended September 30, 2003 the Company reclassified some amounts related to a technology lease with Cisco Systems Inc. from depreciation expense to selling, general and administrative expenses. In management's opinion, the new classification more accurately presents the nature of the related expense in our income statement based on the underlying transaction. As a result of this reclassification depreciation decreased and selling, general and administrative costs increased by $0.3 million and $0.8 million in the three- and nine-month periods ended September 30, 2002, respectively.

  Long-Term Debt and Capital Lease Obligations:

  On January 29, 1999, the Company issued $150.0 million of Senior Notes at par. The Senior Notes bear interest at 13.5 percent per annum payable in semiannual installments, with all principal due in full on February 1, 2009. During the first, third and fourth quarters of 2002, the Company paid approximately $20.7 million to repurchase approximately $54.9 million principal amount of Senior Notes resulting in a gain of $33.8 million, net of the write- off of related capitalized debt issuance costs and costs paid to outside parties to complete the transaction. As of September 30, 2003, the principal amount due on the Senior Notes was $95.1 million.

  In 2001 and 2000, the Company leased $20.3 million of networking products manufactured by Cisco Systems, Inc. Equipment financed under this lease facility is being leased for a term of 36 months at which time the Company may purchase the equipment at its fair market value. These networking products have been accounted for as a capital lease. During the third quarter of 2003, the Company leased an additional $.8 million of equipment. This equipment is also being accounted for as a capital lease and is being leased over a period of 24 months. During the applicable three-month periods in 2003 and 2002, the Company made principal payments of $1.8 million and $1.7 million and recorded depreciation expense of approximately $1.7 million and paid maintenance expense of $0.3 million in each of the three-month periods. During the nine month periods ended September 30, 2003 and 2002 the Company made principle payments of approximately $5.3 million and $5.1 million and recorded depreciation expense of $5.1 million and paid $0.8 million of maintenance expense in each of the nine month periods related to leased equipment. As of September 30, 2003, the Company has future obligations, excluding interest, of $4.8 million that will be paid over the remaining terms of the leased equipment.

  Commitments and Contingencies:

  Purchase Commitments

  The Company purchases its switching equipment and products from several suppliers. During the normal course of business, the Company may enter into agreements with certain of its suppliers, which allow these suppliers to have equipment or inventory available for purchase based upon criteria as defined by the Company. As of September 30, 2003, the Company did not have any material future commitments to purchase equipment from any of its vendors.

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

  On March 29, 2002, SBC California (SBC) filed a Petition for Arbitration with the California Public Utilities Commission (CPUC) with respect to its ICA with the Company, which would replace the similar agreement that expired in June of 2001, but which continued in effect until replaced. On May 8, 2003, the CPUC announced its decision to adopt a modified alternate proposal of the ICA submitted by SBC. The new three-year agreement establishes the rules under which the Company and SBC can interconnect their networks to allow for the exchange of traffic, and the recovery of costs associated with exchanging such traffic. The ICA also recognizes that SBC, if legally entitled to do so, may implement the Federal Communications Commission (FCC) Intercarrier Internet Service Provider (ISP) order, which creates separate intercarrier compensation arrangements, including rates, terms and conditions, for "presumed ISP- bound" traffic. SBC notified the Company of its election to implement this plan beginning August 1, 2003. The Company disputed SBC's right to implement the FCC Plan, and on October 14, 2003 SBC filed a Complaint with the CPUC seeking resolution of this issue. The Company will oppose the relief sought by SBC and assert such claims against SBC as are appropriate. The terms of the agreement also incent the Company to modify its existing network in order to avoid new transport charges imposed by SBC. However in recognition of the complexity of this determination and the time required to enact such modifications, the CPUC has deferred the effectiveness of these new transport charges until February of 2004 to provide the Company time to modify its network. Such network modifications would cause additional costs on both an an-going and one-time basis. The agreement also authorizes the Company to charge tandem switching and transport where appropriate.

  On June 12, 2002, Verizon California (Verizon) filed a Petition for Arbitration with the CPUC with respect to its ICA with the Company, that would replace the similar agreement which expired in April of 2002, but continued in effect until replaced pursuant to an order of the CPUC. On June 2, 2003, the Company filed with the CPUC the new ICA with Verizon which resulted from the arbitration. The new three-year agreement establishes the rules under which the Company and Verizon can interconnect their networks to allow for the exchange of traffic and the recovery of costs associated with exchanging such traffic. In addition it includes a new transport charge applicable to certain traffic and makes the reciprocal compensation rates established by the FCC Plan effective upon the commencement of the term of the new agreement. The terms of the agreement also incent the Company to modify its existing network. However, in recognition of the complexity of this determination and the time required to enact such a modification, the CPUC has deferred the effectiveness of these new transport charges until January of 2004 to provide the Company time to modify its network. Such network modifications would cause additional costs on both an an-going and one-time basis. The agreement also authorizes the Company to charge tandem switching and transport where appropriate.

  In July 2003 Verizon appealed the arbitration decision of the CPUC to Federal District Court, arguing among other things that the FCC Plan rates should have been made retroactive. The Company has opposed the relief sought by Verizon, and has challenged the legality of the new transport charges imposed on certain traffic.

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

  The Company cannot predict the outcome of future CPUC proceedings, future appeals or additional pending cases involving related issues, or of the applicability of such proceedings to our ICA with these two or other ILECs. As a result, no assurance can be given that we will continue to collect reciprocal compensation, which represents a significant portion of our revenues, in the future, or that additional charges may not be imposed upon the Company under such agreements in the future. ISPs currently form a significant part of our customer base in California and adverse decisions in these or related FCC proceedings could limit our ability to serve this group of customers profitably and may have a material adverse effect on us.

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

  On July 10, 2003, a committee of the Company's board of directors conditionally approved a proposed settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the plaintiff's complaint. The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company's insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of the Company's insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the litigation.

  From time to time, the Company is a party to litigation that arises in the ordinary course of business. The Company believes that the resolution of this litigation, and any other litigation the Company may be involved with in the ordinary course of business, will not materially harm its business, financial condition or results of operations.

  Other Recent Pronouncements:

  In November 2002, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The Consensus mandates how goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for. EITF 00-21 was effective for transactions entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on our financial position, results of operations and cash flows

  In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Financial Instruments and Hedging Activities," was issued and is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The changes to financial reporting required by SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No.149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying guarantee to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and (4) amends certain other existing pronouncements. The Company has adopted SFAS No. 149 as of June 30, 2003 as required and the adoption of this statement did not have a significant impact on our financial position, results of operations and cash flows.

  In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company has adopted SFAS No. 150 as of June 30, 2003 as required and the adoption of this statement did not have a significant impact on our financial position, results of operations and cash flows.

  Related Party Transactions:

  Bay Alarm Company (Bay Alarm)

  Bay Alarm, (a significant stockholder of the Company), and its subsidiary, InReach Internet, LLC, are collectively a customer of the Company, comprising approximately 1.3% and 1.6%, or $390,000 and $532,000 of the Company's total revenues for the three-month periods ended September 30, 2003 and 2002, and 1.1% and 1.5%, respectively, or $1,193,000 and $1,731,000 of the Company's total revenues for the nine-month periods ended September 30, 2003 and 2002. As of September 30, 2003 and December 31, 2002 the Company had amounts due from Bay Alarm of $14,000 and $0 respectively. These amounts are included in trade accounts receivable, net, in the accompanying unaudited condensed consolidated balance sheets.

  Bay Alarm provides the Company with security monitoring services at its normal commercial rates. The Company has recorded approximately $10,000 and $16,000 of expenses for these services for the three-month periods ended September 30, 2003 and 2002 respectively. For both the nine-month periods ended September 30, 2003 and 2002, we recorded approximately $42,000 for these services. The Company also leases a facility in Oakland from Bay Alarm. Rents paid under this lease were approximately $82,000 and $81,000 for the quarters ended September 30 2003 and 2002 respectively. For the nine-month periods ended September 30, 2003 and 2002, rents paid were $245,000 and $210,000 respectively. All expenses paid to Bay Alarm are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

  Subsequent Events:

  On October 20, 2003 the Company announced that it had entered into a note and warrant purchase agreement with Deutsche Bank AG-London, acting through DB Advisors, LLC, as investment advisor (Deutsche Bank), the completion of which is subject to certain conditions. The financing, which is currently expected to close before year-end, involves the purchase by Deutsche Bank of a floating rate, pay-in-kind senior secured note in the principal amount of $40.0 million, which will mature in 2006 but which may be extended by Deutsche Bank for up to an additional 18 months at the option of Deutsche Bank. The note, which will be secured by substantially all of the Company's assets, will accrue interest at a rate equal to LIBOR plus 50 basis points. In addition, in connection with the financing, the Company has agreed to grant Deutsche Bank 3-year warrants to purchase 26,666,667 million shares of the Company's common stock at an exercise price of $1.50 per share. If Deutsche Bank extends the maturity date of the senior secured note, the term of the warrant will be extended to the same date.

  On October 30, 2003 the Company announced that, using the proceeds of the financing transactions, along with a majority of our existing cash balance, it had commenced a cash tender offer and consent solicitation to purchase up to $74 million, or approximately 77.8%, of the $95.1 million principal amount of its Senior Notes. If the aggregate principal amount of Senior Notes tendered pursuant to the tender offer exceeds the amount tendered for, the Company will accept Senior Notes for purchase on a pro rata basis. The tender offer consideration being offered for each validly tendered Senior Note is equal to $900 per $1,000 principal amount of the Senior Notes, plus any accrued and unpaid interest on the Senior Notes up to, but not including, the settlement date. Concurrently with the tender offer, the Company is also soliciting the consent of the holders of its Senior Notes to the amendment of certain of the restrictive covenants and other provisions of the indenture governing the Company's Senior Notes. The amendments would eliminate substantially all of the restrictive covenants and certain events of default and related provisions contained in the indenture. If we receive the consent of noteholders holding a majority of the outstanding principal amount of Senior Notes, we expect to enter into a supplemental indenture incorporating the amendments. Noteholders that tender their Senior Notes pursuant to the tender offer will be deemed to have consented to the proposed amendments, and noteholders may not validly give their consent to the amendments without tendering their Senior Notes.

  In order to encourage the Company's noteholders to tender their Senior Notes and provide consent in a timely manner, the Company is offering an "early tender premium" of $20 per $1,000 of principal amount, payable to all noteholders that tender their Senior Notes and consent to the amendment of the indenture, and have not withdrawn such offer or consent, whether or not such Senior Notes are accepted by the Company. In addition, of the total consideration paid in the tender offer, $0.25 per $1,000 principal amount will be designated a "consent payment" in exchange for each noteholder's consent to the proposed amendments to the indenture. If the tender offer is completed, we expect that we will pay the consent payment to all record holders of Senior Notes who validly tender and do not withdraw their consent, whether or not such Senior Notes are accepted by us.

  Closing of the financing is contingent upon, among other things, the receipt by Pac-West of shareholder approval of the issuance of the warrants and the common stock issuable upon exercise of the warrants. In addition, closing of the financing is also contingent upon receipt by the Company of the consent of the holders of at least a majority of the outstanding principal amount of the Company's Senior Notes to an amendment or waiver of certain provisions of the indenture governing such Senior Notes and the tender of at least a majority of the outstanding principal amount of such Senior Notes.

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

Overview

Pac-West is a provider of integrated communications services in the western United States. Our customers include Internet service providers (ISPs) and enhanced communications service providers, collectively referred to as service providers (SPs), and small and medium-sized enterprise (SME) businesses, many of which are communications intensive users.

We built our facilities-based network to capitalize on the significant growth in Internet usage and in the related demand for local telephone service by SPs, as well as the increasing demand of SME businesses for customized and integrated voice and data communications services. We believe the statewide footprint of our network, which encompasses all of the major metropolitan areas of California, provides us with a significant competitive advantage over incumbent local exchange carriers (ILECs) and other competitive local exchange carriers (CLECs), particularly with regard to SP customers. Our ubiquitous network within the State of California enables SPs to provide their business and residential customers with access to Internet, paging and other data and voice services from almost any point in the state through a local call. We believe the breadth of our product offerings and the structure of our network enable us to generate high network utilization and strong gross profit margins. In addition, by providing a level of customer service that we believe is higher than that of our competitors, we believe that we differentiate ourselves in the marketplace. We also believe that this focus on superior customer service on a company-wide basis, which we have internally referred to as "Five Star," will provide us with the ability to sustain high levels of customer loyalty and allow us to achieve benchmark industry levels of turnover in customers, or "churn".

For the three-month periods ended September 30, 2003 and 2002, we had net revenues of approximately $30.3 million and $34.2 million, respectively. Operating expenses for the three-month periods ended September 30, 2003 and 2002 were $33.8 million and $37.2 million. Net income (loss) for the three-month periods ended September 30, 2003 and 2002 was $(4.3) million and $4.9 million. Net income for the three-month period ended September 30, 2002 included a gain on repurchase of bonds of $14.9 million.

For the nine-month periods ended September 30, 2003 and 2002, we had net revenues of approximately $106.6 million and $115.8 million. Included in net revenues for the nine-month period ended September 30, 2003 and 2002 were $5.7 million and $4.8 million of amounts earned by the Company for services rendered in prior periods but withheld by certain ILECs. The amounts collected represented 5.3% and 4.1% of our total revenues for the nine-month periods ended September 30, 2003 and 2002, respectively. Operating expenses for the nine-month periods ended September 30, 2003 and 2002 were $105.2 million and $132.1 million, respectively. Operating expenses for the nine-month period ended September 30, 2002 include $9.3 million of restructuring charges and $7.2 million of asset impairment charges. Operating expenses for the nine-month period ended September 30, 2003 were net of $6.1 million of negotiated supplier credits. Net loss for the nine-month periods ended September 30, 2003 and 2002 was $5.5 million and $1.1 million, respectively. Net loss for the nine-month period ended September 30, 2002 included a gain on repurchase of bonds of $26.8 million.

EBITDA represents earnings before interest expense, net; income taxes; depreciation and amortization. EBITDA for the three-month periods ended September 30, 2003 and 2002 was $6.3 million and $21.7 million. EBITDA for the nine-month periods ended September 30, 2003 and 2002 was $35.3 million and $39.9 million. We believe EBITDA is a common measure used by analysts and investors as well as a means to evaluate our capacity to meet our service obligations. We use EBITDA as an internal measurement tool and have also included EBITDA performance goals in its 2003 compensation plans. Accordingly, we are including EBITDA in our discussion of financial performance as we believe that its presentation provides useful and relevant information. The table below reconciles EBITDA to the Company's net cash provided by operating activities.

                                                     Three-Month Periods Ended     Nine-Month Periods Ended
                                                            September 30,               September 30,
                                                    --------------------------  --------------------------
                                                        2003          2002          2003          2002
                                                    ------------  ------------  ------------  ------------
                                                    (unaudited)   (unaudited)   (unaudited)   (unaudited)
EBITDA............................................ $  6,315,000  $ 21,670,000  $ 35,254,000  $ 39,917,000
Less:
    Net gain on bond repurchase...................           --    14,854,000            --    26,796,000
    Non-cash restructuring charges................           --      (192,000)           --    (3,408,000)
    Impairment of assets..........................           --            --            --    (7,153,000)
    Change in operating assets and liabilities....   (6,839,000)    5,614,000     7,960,000    (3,033,000)
    Interest expense, net.........................    3,149,000     3,708,000     9,541,000    12,383,000
    Current income tax benefit ...................           --      (290,000)       84,000    (7,386,000)
    Allowance for doubtful accounts receivable....           --       (85,000)           --    (1,596,000)
    Amortization of deferred financing costs......     (105,000)     (143,000)     (315,000)     (575,000)
    Amortization of deferred stock compensation...           --       (26,000)           --       (78,000)
                                                    ------------  ------------  ------------  ------------
         Net cash provided by operating activities $ 10,110,000  $ (1,770,000) $ 17,984,000  $ 23,967,000
                                                    ============  ============  ============  ============

We are California's second largest local business market competitor based on access lines as of data, as reported by the CPUC during the second quarter of 2003. As of September 30, 2003, we had 425,070 total DS-0 (digital signal level of 64,000 bits per second) equivalent lines in service, referred to as "lines" going forward, an increase of 100,970 or 31.2% from September 30, 2002. Total lines include wholesale and on-network retail line equivalents. We have also segregated small to medium-size business lines into on-network and off-network components as related to the Company's decision to exit a number of off-network lines of business. For the three-month periods ended September 30, 2003 and 2002 our minutes of use were 11.2 billion and 8.2 billion, respectively, an increase of 3.0 billion, or 36.6%. For the nine-month periods ended September 30, 2003 and 2002 our minutes of use were 30.6 billion and 23.6 billion, respectively, an increase of 7.0 billion, or 29.7%.

In 2001 and 2002, in response to a weak economy and increased competitive pressure resulting from lower than expected demand for telecommunications services and overcapacity in our industry, we restructured certain aspects of our operations. In particular, among other things, we suspended expansion plans in certain states, exited certain lower margin product and service markets, closed certain switch facilities and implemented certain other cost-savings initiatives. In addition during the second quarter of 2003, the Company recorded additional restructuring charges of $206,000 resulting from our vacating lease office space in San Diego, California. We currently occupy approximately 25% of the lease space, but due to the specialized nature of these facilities and current economic conditions we no longer anticipate finding a tenant for the available remaining leased space. The amount of the reserve recorded is equal to the monthly lease payment on the unoccupied space multiplied by the remaining months on the lease. In addition, during the three- month period ended June 30, 2003, the Company reversed $81,000 of previously recorded restructuring charges relating to professional fees that were anticipated but never charged to us. As of September 30, 2003, we had a remaining liability of $501,000 for facilities relating to this restructuring.

On May 28, 2002, our common stock ceased being quoted on the Nasdaq National Market and began being quoted on the Nasdaq SmallCap Market as a result of our failure to comply with the Nasdaq's minimum bid price requirement. To regain compliance with this requirement, the minimum closing bid price of our stock was required to close at $1.00 or above per share for a period of 10 consecutive business days. On March 19, 2003, we were notified by Nasdaq that we had until May 12, 2003, to regain compliance with the minimum bid price requirement. On May 19, 2003, we received notification from the Nasdaq Listing Qualifications Panel that our securities were subject to delisting from the Nasdaq SmallCap Market. We appealed the decision and requested a hearing with Listing Qualifications Panel to present our plan to regain compliance with the minimum bid price requirement.

On or about April 29, 2003, we mailed to our shareholders a proxy statement, which, among other things, solicited their proxies with respect to a proposal to amend our articles of incorporation to provide for a reverse share split. As described in our proxy statement, the reverse share split was designed to increase the market price of our common shares above $2.00 per share, which is above the Nasdaq minimum bid requirement of $1.00, in order to maintain our listing on the Nasdaq Small Cap Market. On June 9, 2003, at the annual shareholders meeting, the reverse split plan was approved by our shareholders giving our board of directors the authority to subsequently approve the amendment and implement the reverse share split at its discretion based upon its evaluation as to if and when such action would be most advantageous to us and our shareholders. On August 11, 2003, we received notification from the Nasdaq Listing Qualifications Panel that we regained compliance with all requirements for continued listing on the Nasdaq SmallCap Market. Consequently, we currently have no plans to implement the reverse split approved by our shareholders on June 9, 2003.

On October 20, 2003 we announced that we had entered into a note and warrant purchase agreement with Deutsche Bank AG - London, acting through DB Advisors, LLC, as investment advisor, which provides, among other things, that, subject to certain conditions, we will receive cash in the amount of $40 million less certain expenses in exchange for the issuance of a senior secured note in the principal amount of $40 million and warrants to purchase up to 26,666,667 shares of our common stock at an exercise price of $1.50 per share. In addition, on October 30, 2003, we announced that we had commenced a cash tender offer and consent solicitation, using the proceeds from the financing transactions, together with a majority of our existing cash balance, to fund a tender offer for at least a majority of our Senior Notes. Closing of the financing transactions is contingent upon, among other things, the receipt by us of shareholder approval of the issuance of the warrants and the common stock issuable upon exercise of the warrants and the consent of the holders of at least a majority of the outstanding principal amount of our Senior Notes to an amendment or waiver of certain provisions of the indenture governing such Senior Notes.

Factors Affecting Operations:

Revenues. We derive our revenues from monthly recurring charges, usage charges and amortization of initial non-recurring charges. We provide services to both retail and wholesale customers. Monthly recurring charges include the fees paid by customers for lines in service and additional features on those lines, as well as equipment collocation services. Usage charges consist of fees paid by end users for each call made, fees paid by ILECs as reciprocal compensation for completion of their customers' calls through our network, and access charges paid by carriers for long distance traffic terminated on our network. Initial non-recurring charges consist of fees paid by end users for the installation of our service. These payments and related costs up to the amount of revenues are recognized as revenue and expense ratably over the term of the service contracts, which is generally 24 to 36 months. In accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," we recognize revenue when there is persuasive evidence of an arrangement, delivery of the product or performance of the service has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.

A substantial portion of our revenue is derived from reciprocal compensation paid by ILECs with which we have interconnection agreements (ICAs). The revenues from these carriers are the result of ICAs we have entered into with them that provide for the transport and termination of local telecommunication traffic. Reciprocal compensation payments are currently an important source of revenue for the Company, and as a result, the failure, for any reason, of one or more ILECs from which we receive reciprocal compensation payments to make all or a significant portion of such payments in the future could adversely affect our financial condition. Key drivers of reciprocal compensation revenue include the number of calls we terminate, the minutes of use associated with such calls and the rates we are compensated at by the ILECs. During 2002, we experienced a decrease of approximately 57.6% in the average rate at which we are compensated by the ILECs. From the nine-month period ended September 30, 2002 to the nine-month period ended September 30, 2003, the reciprocal compensation rate at which we are compensated by the ILECs (excluding $5.7 million and $4.8 million of previously withheld reciprocal compensation billings earned by the Company in prior periods, but withheld by certain ILECs, that were recorded in the nine- month periods ended September 30, 2003 and 2002) decreased by approximately 41.6%. However to date, we have been successful in partially offsetting the impact of the rate reductions on our revenues as a result of increases in both the number of calls we terminate and in the total minutes of use associated with such calls. The right of CLECs, such as us, to receive reciprocal compensation is the subject of numerous regulatory and legal challenges, further described below. For instances when the reciprocal compensation payments we receive are not in dispute, we will continue to recognize reciprocal compensation as revenue when received in cash or when collectibility is reasonably assured. As previously announced, both Verizon and SBC have attempted to adopt the Federal Communications Commission's (FCC) Intercarrier ISP Compensation Order. In particular, the FCC ISP Order introduced a series of declining reciprocal compensation pricing tiers for minutes of use, at rates starting below the rates previously negotiated in our interconnection agreements with both carriers. The lowest pricing tier specified by the FCC ISP order was reached on June 15, 2003, which will remain in effect until such time that a replacement FCC ISP Order may be introduced. Additionally, the FCC ISP Order introduced artificial annual growth limits on compensable minutes of use subject to reciprocal compensation based on the composition and balance of traffic between carriers. Based on Verizon's interpretation of the growth cap formula, Verizon commenced withholding reciprocal compensation payments to us during July 2003, and has indicated its intention to withhold any further reciprocal compensation payments for the duration of 2003. If other significant carriers that we exchange traffic with, such as SBC, were to adopt a similar interpretation of the growth cap formula, we could experience further significant reductions in reciprocal compensation revenue as a result of payment withholdings for the balance of 2003. Furthermore, ILECs that withhold reciprocal compensation payments for 2003 based on their interpretation of the FCC ISP Order may also withhold reciprocal compensation payments in 2004 and beyond once we have exceeded the growth cap.

We are disputing these withheld reciprocal compensation revenues and have challenged the legality of the growth caps as well as Verizon's and SBC's implementation of the FCC ISP Order. There are no assurances that we will ever receive any disputed past or future reciprocal compensation payments. We expect that reciprocal compensation will continue to represent a significant portion of our revenues in the future.

Pac-West's revenue base is characterized by a concentration of customers. Reciprocal compensation revenue streams are generated primarily by three customers for the three and nine-month periods ended September 30, 2003 and 2002. Revenues generated by direct billings to SP and SME customers is primarily derived from approximately 20 of our largest customers for the three and nine-month periods ended September 30, 2003 and 2002. Though these relationships are governed by contract, there is no guarantee we will receive the full benefit of these contracts, or that we will be able to maintain these customers over the long term.

On May 16, 2002, the CPUC implemented an Unbundled Network Element (UNE) pricing structure for local traffic exchanged with SBC in California. The impact of this pricing structure has reduced our reciprocal compensation revenues by approximately $2.0 million per month since its implementation. During the quarter ended June 30, 2003, we finalized new ICAs with both SBC and Verizon. These new three-year agreements establish the rules under which we and SBC or Verizon can interconnect networks to allow for the exchange of traffic, and the recovery of costs associated with exchanging such traffic. The ICA with Verizon provides that the FCC Plan reciprocal compensation rates would become effective on the effective date of the new ICA. Verizon has appealed this result, arguing that the FCC Plan rates should be retroactive to an earlier date. The Company has opposed Verizon's position and has also asserted that the new transport charges contained in the ICA are unlawful. This matter is currently pending in Federal District Court. The ICA with SBC also recognizes that SBC, if legally entitled to do so, may implement the FCC Intercarrier ISP order. SBC has notified us of its election to implement the FCC order beginning August 1, 2003.

The terms of these ICAs require us to modify our existing network in material respects in order to avoid certain new transport charges imposed under the ICAs. However, in recognition of the complexity of this determination and the time required to enact such a modification, the CPUC has deferred the effectiveness of these new transport charges until February of 2004 (SBC) and January of 2004 (Verizon) to provide us time to modify our network in order to avoid the charges. If we elect to make such modifications to our network we estimate one time expenses associated with the implementation of such modifications to be approximately $1.2 million and a corresponding increase in on-going expense of $4.0 million per year (at current level of interconnection facilities which may be subject to change). The ICAs also authorize us to charge tandem switching and transport where appropriate.

Cost of Sales. Costs of sales are comprised primarily of leased transport charges, usage charges for long distance and intrastate calls and, to a lesser extent, reciprocal compensation we pay to other companies related to calls that originate with one of our customers and terminate on the network of an ILEC or other CLEC. Our leased transport charges include the lease payments we incur for the transmission facilities, or circuits, used to connect our customers to our switches and to connect to the ILEC and other CLEC networks. Due to our strategy of leasing rather than building our own transport facilities our operating costs provide for gross margins in excess of 50%. Our lease commitments often have initial lease terms in excess of one-year from the commitment date. When the lease commitment is fulfilled, the lease often converts to a month-to-month agreement and thus reduces our future lease commitments.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses include network development, administration and maintenance costs, selling and marketing, customer service, provisions for doubtful accounts, information technology, billing, corporate administration and personnel.

Economic Conditions in the State of California. The current economic conditions in California may impact our financial results. The state's economy continues to recover, but at a slower rate than the national average. There has been modest employment growth, but limited growth in wages and salaries. While we do not believe that current economic conditions in California will materially impact near-term financial results, we cannot guarantee that it will not have an impact in the future.

Telecommunication Industry Trends. Competition in the communication services market has resulted in the consolidation of CLECs, a trend we expect to continue. In order to grow our business and better serve our customers, we continue to consider new business models and strategies, including potential acquisitions or new business lines. We believe that the statewide footprint of our network, which encompasses all of the major metropolitan areas of California, provides us with a significant competitive advantage that will enable us to successfully compete in the future, but we cannot guarantee that we will be able to sustain continued growth.

As technology continues to evolve with the corresponding development of new products and services, there is no guarantee we will retain our customers with our existing product and service offerings or with any new products or services we may develop in the future. The introduction of Broadband and Voice over Internet Protocol (VoIP) could someday effect the growth of our existing dial-up access to the Internet and our switched local and long-distance voice products.

Proposed Deutsche Bank financing transactions and related tender offer. On October 20, 2003, we announced that we had entered into a note and warrant purchase agreement with Deutsche Bank which provides, among other things, that, subject to certain conditions, we will receive cash in the amount of $40 million less certain expenses in exchange for the issuance of a senior secured note in the principal amount of $40 million and warrants to purchase up to 26,666,667 shares of our common stock at an exercise price of $1.50 per share. In addition, on October 30, 2003, we announced that we had commenced a cash tender offer and consent solicitation, using the proceeds from the financing transactions, together with a majority of our existing cash balance, to fund a tender offer for at least a majority of our Senior Notes. Closing of the financing transactions is contingent upon, among other things, the receipt by us of shareholder approval of the issuance of the warrants and the common stock issuable upon exercise of the warrants and the consent of the holders of at least a majority of the outstanding principal amount of our Senior Notes to an amendment or waiver of certain provisions of the indenture governing such Senior Notes.

Quarterly Operating and Statistical Data:

The following tables summarize the unaudited results of operations as a percentage of revenues for the three and nine-month periods ended September 30, 2003 and 2002. Revenues for the nine-month period ended September 30, 2003 include $5.7 million in reciprocal compensation revenues previously earned by us, but withheld by certain ILECs. Revenues for the nine- month period ended September 30, 2002 include $4.8 million in reciprocal compensation revenues previously earned by us, but withheld by certain ILECs. The following data should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report:

                                                     Three-Month Periods Ended     Nine-Month Periods Ended
                                                            September 30,               September 30,
                                                    --------------------------  --------------------------
                                                        2003          2002          2003          2002
                                                    ------------  ------------  ------------  ------------

Consolidated Statements of Operations Data:         (unaudited)   (unaudited)   (unaudited)   (unaudited)

Revenues..........................................        100.0%       100.0%       100.0%       100.0%
Cost of sales.....................................         29.1%        36.5%        24.9%        34.8%
Selling, general and administrative expenses......         50.0%        43.5%        41.9%        39.7%
Depreciation and amortization expenses............         32.5%        28.7%        31.8%        25.4%
Restructuring charge..............................           -- %         0.1%         0.1%         8.1%
Impairment of assets..............................           -- %          -- %          -- %         6.2%
Income (loss) from operations.....................        (11.7)%        (8.7)%         1.3%       (14.0)%
Gain on repurchase of bonds.......................           -- %        43.4%          -- %        23.1%
Net income (loss) ................................        (14.2)%        14.3%        (5.1)%        (1.0)%

The following table sets forth unaudited statistical data for each of the specified three-month periods of 2003 and 2002. The operating and statistical data for any quarter are not necessarily indicative of results for any future period.

                                                 Three-Month Periods Ended
                                     ------------------------------------------------------------------------------
                                                2003                                       2002
                                     ------------------------------------------------------------------------------
                                     Sept. 30,   June 30,   March 31,   Dec 31,   Sept. 30,  Jun. 30,   Mar. 31,
                                     ----------  ---------  ---------  ---------  ---------  ---------  -----------
                                     (unaudited) (unaudited)(unaudited)(unaudited)(unaudited)(unaudited)(unaudited)
Ports equipped.....................    998,400    998,400    940,800    940,800    944,644    944,644      768,000
Lines sold to date.................    425,246    407,774    341,494    335,851    328,649    323,249      322,939
Lines in service to date...........    425,070    403,751    337,294    327,021    324,100    320,042      257,606
Quarterly minutes of use
 switched (in millions)............     11,189     10,030      9,394      8,532      8,211      7,656        7,714
Capital expenditures
 (in thousands).................... $    1,504  $   1,713  $   1,482  $   3,046 $    2,919 $    5,963  $     7,636
Employees..........................        371        402        402        414        402        406          402

Three-Month Period Ended September 30, 2003 Compared to the Three-Month Period Ended September 30, 2002

Our significant revenue components and operational metrics for the three-month periods ended September 30, 2003 and 2002 are as follows:

                                                    Three-Month Periods Ended September 30
Revenues:                                               2003          2002        % Change
                                                    ------------  ------------  ------------
                                                    (unaudited)   (unaudited)

Reciprocal compensation........................... $  7,773,000  $ 12,073,000         (35.6)%
Direct billings to SP customers...................   12,004,000    10,666,000          12.5%
Direct billings to SME customers..................    4,618,000     3,279,000          40.8%
Outbound local and long distance..................    3,287,000     3,476,000          (5.4)%
Dedicated transport...............................    1,223,000     2,258,000         (45.8)%
Switched access...................................    1,248,000     2,600,000         (52.0)%
COAM..............................................       61,000        13,000         369.2%
Other.............................................       98,000      (164,000)       (159.8)%
                                                    ------------  ------------
Total revenues.................................... $ 30,312,000  $ 34,201,000         (11.4)%
                                                    ============  ============

Operational metrics:
DS-0 equivalent lines in service .................      425,070       324,100          31.2%
Minutes of use (in billions) .....................         11.2           8.2          36.6%

Consolidated revenues for the three-month period ended September 30, 2003 decreased by $3.9 million, or 11.4%, to $30.3 million from $34.2 million for the three-month period ended September 30, 2002. This decrease is primarily due to a $4.3 million decline in reciprocal compensation from lower per minute reciprocal compensation rates paid by ILECs and the withholding of reciprocal compensation payments by Verizon for approximately two months of the third quarter of 2003. These declines were partially offset by increased DS-0 lines in service and total minutes of use on a year over year basis.

As previously announced, both Verizon and SBC have attempted to adopt the FCC's ISP Order. In particular, the FCC ISP Order introduced a series of declining reciprocal compensation pricing tiers for minutes of use, at rates starting below the rates previously negotiated in our interconnection agreements with both carriers. The lowest pricing tier specified by the order was reached on June 15, 2003, which will remain in effect until such time that a replacement FCC Order may be introduced.

Additionally, the FCC ISP Order introduced artificial annual growth limits on compensable minutes of use subject to reciprocal compensation based on the composition and balance of traffic between carriers. Based on Verizon's interpretation of the growth cap formula, Verizon commenced withholding reciprocal compensation payments to us during July 2003, and has indicated its intention to withhold any further reciprocal compensation payments for the duration of 2003. If other significant carriers that we exchange traffic with, such as SBC, were to adopt a similar interpretation of the growth cap formula, we could experience further significant reductions in reciprocal compensation revenue as a result of payment withholdings for the balance of 2003. Furthermore, ILECs that withhold reciprocal compensation payments for 2003 based on their interpretation of the FCC order may also withhold reciprocal compensation payments in 2004 and beyond, once we have exceeded the growth cap.

We are disputing these withheld reciprocal compensation revenues and have challenged the legality of the growth caps and as well as Verizon's and SBC's implementation of the FCC ISP Order. There are no assurances that disputed past or future reciprocal compensation payments will ever be paid to us.

The total lines in service increased by 100,970 or 31.2% to 425,070 as of September 30, 2003 from 324,100 lines as of September 30, 2002. Billable minutes of use were 11.2 billion for the three-month period ended September 30, 2003, an increase of approximately 3.0 billion or 36.3% from 8.2 billion billed minutes during the three-month period ended September 30, 2002.

The number of inbound local minutes subject to reciprocal compensation revenues in accordance with ICAs were 11.0 billion and 8.0 billion for the quarters ended September 30, 2003 and 2002, respectively. The year over year increase of 3.0 billion billable minutes of use from September 30, 2002 to 2003 represented a 37.5% increase. The favorable increase in inbound local minutes was offset by a decline in the reciprocal compensation rates from September 30, 2002 to 2003. Reciprocal compensation revenues decreased $4.3 million or 35.6% from $12.1 million in the three-month period ended September 30, 2002 to $7.8 million for the three-month period ended September 30, 2003.

Direct billings to SP customers increased during the three- month period ended September 30, 2003 from the same period in 2002 by $1.3 million, or 12.5%, to $12.0 million from $10.7 million during the three-month period ended September 30, 2002. While lines in service to this market increased from 272,950 lines at September 30, 2002 to 362,154 lines in service at September 30, 2003, an increase in lines of 89,204, or 32.7%, revenue per line decreased due to increased competitive pressures.

Direct billings to SME business customers increased in the three-month period ended September 30, 2003 from the same period in 2002 by $1.3 million, or 40.8%, to $4.6 million from $3.3 million during the quarter ended September 30, 2002. This change was primarily due to an increase in lines in service from 51,150 lines at September 30, 2002 to 62,916 lines in service at September 30, 2003, an increase in lines of 11,766, or 23.0%.

Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, increased by less than $0.2 million during the three-month period ended September 30, 2003 from the same period in 2002.

The $1.1 million, or 45.8%, decrease in dedicated transport revenues to $1.2 million during the quarter ended September 30, 2003 from $2.3 million during the quarter ended September 30, 2002 primarily relates to decreased service levels in 2003.

Switched access revenues decreased in the three-month period ended September 30, 2003 from the same period in 2002 by $1.4 million, or 52.0% to $1.2 million from $2.6 million in the quarter ended September 30, 2002. This was primarily because of lower billing rates in 2003.

Our significant costs and expenses for the three-month periods ended September 30, are as follows:

                                                    Three-Month Periods Ended September 30
Costs and expenses:                                     2003          2002        % Change
                                                    ------------  ------------  ------------
                                                    (unaudited)   (unaudited)

Cost of sales..................................... $  8,829,000  $ 12,478,000         (29.2)%
Selling, general and administrative...............   15,155,000    14,874,000           1.9%
Depreciation and amortization.....................    9,862,000     9,815,000           0.5%

                                                    ------------  ------------
Total costs and expenses.......................... $ 33,846,000  $ 37,167,000          (8.9)%
                                                    ============  ============

Our consolidated cost of sales for the quarter ended September 30, 2003 decreased by $3.6 million, or 29.2%, to $8.8 million from $12.5 million for the corresponding period in 2002. The decrease in expense for the quarterly periods is primarily the result of $2.0 million in negotiated supplier credits recorded in the three-month period ended September 30, 2003. These supplier credits are as a result of the resolution of disputes with our suppliers and there can be no assurances that we will continue to receive supplier credits in the future. We continue to experience an increase in network operations associated with a higher level of telecommunications activity, however our operating costs are declining from prior periods as a result of discontinuing certain low-margin products and services, specifically products and services related to COAM equipment and DSL, and improving capital utilization. Although we continue to look for ways to continue to reduce our operating costs, we cannot guarantee that our cost of sales will continue to decline in the future.

Our consolidated selling, general and administrative expenses for the three-month period ended September 30, 2003 increased $0.3 million, or 1.9%, to $15.2 million from $14.9 million for the corresponding period in 2002. The increase is primarily the result of increased employee compensation costs of $0.4 million. Selling, general and administrative expenses were 50.0% and 43.5% of revenues for the three-month periods ended September 30, 2003 and 2002, respectively. The increase in selling, general and administrative expenses as a percentage of revenues is due to the combination of an decrease in gross revenues from the three-month period ended September 30, 2002 to the three-month period ended September 30, 2003 and from the previously discussed increase in expenses.

Our consolidated depreciation and amortization expense for the three-month period ended September 30, 2003 increased $0.1 million to $9.9 million, from $9.8 million for the same period in 2002. Depreciation and amortization as a percentage of revenues increased to 32.5% for the three-month period ended September 30, 2003 from 28.7% from the same period ended 2002. The increase in depreciation and amortization expense is primarily due to additional depreciation expense incurred on purchases of equipment placed in service since September 30, 2002.

Our consolidated interest expense, net for the three- month period ended September 30, 2003 decreased $0.6 million, or 16.2%, to $3.1 million from $3.7 million for the same period ended 2002. Interest expense is net of interest income. Interest expense over these two periods is primarily related to our Senior Notes issued on January 29, 1999, including amortization of related deferred financing costs associated with the offering over a period of ten years. As a result of repurchasing some of our Senior Notes during 2002, interest expense declined between quarters.

Our effective income tax rates for the quarters ended September 30, 2003 and 2002 reflect the applicable Federal and state statutory income tax rates. For the quarters ended September 30, 2003 and 2002, our effective income tax rate was 35.6% and 40.0%, respectively.

Nine-Month Period Ended September 30, 2003 Compared to the Nine-Month Period Ended September 30, 2002

Our significant revenue components and operational metrics for the nine-month periods ended September 30, 2003 and 2002, are as follows:

                                                    Nine-Month Periods Ended September 30
Revenues:                                               2003          2002        % Change
                                                    ------------  ------------  ------------
                                                    (unaudited)   (unaudited)

Reciprocal compensation........................... $ 41,014,000  $ 51,625,000         (20.6)%
Direct billings to SP customers...................   33,058,000    31,860,000           3.8%
Direct billings to SME customers..................   12,539,000     9,246,000          35.6%
Outbound local and long distance..................    9,791,000    10,162,000          (3.7)%
Dedicated transport...............................    4,345,000     7,009,000         (38.0)%
Switched access...................................    4,848,000     5,500,000         (11.9)%
COAM..............................................      328,000       383,000         (14.4)%
Other.............................................      627,000         7,000       8,857.1%
                                                    ------------  ------------
Total revenues.................................... $106,550,000  $115,792,000          (8.0)%
                                                    ============  ============

Operational metrics:
DS-0 equivalent lines in service .................      425,070       324,100          31.2%
Minutes of use (in billions) .....................         30.6          23.6          29.7%

Consolidated revenues for the nine-month period ended September 30, 2003 decreased by $9.2 million, or 8.0%, to $106.6 million from $115.8 million for the nine-month period ended September 30, 2002. The decrease in revenues is primarily the result of a $10.6 million decrease in reciprocal compensation, which includes $5.7 million and $4.8 million of previously withheld reciprocal compensation billings earned by the Company in prior periods, but withheld by certain ILECs, that were recorded in the nine-month periods ended September 30, 2003 and 2002, respectively. For the nine-month periods ended September 30, 2003 and 2002, reciprocal compensation was $41.0 million and $51.6 million, respectively, and accounted for approximately 38.5% and 44.6%, respectively of our total revenues. The remainder of the variance from the nine-month periods ended September 30, 2003 and 2002 was comprised of a decrease in dedicated transport revenues, offset by increases in direct billings to SME and SP customers. During 2002, we experienced a decrease of approximately 57.6% in the reciprocal compensation average rate at which we are compensated at by the ILECs. From the nine-month period ended September 30, 2002 to the nine-month period ended September 30, 2003, the reciprocal compensation rate at which we are compensated by the ILECs (excluding $5.7 million and $4.8 million of previously withheld reciprocal compensation billings earned by the Company in prior periods, but withheld by certain ILECs, that were recorded in the nine-month periods ended September 30, 2003 and 2002) decreased by approximately 41.6%. However, to date, we have been successful in partially offsetting the impact of the rate reductions on our revenues due to increases in both the number of calls we terminate and in the total minutes of use associated with such calls.

The total lines in service increased by 100,970 or 31.2% to 425,070 billion as of September 30, 2003 from 324,100 lines as of September 30, 2002. Billable minutes of use were 30.6 billion for the nine-month period ended September 30, 2003, an increase of approximately 7.0 billion, or 29.7%, from 23.6 billion billed minutes during the nine-month period ended September 30, 2002.

The number of inbound local minutes subject to reciprocal compensation revenues in accordance with ICAs were 30.0 billion and 23.1 billion for the nine-month periods ended September 30, 2003 and 2002, while the year over year increase of 6.9 billion billable minutes of use from September 30, 2002 to 2003 represented a 29.9% increase. However, the favorable increase in inbound local minutes was offset by a decline in the reciprocal compensation rates from September 30, 2002 to 2003. Reciprocal compensation revenues decreased $10.6 million, or 20.6%, from $51.6 million in the nine-month period ended September 30, 2002 to $41.0 million for the nine-month period ended September 30, 2003. Included in reciprocal compensation revenues are $5.7 million and $4.8 million in reciprocal compensation revenues previously earned by us, but withheld by certain ILECs during the nine-month periods ended September 30, 2003 and 2002, respectively.

Direct billings to SP customers increased during the nine- month period ended September 30, 2003 from the same period in 2002 by $1.2 million, or 3.8%, to $33.1 million from $31.9 million during the nine-month period ended September 30, 2002. While lines in service to this market increased from 272,950 lines at September 30, 2002 to 362,154 lines in service at September 30, 2003, an increase in lines of 89,204, or 32.7%, revenue per line decreased due to competitive pressures.

Direct billings to SME business customers increased in the nine-month period ended September 30, 2003 from the same period in 2002 by $3.3 million, or 35.6%, to $12.5 million from $9.2 million during the same period in 2002. This change was primarily due to introduction of new services for SME customers in 2003 combined with an increase in lines in service from 51,150 lines at September 30, 2002 to 62,916 lines in service at September 30, 2003, an increase in lines of 11,766, or 23.0%.

Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased by $0.4 million during the nine-month period ended September 30, 2003 from the same period in 2002. The decline in revenue from 2002 to 2003 resulted from the combination of lower total minutes of local and long distance billed for the nine-month in 2003 as compared to 2002 combined with a decline in the average rate per minute charged to customers for local and long distance services from 2003 to 2002.

The $2.7 million, or 38.0%, decrease in dedicated transport revenues to $4.3 million during the nine-month period ended September 30, 2003 from $7.0 million during the nine-month period ended September 30, 2002 primarily relates to reduced service levels.

Switched access revenues decreased in the nine-month period ended September 30, 2003 from the same period in 2002 by $0.7 million, or 11.9%, to $4.8 million from $5.5 million in the nine-month period ended September 30, 2002. This decrease was mainly due to payments received in 2002 that were previously withheld.

Our significant costs and expenses for the nine-month periods ended September 30, are as follows:

                                                    Nine-Month Periods Ended September 30
Costs and expenses:                                     2003          2002        % Change
                                                    ------------  ------------  ------------
                                                    (unaudited)   (unaudited)

Cost of sales..................................... $ 26,532,000  $ 40,245,000         (34.1)%
Selling, general and administrative...............   44,609,000    45,936,000          (2.9)%
Depreciation and amortization.....................   33,913,000    29,392,000          15.4%
                                                    ------------  ------------
Total costs and expenses.......................... $105,054,000  $115,573,000          (9.1)%
                                                    ============  ============

Our consolidated cost of sales for the nine-month period ended September 30, 2003 decreased by $13.7 million, or 34.1%, to $26.5 million from $40.2 million for the corresponding period in 2002. The decrease in expense for the nine-month periods is the result of negotiated supplier credits recorded in the nine-month period ended September 30, 2003, discontinuing certain low- margin products and services, specifically products and services related to COAM equipment and DSL, and improving capital utilization. Although we continue to look for ways to reduce our operating costs, we cannot guarantee that our cost of sales will continue to decline in the future as we experience increasing network operations associated with a higher level of telecommunications activity.

Our consolidated selling, general and administrative expenses for the nine-month period ended September 30, 2003 decreased $1.3 million, or 2.9%, to $44.6 million from $45.9 million for the corresponding period in 2002. The decrease is primarily the result of decreases in bad debt expense of $1.5 million, resulting from the quality of our customers and improved collections activities. Selling, general and administrative expenses were 41.9% and 39.7% of revenues for the nine-month periods ended September 30, 2003 and 2002. Selling, general and administrative expenses as a percentage of revenues increased slightly as the decrease in gross revenues from the nine-month periods ended September 30, 2002 to the similar period ended September 30, 2003 was partially offset by a similar percentage decrease in expenses for the same two comparison periods.

Our consolidated depreciation and amortization expense for the nine-month period ended September 30, 2003 increased $4.5 million to $33.9 million, from $29.4 million for the same period in 2002. Depreciation and amortization as a percentage of revenues increased to 31.8% for the nine-month period ended September 30, 2003 from 25.4% for the same period ended 2002. The increase in depreciation and amortization expense is primarily related to the fact that during January, 2003, the Company changed the estimated useful lives of certain assets.

Our consolidated interest expense, net for the nine-month period ended September 30, 2003 decreased $2.9 million, or 23.4%, to $9.5 million from $12.4 million for the same period ended 2002. Interest expense is net of interest income. Interest expense over these two periods is primarily related to our Senior Notes issued on January 29, 1999, including amortization of related deferred financing costs associated with the offering over a period of ten years. As a result of repurchasing some of our Senior Notes during 2002, interest expense declined between the periods.

Our effective income tax rates for the nine-month periods ended September 30, 2003 and 2002 reflect the applicable Federal and state statutory income tax rates. For the nine-month periods ended September 30, 2003 and 2002, our effective income tax rate was 33.3% and 40.0%, respectively.

Liquidity and Capital Resources:

Net cash provided by operating activities was $18.0 million for the nine-month period ended September 30, 2003 as compared to net cash provided by operating activities of $24.0 million for the same period ended in 2002. Net cash provided by operating activities for the periods ended September 30, 2003 and 2002 includes $0.1 million and $5.9 million, respectively of restructuring charges. Excluding this transaction in both comparison periods, the net cash provided by operating activities decreased $0.2 million for the nine-month period ended September 30, 2003 over 2002.

Net cash provided by investing activities was $24.5 million for the nine-month period ended September 30, 2003 compared to a net cash used in investing activities of $24.0 million for the same period ended in 2002. During the nine-month period ended September 30, 2003 we sold $29.2 million of short-term investments as compared to $7.6 million of purchases of short-term investments during the nine-month period ended September 30, 2002. Purchases of property and equipment decreased to $4.7 million during the nine-month period ended September 30, 2003 as compared to $16.5 million during the same period in 2002 as we were able to re-deploy existing or under-utilized equipment rather than purchase new equipment to meet our operating needs.

Net cash used in financing activities was $9.2 million for the nine-month period ended September 30, 2003 compared to $39.6 million for the same period ended 2002. The main reason for this decrease was a $10.0 million payment on a Senior Credit facility and a $16.0 million payment to repurchase a portion of our outstanding Senior Notes in the nine-month period ended September 30, 2002. These payments were not repeated in 2003.

The telecommunications service business is capital intensive. Our operations have required substantial capital investment for the design, acquisition, construction and implementation of our network. Capital expenditures, were $4.7 million and $16.5 million for the nine-month periods ended September 30, 2003 and 2002. Approximately $1.8 million of capital expenditures are included in construction projects in progress as of September 30, 2003 and therefore are not being depreciated until they are placed in service at a later date. In response to the sluggish economy and the significant negative industry trends including bankruptcies and depressed valuations of public telecommunication companies, we have undertaken various initiatives intended to not only maximize our performance, but to take advantage of emerging opportunities. Our business plan, as currently contemplated, anticipates capital expenditures, excluding acquisitions, of approximately $15 million for the next twelve months. The terms of two of our ICAs incent us to modify our existing network. If we elect to make the modifications to our network capital expenditures over the next twelve months may increase by amounts up to $4.0 million. However, the actual cost of capital expenditures during the final three months of 2003 and the first nine months of 2004 will depend on a variety of factors. Accordingly, our actual capital requirements may exceed, or fall below, the amounts described above.

We continue to review all of our debt obligations and are considering various alternatives to continue to reduce such obligations, On October 20, 2003, we announced that we had entered into a note and warrant purchase agreement with Deutsche Bank which provides, among other things, that, subject to certain conditions, we will receive cash in the amount of $40 million less certain expenses in exchange for the issuance of a senior secured note in the principal amount of $40 million and warrants to purchase up to 26,666,667 shares of our common stock at an exercise price of $1.50 per share. In addition, on October 30, 2003, we announced that we had commenced a cash tender offer and consent solicitation, using the proceeds from the financing transactions, together with a majority of our existing cash balance, to fund a tender offer for at least a majority of our Senior Notes. Closing of the financing transactions is contingent upon, among other things, the receipt by us of shareholder approval of the issuance of the warrants and the common stock issuable upon exercise of the warrants and the consent of the holders of at least a majority of the outstanding principal amount of the our Senior Notes to an amendment or waiver of certain provisions of the indenture governing such Senior Notes. There can be no guarantee given that the financing transactions will occur or, if the financing transactions do not occur, that we would be able to secure an adequate alternative source of financing. In addition, we are currently considering various alternatives to replace our senior credit facility which expired in 2002. However, there can be no assurance we will be successful in obtaining additional capital sources at rates and terms acceptable to us. Our principal sources of funds for 2003 are anticipated to be current cash and short-term investment balances and cash flows from operating activities and the proceeds from the financing transactions described above, if completed. We believe that these funds will provide us with sufficient liquidity and capital resources for us to fund our business plan for the next 12 months. No assurance can be given, however, that this will be the case. As currently contemplated, we expect to fund, among other things, our semi-annual interest payments of approximately $6.4 million each, anticipated capital expenditures of approximately $15 million and capital lease payments (including interest) of approximately $6.2 million. The foregoing statements do not take into account (i) any reduction in cash interest payments that would arise if the financing transactions described above are completed and the cash tender for our Senior Notes is completed (ii) acquisitions which, if made, are expected to be funded through a combination of cash and equity or (iii) the repurchase of any of our remaining outstanding Senior Notes. Depending upon our rate of growth and profitability, among other things, we may require additional equity or debt financing to meet our working capital requirements or capital needs. There can be no assurance that additional financing will be available when required, or, if available, will be on terms satisfactory to us. Key factors which could affect our liquidity include: future demand of our services; financial stability of our customers; outcomes of regulatory proceedings involving reciprocal compensation; capital expenditures; and our debt payments.

Our senior notes indenture contains financial and other covenants that restrict, among other things, our ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of our assets. Such limitations could limit corporate and operating activities, including our ability to respond to market conditions to provide for unanticipated capital investments or to take advantage of business opportunities. The Company believes that it is in compliance with its financial covenants. In connection with the cash tender offer and consent solicitation described above, we have solicited the consent of the holders of our Senior Notes to amendments of certain provisions of the indenture governing such Senior Notes. The amendments would eliminate substantially all of the restrictive covenants and certain events of default and related provisions contained in the indenture. If we receive the consent of noteholders holding a majority of the outstanding principal amount of Senior Notes, we expect to enter into a supplemental indenture incorporating the amendments. There can be no assurance that we will receive the requisite consents from the holders of our Senior Notes or that the amendments to the indenture will be made.

We purchase our switching equipment and products from several suppliers. During the normal course of business, we may enter into agreements with certain of its suppliers, which allow these suppliers to have equipment or inventory available for purchase based upon criteria as defined by us. As of September 30, 2003, we did not have any material future purchase commitments to purchase equipment from any of our vendors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At September 30, 2003, we had an outstanding $95.1 million principal amount of fixed rate notes due 2009, and consequently we currently have no risk exposure associated with increasing interest rates on our debt. Additionally, we are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. Substantially all of our investments in cash equivalents and short-term investments are in money market funds that hold short-term investment grade commercial paper, treasury bills or other U.S. government obligations. Currently this reduces our exposure to long-term interest rate changes. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the annualized earnings on our $61.3 million of cash and cash equivalents and short-term investments at September 30, 2003 by approximately $0.6 million.

ITEM 4. CONTROLS AND PROCEDURES

As of the date of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"),) in accordance with Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, together with the other members of management participating in the evaluation, concluded that we are in compliance with the requirements of Rule 13a-15(a) of the Exchange Act and that our disclosure controls and procedures are effective.

There have been no significant changes during the period covered by this Report in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. It should be recognized that the design of any system of controls is based upon certain assumptions about the scope of the tasks to be performed and the environment in which the tasks are to be performed. As such, our internal controls provide us with a reasonable assurance of achieving their intended effect.

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

ITEM 6. Exhibits and Reports on Form 8-K

  Exhibits

10.70 Executive agreement dated as of July 1, 2003, made by and between us and Henry R. Carabelli, Chief Executive Officer.

31.1 Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by H. Ravi Brar, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by H. Ravi Brar, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    Reports on Form 8-K

  On July 2, 2003, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on July 2, 2003, containing details of the settlement of various claims and disputes with SBC California.

  On July 3, 2003, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on July 1, 2003, containing the announcement of the appointment of Hank Carabelli as the new President and CEO.

  On July 18, 2003, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on July 17, 2003, containing the announcement that we had been notified of SBC California's Intent to Invoke FCC Intercarrier Compensation Order.

  On July 31, 2003, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on July 30, 2003, containing our 2003 second quarter results.

  On July 31, 2003, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on July 30, 2003, containing the announcement that Verizon California had filed a lawsuit against the California Public Utilities Commission and the Company.

  On August 12, 2003, we furnished pursuant to Item 9 of Form 8- K a copy of our press release issued on August 11, 2003, containing the announcement that the Company had regained compliance with Nasdaq Listing Requirements.

  Note: ITEMS 2, 3,4 and 5 are not applicable and have been omitted.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2003.

  PAC-WEST TELECOMM, INC.

  /s/ Henry R. Carabelli

  _____________________________

  Henry R. Carabelli

  President and Chief Executive Officer

  /s/ H. Ravi Brar

  ______________________________

  H. Ravi Brar

  Chief Financial Officer