Form 10-K
period 2003-12-31
PAC-WEST TELECOMM INC
filed 2004-03-30
CIK 1071598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-27743

PAC-WEST TELECOMM, INC.
(Exact name of Registrant as Specified in its Charter)

California	68-0383568
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1776 W. March Lane, Suite 250

Stockton, California 95207
(Address of Principal Executive Offices including Zip Code)

(209) 926-3300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).    Yes ☐         No ☑

    At June 30, 2003 the aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on June 30, 2003 of $0.74 as reported on the Nasdaq National Market System, was approximately $17.2 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 17, 2004, the Registrant had outstanding 36,614,306 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Pac-West Telecomm, Inc.’s Proxy Statement, to be delivered to its shareholders in connection with its Annual Meeting of Shareholders to be held June 16, 2004, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated by reference into Items 10 through 13 of Part III of this Annual Report on Form 10-K.

PAC-WEST TELECOMM, INC.

2003 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

      The terms “the Company,” “Pac-West,” “we,” “our,” “us,” and similar terms as used in this Form 10-K, refer to Pac-West Telecomm, Inc.

Our Company

      We were incorporated in May 1996 in the State of California. Our predecessor (also known as Pac-West Telecomm, Inc.), which transferred its telephone division to our Company effective September 30, 1996, began offering long distance service in 1982 and local service in 1996 in California. Today we have evolved into a high-value independent broadband provider of integrated business communications solutions within our target markets. Our customers include Internet service providers (ISPs) and enhanced communications service providers, collectively referred to as service providers (SPs), and the enterprise market, also referred to as small and medium sized enterprises (SME) business, many of which are communications-intensive users. We built our facilities-based network to capitalize on the significant growth in Internet usage and in the related demand for local telephone service by SPs, as well as the increasing demand of the enterprise market for customized and integrated voice and data communications services. We believe the statewide footprint of our network, which encompasses all of the major metropolitan areas of California, provides us with a competitive advantage over incumbent local exchange carriers (ILECs), and other competitive local exchange carriers (CLECs), particularly for SPs. Our ubiquitous network in California enables SPs to provide their business and residential customers with access to Internet, paging and other data and voice services from almost any point in the state through a local call. We believe the breadth of our product offerings and the structure of our network enable us to generate high network utilization and strong gross profit margins.

Markets

      We believe the opening of local markets to competition, growth in local traffic related to increases in Internet access, and the desire for one-stop integrated services by SME businesses continues to present significant opportunities for us. We have traditionally focused on offering our services to SP and SME businesses, primarily within California.

      Enterprise market. We have continued to analyze the business and telecommunication needs of our enterprise customers. Our analysis suggests that certain of our enterprise customers operate within vertical markets that may present significant opportunities to focus our efforts and increase market share. We believe that our existing product set will resonate with potential vertical markets because of greater perceived value. We have analyzed the total market opportunity and available market share in each of these industries with respect to spending for telecommunication services. In all cases we believe that significant opportunity exists to sell deeper into these vertical markets by capitalizing on our past successes in each industry.

      We believe that the benefits of vertical marketing can be immense. As competition drives down margins, solution selling into vertical markets enables real competitive differentiation, and allows increasingly sustainable profit margins. By focusing on vertical market solutions, we plan to move further away from the commodity voice sale toward higher-margin, value-added services. We believe the vertical approach to marketing strengthens customer loyalty by developing closer links to the customer’s core business. To that end, we intend to emphasize the customization of our products, services, sales presentations, customer service support, documentation, and training for those vertical markets where we believe we can continue to realize market share gains.

      We also believe our horizontal marketing efforts will provide significant benefits for our enterprise business. In particular, we are beginning to capture the attention and brand loyalty of several important and, we believe underserved ethnic markets, including the Hispanic market. We are developing marketing tools that can help determine buying patterns and propensity to buy, based on generational, psychological, and technical metrics. Our geography and our understanding of how and which of these horizontal markets are growing, will allow us to be more efficient with sales efforts and improve our prospect to close ratios.

      We are investing additional resources in our marketing efforts. We believe this will accelerate sales across both enterprise and SP business units by:

•	increasing the width of our sales channels;

•	increasing the depth of sales opportunities (funnels); and

•	supporting the sales force to be more effective at converting opportunity into revenue.

      SP market. We continue to focus on the ISP segment, as well as the enhanced service provider (ESP) segments. With the evolution of VoIP technology, many new applications over Internet provider are available through these ESPs and have consequently presented new sales opportunities, as well as new product development efforts. To capitalize on this evolution of technology, we are providing core network technologies that have been part of our product solutions for several years, as well as overlaying applications that ride over the core access technology that is in place today.

      One of our first overlay products was our Dial Broadband solution. This solution enables the end user to experience dial up speeds up to two to three times faster than traditional dial up. In our markets, we have also targeted segments in rural locations which have difficulties obtaining high speed Internet access and have presented these areas with this alternative for faster Internet connections. We believe acceleration will become the dial up standard and we are prepared to meet that developing industry standard.

      We have also begun leveraging the vertical marketing efforts we have done in our enterprise market for the SP market. We have enabled customers to better serve the Hispanic segment with our Hispanic programs and support. Additionally, we have targeted and supported many of the educational institutions in their requirements for a variety of product solutions through the introduction and enablement of our direct SP customers solutions.

Network

      We built our facilities-based network to capitalize on the significant growth in demand for Internet access and data and voice communications in addition to the increasing demands of SME businesses for customized, integrated communications services. We use a ”smart-build” strategy, building and owning intelligent components of our network while leasing high capacity digital loops and transport lines from other carriers. We believe that this strategy provides us with significant cost and time-to-market advantages over competitors that own both their switches and access networks. By owning our switches, we can configure our network to provide high performance, high reliability and cost-effective solutions for our customers’ needs. By leasing our transport lines, we can reduce up-front capital expenditures, rapidly respond to increased demand, and provide low-cost redundancy. In addition to leasing our transport lines, we have an Indefeasible Right of Use (IRU) agreement, which expires in 2020 with a purchase option for dedicated fiber optics circuits of OC-48 capacity connecting the major metropolitan areas within California, which are high volume markets for us. This IRU became operational in July 2002 and is intended to provide us with greater flexibility in creating and managing data and voice services. As we continue to transition existing circuits to the IRU, we anticipate being able to optimize our network costs.

      Our ubiquitous network in California enables SPs to provide their business and residential customers with access to Internet, paging and other data and voice services from almost any point in the state through a local call. In this way, our customers can achieve statewide coverage with significantly lower capital and operating expenses. We currently aggregate and concentrate all of our network traffic into our high volume switching sites, called SuperPOPs. Our switching sites offer SPs highly reliable, tandem switching and the option to build lower cost networks by collocating equipment at our switching sites rather than in each local access and transport area (LATA). Our network includes digital connections in all LATAs in California as well as in key LATAs in Nevada, Washington, Oregon and Arizona. In addition, our interconnection arrangements and statewide leased transport network allow SPs to obtain coverage throughout the West Coast at local calling rates, which reduces switching and transmission costs.

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

      We believe that our network’s broad market coverage results in:

•	a higher volume of communications traffic both originating and terminating on our network, which supports strong operating margins;

•	enhanced reliability at competitive prices;

•	the ability to leverage our investment in high capacity switching equipment and electronics;

•	the opportunity for our network to provide backhaul carriage for other telecommunications service providers, such as long distance and wireless carriers; and

•	access to an increased number of buildings with multiple tenants that can be directly connected to our switching network, which aids in maximizing the number of customers to which we can offer our services.

      As of December 31, 2003, we had an installed capacity of 998,400 ports in California, Nevada, Washington and Arizona. We currently own and operate eleven Alcatel digital tandem switches in or near Los Angeles (three switches), Oakland (three switches) and Stockton (two switches), California with one switch each in Las Vegas, Nevada, Phoenix, Arizona and Seattle, Washington.

      Switching Platform. Currently we exclusively use Alcatel USA’s digital tandem switches to switch calls between originating locations and final destinations. Although the switches we use are no longer in production, on-going maintenance and support for our switches is still provided to us by Alcatel. Our tandem switches have high call carrying capacity and multiple path call routing capabilities. Tandem switches are ideally suited for handling the high call volumes and long duration times involved in serving SP customers. Our uniform switching platform combined with the intelligence of our customized call processing software and adjunct processors enable us to:

•	deploy features and functions quickly throughout our entire network;

•	expand switch and transport capacity in a cost-effective, demand-based manner; and

•	lower maintenance costs through reduced training and spare parts requirements.

      With the recent advancements in switch technology, we are currently investigating our options for the deployment of our first next generation network switch, which represents the latest technological improvements in switch capacity and configuration, sometime during 2004.

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

      Interconnection. We have established interconnection agreements (ICAs) with certain ILECs. The Telecommunications Act of 1996 requires ILECs to enter into ICAs with CLECs, such as us, and other competitors and requires state Public Utilities Commissions (PUCs) to arbitrate such agreements if the parties cannot reach agreement. The ICAs govern, among other items, intercarrier compensation agreements for the exchange of local and local toll calls between the parties. We presently have interconnection agreements with:

•	Pacific Bell Telephone Co., d/b/a SBC California (SBC);

•	Verizon California, Inc. (Verizon);

•	Citizens Telecommunication Company of California, Inc.;

•	Roseville Telephone Co. in California;

•	Central Telephone Company (d/b/a Sprint of Nevada);

•	Cox California Telcom, LLC;

•	AT&T Wireless Services, Inc. in California;

•	Nevada Bell in Nevada;

•	U.S. West Communications, Inc. (Qwest);

•	GTE Northwest, Inc. (Verizon) in Washington and Oregon;

•	U.S. West Communications, Inc. (Qwest) in Arizona; and

•	Sprint Spectrum L.P (network-wide).

      As described below under “Significant Relationships,” we derive a significant portion of our revenues from reciprocal compensation payments under ICAs. In addition, as described below under “Regulation,” reciprocal compensation payments and the terms of the ICAs are regularly the subject of disputes among the parties to such agreements.

Strategy

      We have positioned ourselves as the high-value, independent broadband provider of integrated business communications solutions within our target markets. We believe that providing superior levels of customer service and network reliability while continuing to focus on reducing our expenses and offering products that provide stronger margins represents the key to our competitive positioning strategy. Our complementary SP and business enterprise markets enable us to achieve maximum network efficiency as they generally have peak periods of use at different times during the day. Our goal is to build on our momentum by pursuing the following initiatives:

      Continue to emphasize superior customer service. Our goal is to fully understand our customer needs and to be recognized as the industry leader for customer service. We believe that this focus on superior customer service on a company-wide basis, which we have internally branded as “Five Star,” will provide us with the ability to sustain high levels of customer loyalty and allow us to achieve benchmark industry levels of customer retention and contract renewal.

      Grow the SP base through sales and services. We are a leading provider of dial up Internet access and other Internet infrastructure services to SPs in our target markets. In California, we believe we provide our SP customers with the underlying infrastructure utilized by over 20% of the states’ residential dial up Internet subscribers. While the demand for Internet access in our target markets continues to grow, the demand for dial-up Internet access has slowed in recent years. In spite of this market environment, we have continued to achieve significant line growth primarily due to what we believe is our superior value proposition created by our coverage and service reliability. Furthermore, in order to inspire loyalty and to increase usage across our network, we are researching new services to assist our SP customers with identifying operational improvements in their networks and new revenue enhancement products, which they can re-sell to their customers. For example, in 2003, we launched Dial Broadband, a web acceleration service that more than doubles the speed of a dial-up connection with no additional hardware or software required.

      Grow the business enterprise base through sales and services. We believe that SME businesses have significant and increasing needs for advanced communications services. Many of our target customers want technologically advanced communications systems along with high quality bundled local, long distance, data and other enhanced services, but have limited resources and expertise to design, purchase and maintain these kinds of systems and services. Federal Communications Commission (FCC) annual reports indicate that the ILECs have a dominant share of the market in most telecommunication markets in California. We believe that these ILECs, and other CLECs operating within the state, do not adequately serve these target customers. We intend to continue our efforts to become a leading provider of integrated broadband communications services to SME businesses in California and Nevada by providing a complete product offering customers may choose from which include system design, equipment installation and maintenance, voice, data and long distance services, 24/7 support and subscription services with multi-year contracts. We believe that this product mix combined with our new segmentation strategy will enable us to penetrate more deeply our target markets and continue to build customer loyalty.

      Develop or acquire the next market opportunity. We are constantly exploring methods of entering new markets and providing new services. For example in the fourth quarter of 2003 we entered into a joint operating agreement with Sentient Group, Inc. (Sentient) to jointly develop opportunities for the application of voice over Internet protocol (VoIP) services to the enterprise market, and in the first quarter of 2004 we acquired substantially all of the assets, and assumed certain specified liabilities of Sentient’s VoIP business. VoIP utilizes high-speed data networks rather than traditional phone lines to complete calls, offering customers enhanced functionality and potential cost savings over traditional carrier networks. VoIP services are rapidly gaining momentum in the enterprise market as the quality and reliability continue to improve and broadband becomes more affordable. This acquisition is a key step in our efforts to increase market share in California. In addition to developing or acquiring new services, we are exploring opportunities to acquire complementary businesses in our existing markets as well as new markets. In particular, we believe there is an opportunity over the next 12 to 18 months to make such acquisitions on attractive terms to us.

      Continue improving our financial foundation. We continue to further explore methods of reducing our debt level and cash interest expense. During 2003 and 2002 we made substantial progress in reducing our overall debt level by repurchasing 75.9% of our outstanding Senior Notes due 2009 (Senior Notes) as of December 31, 2001. In addition, in 2003, we attracted $40 million in new debt financing from Deutsche Bank AG — New York, acting through DB Advisors, LLC, as investment advisor (Deutsche Bank) in a difficult funding environment for our industry.

      Improve our infrastructure. We have built one of the most comprehensive and reliable networks in California. We carry over 120 million minutes of voice and data traffic per day, and an estimated 20% of the dial-up Internet traffic in California. Through our SP customers, millions of people rely on us every day to access the Internet and other voice and data services through a local dial-up number. Network reliability is critical to our customers. With the recent advancements in switch technology, we are currently investigating our options for the deployment of our first next generation network switch, which represents the latest technological improvements in switch capacity and configuration, sometime during 2004. In addition, we completed a modem replacement program in the first quarter of 2004 which we expect will provide us with increased operational efficiencies. We continue to seek further ways to enhance our infrastructure not only in 2004, but also beyond.

Products and Services

      Our products and services are designed to appeal to targeted telecommunications needs of our customers, which fall primarily into two categories: SPs, to whom we provide wholesale services and SME business enterprises, to whom we provide retail services.

      Wholesale services to SPs. As a wholesale services provider, we offer a number of network services to several long-standing customers, as well as to new and emerging markets. These services consist of several options which may be combined or purchased from us as stand-alone services. Our primary SP services consist of:

Dial Broadband. In 2003, we launched Dial Broadband, a web acceleration service that more than doubles the speed of an end-user’s dial-up connection with no additional hardware or software required.

High-Volume Multi-Rate Center Local Service. This service offers our customers the ability to establish local points of presence (POPs) throughout our network with minimal capital investment, which dramatically expands their coverage, while at the same time reduces their overall costs.

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

Collocation. Collocation enables our customers to install their equipment in any or all of our switch facilities and interconnect directly to our central office switching, transport and data equipment. Collocated equipment is protected by the same cooling, power back-up and security systems protecting our switches. An SP’s ability to collocate equipment at a limited number of sites, rather than in each LATA, reduces their capital expenditures and maintenance requirements. We receive monthly rental revenue from the SP for the space and power used.

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

Facilities Based Dial Tone (FBDT). This service is marketed toward SME businesses, that already own their phone system. For a monthly fee, we provide these customers with an integrated solution of voice and data services, typically consisting of local and long distance services, data transport and Internet access services.

Integrated Access Service (IAS). This service is targeted at SME businesses that currently have analog telephone service, such as a key system or Centrex service. IAS offers these customers a cost-effective solution for receiving integrated voice and Internet services over a single T-1.

      The primary communication services offered in the service packages noted above are:

Local Services. We provide local dial-tone services to SME business customers, allowing them to complete calls in a local calling area and to access long distance carriers. Local services and long distance services can be bundled together using the same transport facility. Our network is designed to allow customers to easily increase or decrease capacity and alter enhanced communications services as the communications requirements of their businesses change. In addition to our core local services, we also provide access to third party directory assistance and operator services.

Long Distance Services. We provide domestic and international long distance services. Long distance calls that do not terminate on our network are passed to long distance carriers which route the remaining portion of the call. Our ability to integrate local and long distance services allows us to aggregate customers’ monthly recurring, local usage and long distance charges on a single, consolidated invoice.

Data Transport and Internet Access. We provide data communications solutions that enable SME customers with multiple locations to connect their sites through our data network. Additionally, we offer SME customers the ability to access the public Internet via a dedicated broadband T-1 or fractional T-1 connection.

Enhanced Services. In addition to providing typical enhanced services such as voicemail, call transfer and conference calling, we offer additional value-added enhanced services to compliment our core local and long distance services such as our voice and fax mail service, constant touch, remote call forwarding and four digit dialing between customer locations on our network.

Sales and Marketing

      Sales. We have built an experienced direct sales force. We recruit salespeople with strong sales backgrounds in our existing and target markets, including salespeople from long distance companies, telecommunications equipment manufacturers, network systems integrators and ILECs. We plan to continue to attract and retain highly qualified salespeople by offering them an opportunity to work with an experienced management team in an entrepreneurial environment and to participate in the potential economic rewards made available through a results-oriented compensation program that emphasizes sales commissions. We currently have seven retail sales offices, six of which are located in California with one in Nevada. Our retail customer relations team is responsible for renewals and continued growth of our SME customer base. Additionally, we have an experienced sales force to source new customer SP opportunities from around the country. Our SP team members also have customer relations managers to administer the growth and maintenance of our largest SP customers.

      Marketing. We seek to position ourselves as a provider of superior customer service and a high-value independent broadband provider of integrated business communications solutions within our target markets by offering a high level of network reliability, superior customer service on a company wide basis, which we have branded as “Five Star” and bundled solutions for competitive value. We have built and intend to continue to build our reputation and brand identity by working closely with our customers to help them grow their businesses and develop services tailored to their particular needs.

      Vertical and Horizontal Markets. We have continued to segment and analyze the business and communications needs of our enterprise customers. Our analysis suggests that certain of our enterprise customers operate within vertical markets that may present significant opportunities to focus our efforts and increase market share. We believe our existing product set will resonate with potential customers in these vertical markets because of greater perceived value. We have analyzed the total market opportunity and available market share in each of these vertical markets with respect to spending for telecommunication services. We believe that a significant opportunity exists to sell deeper into these vertical markets by capitalizing on our past successes in each industry.

      Customer and Technical Service. We believe that our ability to consistently deliver superior customer and technical service is a key factor in acquiring new customers and maximizing retention of existing customers. We have developed a customer service strategy designed to effectively meet the service requirements of our target customers. The assigned customer relations managers for each customer provides the first line of customer service by identifying and resolving any customer concerns through real time problem identification and resolution. Our customer relations managers are also supported by our experienced engineering and technical staff who are available to meet customer requests as needed.

Customers

      A significant targeted market segment for us is the business enterprise segment. The demands by SMEs for customized integrated voice and data communications services allow us to increase the incremental usage of our networks during workday hours. SP customers tend to utilize our network primarily during evening and weekend hours. These complimentary traffic patterns generated by our two primary customer segments allows for increased utilization of our network.

      We also focus on providing integrated broadband communications services to SPs, many of which are communications-intensive users. SP customers offer Internet access, unified messaging platforms, pre-paid platforms, fax mail services, and voice mail services and represent potential large volume users of our services. The characteristics of this market segment not only offer us the potential to sell more trunks and bill more minutes of use but also allow us to improve the utilization of our resources. For the years ended December 31, 2003, 2002 and 2001, direct billings to SP customers accounted for approximately 33.4%, 25.3% and 26.2% respectively, of our total revenues. SP revenues do not include reciprocal compensation, which is earned by terminating calls on our network sent to us by other telecommunication carriers, long distance services and dedicated transport services.

      We also have intercarrier customers who pay us to terminate their originating call traffic on our network. These payments consist of meet point, transit traffic and reciprocal compensation payments, collectively referred to as reciprocal compensation. Reciprocal compensation payments are a function of the number of calls we terminate, the minutes of use associated with such calls and the rates we are compensated at by the ILECs. As described below under “Significant Relationships” reciprocal compensation payments have historically been a significant portion of our revenues but the intercarrier payments are not currently a targeted customer.

Financial Information about Industry Segments

      We operate in a single industry segment, telecommunications services. Based on criteria established by SFAS No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information,” we have determined that we have one reportable operating segment. While our chief decision-maker monitors the revenue streams of various services, the revenue streams share many expenses such as leased transport charges and circuits. In addition, operations are managed and financial performance is evaluated based upon the delivery of multiple services over common networks and facilities. This allows us to leverage our costs in an effort to maximize return. As a result, the revenue streams share almost all of the various operating expenses. Because we believe that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, we do not currently make such allocations internally. Our chief decision-maker does, however, monitor revenue streams at a more detailed level than those depicted in our consolidated financial statements.

Seasonality

      There is no significant seasonality to any of our products or services although some of our customers do experience some seasonality in their business and related demand for telecommunications services. However, we believe that the seasonality effects of the businesses of individual customers does not have a significant impact on our consolidated revenues.

      During 2003, we implemented new interconnection agreements and the terms of the related reciprocal compensation obligations with SBC and Verizon in California along with several other smaller carriers. Our reciprocal compensation average rate per minute of use declined later in 2003 largely because of the decision made by Verizon and SBC to implement the Federal rate caps. This resulted in the withholding of reciprocal compensation payments to us by Verizon for the final five months and SBC for the final month in 2003. If this trend is repeated in 2004 it could mean that reciprocal compensation payments to us in the later months of the calendar year may be substantially less than reciprocal compensation payments to us in earlier periods of the year. Further details relating to the regulatory issues regarding Federal rate caps are further discussed in “Regulation” below.

Significant Relationships

      Reciprocal compensation payments from ILECs accounted for 35.0%, 48.7% and 41.6% of our total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Reciprocal compensation payments recorded as revenue in 2003 includes payments received for settlements in connection with disputes over previously withheld reciprocal compensation payments, which amounted to $5.7 million, or 4.2%, of our total 2003 revenue. The revenues from these ILECs are the result of ICAs we have entered into with them that provide for the transport and termination of local telecommunication traffic. Reciprocal compensation payments are currently an important source of revenue for us, and as a result, the failure, for any reason, of one or more ILECs from which we receive reciprocal compensation payments to make all or a significant portion of such payments in the future could adversely affect our financial condition. Reciprocal compensation payments are a function of the number of calls we terminate, the minutes of use associated with such calls and the rates we are compensated at by ILECs. Though actual calls and minutes increased significantly in 2003 compared to 2002, reciprocal compensation revenues decreased due to lower compensation rates enacted by both SBC’s and Verizon’s adoption of the FCC order. During 2003, we experienced an average decrease of approximately 46.4% in the rate at which we are compensated at by the ILECs. This decrease was due to lower compensation rates enacted by both SBC’s and Verizon’s adoption of the FCC order. This resulted in the withholding of reciprocal compensation payments by Verizon for the final five months and SBC for the last month in 2003. Further details relating to the regulatory issues regarding Federal rate caps are further discussed in “Regulation” below.

      Revenues from our three largest customers provided the following percentage of total revenues for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001

SBC	21.8%	31.5%	32.8%
Verizon	10.6%	16.0%	7.4%
Qwest	17.1%	8.8%	4.4%

      No other entities accounted for more than 10% of our total revenues for these periods.

      SBC, from whom we are paid the largest amount of reciprocal compensation, is also our largest source of operating costs, accounting for 37.3%, 32.4% and 34.9% of our network expenses for the years ended December 31, 2003, 2002 and 2001, respectively.

Competition

      The telecommunications industry is both highly competitive and dominated by the ILECs who enjoy the benefit of significant market share earned over a time when there was little to no competition in the marketplace. In this environment, we believe that the principal competitive factors differentiating our business from the competition will be customer service, network reliability, accurate billing, pricing levels and policies, and, to a lesser extent, a unique range of products and service offerings. Our ability to compete effectively will depend upon our continued ability to deliver high quality, value added, services at prices which are in accordance with accepted market rates. We believe that our ability to provide exceptional customer service in tandem with our unique statewide network in California will differentiate us in the marketplace. Many of our current and potential competitors have financial, personnel, and other resources, including brand name recognition, substantially greater than ours as well as other competitive advantages over us. Although we must be in a position to reduce our prices, if necessary, to meet rate reductions by our competitors, any such reductions could adversely affect us.

      Incumbent Local Exchange Carriers. We complete principally with the ILECs serving each of the markets we target, such as SBC and Verizon in California, and Qwest in Arizona, Oregon, and Washington. Some ILECs in our territory, including Verizon and SBC in California, and Qwest in Washington, are offering long distance services to their local telephone customers. Qwest, SBC, and Verizon obtained approval to enter the long distance market in their respective territories. We believe ILECs will attempt to further entrench their market share by capitalizing on their strong regional brand names and through the use of extensive advertising campaigns, targeted primarily to the residential and SME segment. For more information, please refer to discussion below in “Regulation”.

      Due to the market dominance of the ILECs and other local telephone companies, we have not achieved a significant market share for any of our SME business services. In particular, the ILECs and other incumbent local telephone companies have:

•	long-standing relationships with their customers;

•	financial, technical and marketing resources substantially greater than ours;

•	the potential to subsidize competitive services with revenues from a variety of businesses;

•	long-standing relationships with regulatory authorities at the Federal and state levels; and

•	currently benefit from certain existing regulations and regulated subsidies that favor the ILECs over their competitors in certain respects.

      While regulatory initiatives, which allow CLECs such as ourselves to interconnect with ILEC facilities, provide us with increased business opportunities, such interconnection opportunities have been, and likely will continue to be, accompanied by increased pricing flexibility for, and relaxation of regulatory oversight of, the ILECs.

      Competitive Access Carriers/ Competitive Local Exchange Carriers/ Other Market Entrants. We also face, and expect to continue to face, competition from other current and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange market such as AT&T Corporation, MCI, formerly known as WorldCom, Inc and Sprint Corporation and from other CLECs, possibly out-of-region ILECs, resellers of local exchange services, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users. In addition, a renewed trend toward consolidation as a result of mergers, acquisitions and strategic alliances in the telecommunications industry could also affect the level of competition we face. Consolidation has already occurred in the ILEC industry, with the consolidations of Qwest and US West, Bell Atlantic Corp., and GTE Corp., and SBC and Pacific Bell. These types of consolidations put us at a greater competitive disadvantage.

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

      Competition for Provision of Long Distance Services. The long distance telecommunications industry has numerous entities competing for the same customers, resulting in low average customer retention rates, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline with the advent of the authorization by the FCC to allow ILECs to offer long distance services in many states. Additionally, the continued effect of bundling multiple services into a single product offer will continue to lower the effective rate of long distance service.

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

Regulation

      The following summary of regulatory developments and legislation does not purport to describe all present and proposed Federal, state and local regulations and legislation affecting the telecommunications industry or the Company, all of which are available in the public record. Other existing Federal and state legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals, which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry or the Company, can be predicted at this time. This section also includes a brief description of regulatory and tariff issues pertaining to the operation of the Company’s business, which is subject to varying degrees of Federal, state and local regulation.

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

Interconnection. Requires all ILECs and CLECs to permit their competitors to interconnect with their facilities. Requires all ILECs to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit. At the option of the carrier seeking interconnection, collocation of the requesting carrier’s equipment in the ILECs’ premises must be offered, except where an ILEC can demonstrate space limitations or other technical impediments to collocation;

Unbundled Access. Requires all ILECs to provide nondiscriminatory access to unbundled network elements (UNEs), including certain network facilities, equipment, features, functions, and capabilities, at any technically feasible point within their networks. Such access must be on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit.

Number Portability. Requires all ILECs and CLECs to permit users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications carrier to another;

Dialing Parity. Requires all ILECs and CLECs to provide “1+” equal access to competing providers of telephone exchange service and toll service, and to provide nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing, with no unreasonable dialing delays; and

Access to Rights-of-Way. Requires all ILECs and CLECs to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

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

      In August 1996, the FCC released an interconnection decision establishing rules implementing the Telecommunications Act of 1996 requirements that ILECs negotiate interconnection agreements and providing guidelines for review of such agreements by state public utilities commissions. In January 1999, the Supreme Court declared that the FCC has general authority under the Telecommunications Act of 1996 to promulgate regulations governing local interconnection pricing, including regulations governing reciprocal compensation. The Supreme Court also upheld most of the FCC’s rules governing access to UNEs. The Court, however, remanded to the FCC its designation of UNEs based on the FCC’s use of an improper standard to determine whether an unbundled element must be made available. In November 1999, the FCC released an order largely retaining its list of UNEs. On May 24, 2002, the U.S. Court of Appeals for the District of Columbia Circuit remanded the decision back to the FCC for further consideration of the standard it had employed. On February 20, 2003, the FCC approved an order in its Triennial Review proceeding concerning the appropriateness of its unbundled network element designations. That order is the subject of petitions for reconsideration before the FCC and appeals to the U.S. Court of Appeals for the District of Columbia. That order limits the availability, on an unbundled basis, of certain fiber loops, establishes standards to eliminate unbundling requirements for local switching and transport, and establishes a schedule for phasing out the availability of line sharing.

      In May 1997, the FCC released an order establishing a significantly expanded Federal universal service subsidy regime. For example, the FCC established new subsidies for telecommunications and information services provided to qualifying schools and libraries and for services provided to rural health care providers. The FCC also expanded the Federal subsidies for local exchange telephone service provided to low-income consumers. Providers of interstate telecommunications service, such as us, as well as certain other entities, must pay for these programs. Our share of these Federal subsidy funds are based on our share of certain defined telecommunications end-user revenues. To offset this expense, we currently charge our customers a surcharge on all interstate usage, subject to periodic adjustment. The FCC and a Federal-state joint board also are continuing to examine and revise various aspects of universal service. We cannot predict the effect that further regulatory or judicial revision of the universal service regime will have on our business, financial condition or results of operations.

      The Telecommunications Act of 1996 permitted the regional Bell operating companies to enter the out-of-region long distance market immediately upon its enactment. Further, provisions of the Telecommunications Act of 1996 permit a regional Bell operating company to enter the long distance market in its traditional service area if it satisfies several procedural and substantive requirements in those states in which it seeks long distance relief. The FCC has approved applications to provide long distance services in all states.

      In accordance with authority granted by the FCC, we resell the international telecommunications services of other common carriers between the United States and international points.

      In October 1996, the FCC adopted an order eliminating the requirement that non-dominant interstate carriers such as us maintain tariffs on file with the FCC for domestic interstate and international end user services, and prohibiting the use of such tariffs. In June 1997, the FCC issued another order, which allows non-dominant carriers, such as us, to offer interstate access services without the filing of tariffs. Accordingly, non-dominant interstate and international service providers are no longer able to rely on the filing of tariffs with the FCC as a means of providing notice to end user customers of prices, terms, and conditions under which they offer their domestic interstate interexchange and international services. The obligation to provide non-discriminatory, just and reasonable prices remains unchanged under the Communications Act of 1934. While tariffs provided a means of providing notice of prices, terms and conditions, we rely primarily on our sales force and direct marketing to provide such information to our customers.

      To the extent we provide interexchange telecommunications service, we are required to pay access charges to ILECs and other CLECs when we use the facilities of those companies to originate or terminate interexchange calls. Also, as a CLEC, we provide access services to other interexchange service providers. The interstate access charges of ILECs are subject to extensive regulation by the FCC, while those of CLECs are subject to a lesser degree of FCC regulation. In several orders adopted in recent years, the FCC has made major changes in the structure of access charges. Although these orders do not apply directly to CLECs, ILEC reductions in switched access charges places some downward pressure on CLECs to reduce their own switched access charges.

      In August 1999, the FCC adopted an order granting price cap local exchange carriers additional pricing flexibility, implementing certain access charge reforms, and seeking comment on others. The order provides certain immediate regulatory relief to price cap carriers and sets a framework of “triggers” to provide these companies with greater flexibility to set interstate access rates as competition increases. The FCC has granted pricing flexibility applications for switched access services in a number of cities. Additional petitions for pricing flexibility are presently pending.

      On May 21, 2001, the FCC’s new rules governing CLEC interstate access charges became effective. The rules establish an initial maximum rate of 2.5 cents per minute for interstate access charges for the first year. In the second year, the rate was reduced to 1.8 cents per minute. In the third year, the rate was further reduced to 1.2 cents per minute. At the end of the third year, the benchmark rate will be reduced to the level of the ILEC. This rate will be established in the first half of 2004. A CLEC may not file tariffs for above benchmark rates unless the ILEC in whose territory it operates charges a higher rate, in which case the CLEC may charge the higher ILEC rate or the rate it had tariffed in the previous six months, if lower than ILEC’s rate. A CLEC may charge a rate higher than the benchmark if the long distance carrier, through negotiations, agrees to such a higher rate.

      In addition, the FCC only allowed a CLEC to charge the benchmark rates in those areas in which the CLEC was actually serving customers on May 21, 2001. In new service areas, the CLEC may only tariff rates as high as the ILEC. In the same order, the FCC determined that a long distance carrier’s refusal to serve customers of a CLEC that tariffs the FCC’s benchmark rates would generally violate the long distance carrier’s duty as a common carrier to provide service on a reasonable basis. The manner in which the FCC continues to implement its approach to lowering access charge levels could have a material effect on our ability to compete in providing interstate access services. Several petitions for reconsideration of the FCC’s order were filed with the FCC, as well as appeals to the U.S. Court of Appeals for the District of Columbia Circuit. The Court granted the FCC’s request to hold the appeals in abeyance until the FCC decides the motions for reconsideration.

      In February 1999, the FCC issued a declaratory ruling on the issue of inter-carrier compensation for calls bound to Internet service providers. The FCC ruled that the calls are jurisdictionally mixed, but largely interstate calls. The FCC, however, determined that this issue did not resolve the question of whether inter-carrier reciprocal compensation is owed for such calls under existing interconnection agreements. The FCC noted a number of factors that would allow the state public utilities commissions to continue to require the payment of reciprocal compensation. In March 2000, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FCC’s declaratory ruling and remanded the matter to the FCC. The Court determined that the FCC has not provided a reasoned basis for treating calls to Internet service providers differently from other local calls.

      On April 27, 2001, the FCC released its Order on Remand regarding intercarrier compensation for Internet service provider-bound traffic. The FCC asserted exclusive jurisdiction over Internet service provider-bound traffic and established a new interim intercarrier compensation regime for Internet service provider-bound traffic with capped rates above a fixed traffic exchange ratio. Traffic in excess of a ratio of 3:1 (terminating minutes to originating minutes) is presumed to be ISP-bound traffic, and is to be compensated at rates that decrease from $.0015 to $.0007, or the applicable state-approved rate if lower, over three years. Traffic below the 3:1 threshold is to be compensated at the rates in existing and future interconnection agreements. Traffic above the 3:1 ratio is also subject to a growth ceiling with traffic in excess of the growth ceiling subject to “bill and keep,” an arrangement in which the originating carrier pays no compensation to the terminating carrier to complete calls. In addition, when a competitive carrier begins to provide service in a state it has not previously served, all traffic in excess of the 3:1 ratio is subject to bill-and-keep arrangements. In exchange for this reduction in reciprocal compensation obligations to CLECs, the ILECs must offer to exchange all traffic subject to Section 251 (b) (5) of the Telecommunications Act of 1996, as well as Internet service provider-bound traffic, at the Federal capped rates. It is not possible to estimate the full impact of the FCC Order at this time because the Federal regime does not alter existing contracts except to the extent that they incorporate changes of Federal law, and because adoption of the Federal regime is within the discretion of the ILEC exchanging traffic with CLECs on a state-by-state basis. In the event an ILEC determines not to adopt the Federal regime, the ILEC must pay the same rate for Internet service provider-bound traffic as for calls subject to reciprocal compensation. On May 3, 2002, the U.S. Court of Appeals for the District of Columbia Circuit (Court) issued its decision in which it found that the FCC had failed to provide an adequate legal basis for its decision. The Court remanded the decision back to the FCC. In the interim the Court allowed the FCC’s interim compensation regime to remain in place. We cannot predict the impact of the FCC’s and the Court’s ruling on existing state decisions, the outcome of pending appeals or future litigation on this issue.

      In December 1996, the FCC initiated a Notice of Inquiry regarding whether to impose regulations or surcharges upon providers of Internet access and information services (the “Internet NOI”). The Internet NOI sought public comment upon whether to impose or continue to forebear from regulation of Internet and other packet-switched network service providers. The Internet NOI specifically identifies Internet telephony as a subject for FCC consideration. On April 10, 1998, the FCC issued a Report to Congress on its implementation of the universal service provisions of the 1996 Act. In the Report, the

FCC indicated that it would examine the question of whether certain forms of “phone-to-phone Internet Protocol telephony” are information services or telecommunications services. It noted that the FCC did not have an adequate record on which to make any definitive pronouncements on that issue at this time, but that the record the FCC had reviewed suggests that certain forms of phone-to-phone Internet Protocol telephony appear to have similar functionality to non-Internet Protocol telecommunications services and lack the characteristics that would render them information services. If the FCC were to determine that certain Internet Protocol telephony services are subject to FCC regulations as telecommunications services, the FCC noted it may find it reasonable that the ISPs pay access charges and make universal service contributions similar to non-Internet Protocol based telecommunications service providers. The FCC also noted that other forms of Internet Protocol telephony appear to be information services.

      On October 18, 2002, AT&T Corporation filed a petition for declaratory ruling with the FCC with respect to phone-to-phone Internet Protocol telephony. The petition requested that the FCC affirm that such services are exempt from the access charges applicable to circuit switched interexchange calls and that it is lawful to provide such service through local end user services. It is unclear when the FCC might rule on the question presented. Several related petitions before the FCC raise the issue of the appropriate regulatory treatment of Voice over IP telephony. The FCC, on March 10, 2004, adopted a Notice of Proposed Rulemaking which will address a variety of issues concerning the regulatory treatment of VoIP telephony. At the same time, the FCC ruled on a petition which dealt with a VoIP service that never used the public switched network, was offered free to members of the service, and did not involve the transport of the calls. The FCC determined the service was not a telecommunications service under the Act. The Company cannot predict the outcome of these proceedings or other FCC or state proceedings that may affect the Company’s operations or impose additional requirements, regulations or charges upon the Company’s provision of Internet access and related Internet Protocol-based telephony services.

      In November 1999, the FCC also adopted a new order requiring ILECs to provide line sharing, which allows CLECs to offer data services over the same lines that a consumer uses for voice services without the CLEC having to offer voice services. These rules were appealed and were reversed by the Court. In the FCC’s Triennial Review Order, the FCC established a three-year transition period during which line sharing would be restricted and then prohibited. That order is the subject of a petition for reconsideration and appeals to the U.S. Court of Appeals for the District of Columbia Circuit.

      The FCC and many state public utilities commissions have implemented rules to prevent unauthorized changes in a customer’s pre-subscribed local and long distance carrier services (a practice commonly known as “slamming.”) Pursuant to the FCC’s slamming rules, a carrier found to have slammed a customer is subject to substantial fines. In addition, the FCC’s slamming rules allow state public utilities commissions to elect to administer and enforce the FCC’s slamming rules. These slamming liability rules substantially increase a carrier’s possible liability for unauthorized carrier changes, and may substantially increase a carrier’s administrative costs in connection with alleged unauthorized carrier changes. The Communications Assistance for Law Enforcement Act (CALEA) provides rules to ensure that law enforcement agencies would be able to properly conduct authorized electronic surveillance of digital and wireless telecommunication services. CALEA requires telecommunications carriers to modify their equipment, facilities, and services used to provide telecommunications services to ensure that they are able to comply with authorized surveillance requirements. The Company’s switches are CALEA compliant.

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

      The implementation of the Telecommunications Act of 1996 is subject to numerous state rulemaking proceedings on these issues. Thus, it is difficult to predict how quickly full competition for local services, including local dial tone, will be introduced. Furthermore, the Telecommunications Act of 1996 provides that state public utilities commissions have significant roles in determining the content of interconnection agreements, including the responsibility to conduct the mandatory arbitration proceedings called for by the Telecommunications Act of 1996. The actions of the state public utilities commissions are subject to the Telecommunications Act of 1996 and, in several respects, the FCC’s interpretations thereof.

California Regulatory Proceedings and Judicial Appeals

      On March 29, 2002, SBC-California filed with the CPUC a petition for arbitration with respect to unresolved issues in negotiations of a new interconnection agreement with us, which would replace our then-existing agreement which continued in effect until replaced pursuant to its terms. On May 8, 2003, the CPUC issued its final decision, which requires us to pay SBC-California certain transport charges when SBC-California carries a category of telephone calls referred to as “VNXX Calls” from its customers to certain customers of ours not physically located in the same local calling area as the calling party. We have determined that we could extend the geographic scope of our network to avoid such charges. However, in recognition of the complexity of this determination and the time required to enact such a modification, the CPUC has deferred the effectiveness of these new transport charges until February 2004 to provide the Company time to modify its network. Such network modifications would cause additional costs on both an an-going and one-time basis. The agreement also authorizes the Company to charge tandem switching and transport where appropriate. The CPUC decision approved the continued payment of reciprocal compensation for all local calls, including those to ISP customers of the company, which was voluntarily agreed to by the parties.

      SBC-California notified the Company of its election to implement the FCC’s interim rate plan for ISP-bounds calls beginning August 1, 2003. The Company has disputed SBC’s implementation of the FCC plan, and on October 14, 2003 SBC-California filed a Complaint with the CPUC seeking resolution of this issue. The Company has opposed the relief sought by SBC and asserted several counter claims against SBC related to its performance under the new agreement. The matter is currently pending before an administrative law judge at the CPUC.

      On June 12, 2002, Verizon California (Verizon) filed a Petition for Arbitration with the CPUC with respect to unresolved issues in negotiations of a new ICA with the Company, that would replace the then-existing agreement, the terms and conditions of which continued in effect until replaced pursuant to an order of the CPUC. On May 22, 2003, the CPUC issued its decision establishing the provisions of the agreement which resulted from the arbitration. The new three-year agreement establishes the rules under which the Company and Verizon can interconnect their networks to allow for the exchange of traffic and the recovery of costs associated with exchanging such traffic. In addition, like the SBC agreement, it includes a new transport charge applicable to VNXX Calls and makes the reciprocal compensation rates established by the FCC Plan effective upon the commencement of the term of the new agreement. The terms of the agreement also incent the Company to modify its existing network in order to avoid these transport charges. However, in recognition of the complexity of this determination and the time required to enact such a modification, the CPUC has deferred the effectiveness of these new transport charges until January of 2004 to provide the Company time to modify its network. Such network modifications would cause additional costs on both an an-going and one-time basis. The agreement also authorizes the Company to charge tandem switching and transport where appropriate.

      We expect that reciprocal compensation will continue to represent a significant portion of our revenues in the future although, based on current market conditions, we expect the per minute reciprocal compensation rate will continue to decline from historic rates under interconnection agreements in the future. Furthermore, the policies of the CPUC and other regulatory bodies are subject to change with respect to issues which affect the economic structure of interconnection agreements is other ways, and these issues can differ from time to time.

Regulatory Legal Proceedings

      In July 2003 Verizon appealed the arbitration decision of the CPUC to Federal District Court, arguing among other things that the FCC Plan reciprocal compensation rates, which are contained in the new agreement but lower than the comparable rates in the agreement being replaced, should have been made retroactive. The Company has opposed the relief sought by Verizon, and has challenged the legality of the new transport charges imposed on VNXX traffic. It is not possible to determine the outcome of this proceeding at this time.

Nevada Regulatory Proceedings and Judicial Appeals

      In September 1999, Nevada Bell filed suit in U.S. Federal District Court in Reno to overturn a Public Utilities Commission of Nevada decision requiring Nevada Bell to pay the Company reciprocal compensation for terminating traffic to Internet service providers. We negotiated an interconnection agreement, but were unable to agree on the issue of reciprocal compensation. In 1999, a commissioner from the Public Utilities Commission of Nevada serving as arbitrator of that dispute (pursuant to the Telecommunications Act of 1996’s arbitration provisions for interconnection agreements) ruled that Nevada Bell did not have to pay Pac-West reciprocal compensation for this traffic. The full Public Utilities Commission of Nevada overruled that decision and ordered Nevada Bell to pay such compensation under the Pac-West interconnection agreement. On March 21, 2001, in ruling on cross-motions for summary judgment, the district court vacated the Public Utilities Commission of Nevada decision and remanded the matter to the Public Utilities Commission of Nevada with instructions to redo its analysis regarding reciprocal compensation. We have appealed this decision to the United States Court of Appeals for the Ninth Circuit. The appeal has been stayed to allow the parties time to conduct settlement negotiations. With the court’s consent, the parties have agreed to extend the stay.

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

Employees

      As of December 31, 2003, we had 372 employees. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. None of our employees are currently represented by a collective bargaining agreement. We also believe that we enjoy good relationships with our employees.

Available Information

      Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities

Exchange Act of 1934, as amended, are available free of charge on our Investor Relations web site at www.pacwest.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information posted on our web site is not part of this Annual Report.

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

We have a substantial amount of indebtedness and are highly leveraged

      As of December 31, 2003, our long-term debt totaled $54.7 million. We may also incur additional indebtedness in the future to expand and develop our current business and services, make strategic acquisitions and enter new markets. Our substantial indebtedness could, among other things:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, marketing costs and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, marketing efforts and other general corporate purposes;

•	limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	limit our ability to borrow additional funds.

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

A substantial portion of our total revenue is from reciprocal compensation payments, which are subject to regulatory and legal uncertainty.

      A substantial portion of our revenues is derived from reciprocal compensation payments by ILECs with which we have interconnection agreements. Our entitlement to reciprocal compensation payments results from terminating on our network, local calls that originate on another carrier’s network. We believe that under the Telecommunications Act of 1996, other ILECs should have to compensate us when their customers place calls to Internet service providers who are our customers. The right of CLECs, such as us, to receive this type of compensation is the subject of continual regulatory and legal challenges by the ILEC’s. For example, both Verizon and SBC have attempted to adopt the FCC’s Intercarrier ISP Compensation Order (FCC Order). In particular, the FCC Order introduced a series of declining reciprocal compensation pricing tiers for minutes of use, at rates starting below the rates previously negotiated in our interconnection agreements with both carriers. The lowest pricing tier specified by the order went into effect on June 15, 2003, and will remain in effect until such time that a replacement FCC Order may be introduced.

      Additionally, the FCC Order introduced artificial annual growth limits on compensable minutes of use subject to reciprocal compensation based on the composition and balance of traffic between carriers. Based on their interpretations of the growth cap formula, Verizon commenced withholding reciprocal compensation payments to us during July 2003 for the remainder of 2003, and SBC commenced withholding in December 2003. ILECs that withheld reciprocal compensation payments for 2003 based on their interpretation of the FCC Order may also withhold reciprocal compensation payments in 2004 and beyond pending resolution of this issue. Pac-West is disputing these withheld reciprocal compensation revenues and has challenged the legality of the growth caps as well as Verizon’s and SBC’s implementation of the FCC Order. There are no assurances that we will ever receive any disputed past or future reciprocal compensation payments. In addition, other regulatory and legal decisions providing that other carriers do not have to compensate us for these calls could limit our ability to service this group of customers profitably and could have a material adverse effect on us.

A substantial portion of our total revenue is based upon reciprocal compensation rates, which have been declining and are expected to continue to decline.

      Reciprocal compensation payments from ILECs accounted for approximately 35.0%, 48.7% and 41.6% of our total revenues for the years ended December 31, 2003, 2002 and 2001 respectively. Reciprocal compensation payments are a function of the number of calls we terminate, the minutes of use associated with such calls and the rates we are compensated at by the ILECs. During 2003, we experienced an average decrease of approximately 46.4% in the rate at which we are compensated at by the ILECs. This was largely lower compensation rates enacted by both SBC’s and Verizon’s adoption of the FCC order. This resulted in the withholding of reciprocal compensation payments by Verizon for the final five months and SBC for the final month in 2003. If this trend is repeated in 2004 it could mean that future reciprocal compensation payments could decline.

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

The covenants in the guaranty and security agreement related to the Senior Secured Note could adversely affect the operation of our business.

      On December 19, 2003, we entered into a guarantee and security agreement with Deutsche Bank in connection with the issuance of a Senior Secured Note. The guarantee and security agreement grants Deutsche Bank a security interest in substantially all of our assets and contains provisions which limit our management’s discretion by restricting our ability to: incur additional debt; pay dividends and make other distributions and restricted payments; prepay subordinated debt; sell assets; and enter into certain transactions with affiliates. If we fail to comply with the restrictions and covenants of the guaranty and security agreement or any other subsequent financing agreements, a default may occur. This default may allow the creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies.

The loss of key executive officers could negatively impact our business prospects.

      We believe that a critical component of our success will be the retention of our key executive officers. Henry R. Carabelli, our President and Chief Executive Officer has significant expertise in the telecommunications industry and has been instrumental in establishing and executing our business plan and strategy. The loss of the services of Mr. Carabelli or our other executive officers, including the following officers could adversely affect our business prospects, financial condition and results of operations:

•	H. Ravi Brar, our Chief Financial Officer;

•	Todd M. Putnam, our Chief Information Officer;

•	Michael B. Hawn, our Vice President Customer Network Services;

•	Wayne Bell, our Vice President Marketing and Sales;

•	Christine Ruane, our Vice President SME Sales;

•	Eric E. Jacobs, our Vice President, General Manager Service Provider Sales;

•	Peggy Mc Gaw, our Vice President Finance;

•	John F. Sumpter, our Vice President, Regulatory and Human Resources; and

•	Robert C. Morrison, our Vice President and General Counsel.

We are dependent on effective billing, customer service and information systems.

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

      Many new carriers, including us, have experienced difficulties in working with the ILECs with respect to initiating, interconnecting, and implementing the systems used by these new carriers to order and receive UNEs and wholesale services and locating the new carriers’ equipment in the offices of the ILECs. As a new carrier, we must coordinate with ILECs so that we can provide local service to customers on a timely and competitive basis. The Telecommunications Act of 1996 created incentives for regional Bell operating companies to cooperate with new carriers and permit access to their facilities by denying such companies the ability to provide in-region long distance services until they have satisfied statutory conditions designed to open their local markets to competition.

      The regional Bell operating companies have been fined numerous times by both Federal and state authorities for their failure to comply with applicable telecommunications laws and regulations. We do not believe these fines have had any meaningful impact on the anticompetitive practices of many of these companies and in fact believe that these practices are increasing in most of our markets. We attempt to enforce our rights against these incumbent monopolies but often times the remedies are inadequate to change their anticompetitive practices and in any event provide us with little or no recovery of the damages we have suffered as a result of these practices. Moreover, efforts by us to enforce our rights against these companies may further diminish the level of cooperation we receive from them. If we cannot obtain the cooperation of a regional Bell operating company in a region, or a regional Bell operating company otherwise fails to meet our requirements, for example, because of labor shortages, work stoppages or disruption caused by mergers or other organizational changes or terrorist attacks, our ability to offer services in such region on a timely and cost-effective basis will be adversely affected.

Our principal competitors for local services, the ILECs, and potential additional competitors, have advantages that may adversely affect our ability to compete with them.

      The telecommunications industry is both highly competitive and dominated by the ILECs who enjoy the benefit of significant market share earned over a time when there was little to no competition in the marketplace. Many of our current and potential competitors in the local market have financial, technical, marketing, personnel and other resources, including brand name recognition, substantially greater than ours, as well as other competitive advantages over us. In each of the markets targeted by us, we compete principally with the ILEC serving that area. These ILECs enjoy advantages that may adversely affect our ability to compete with them. ILECs are established providers of local telephone services to all or virtually all telephone subscribers within their respective service areas. ILECs also have long-standing relationships with Federal and state regulatory authorities. FCC and state administrative decisions and initiatives provide the ILECs with pricing flexibility for their: private lines, which are private, dedicated telecommunications connections between customers; special access services, which are dedicated lines from a customer to a long distance company provided by the local phone company;

and switched access services, which refers to the call connection provided by the local phone company’s switch between a customer’s phone and the long distance company’s switch.

      In addition, with respect to competitive access services, such as special access services as opposed to switched access services, the FCC recently granted ILECs increased pricing flexibility and deregulation for such access services after certain competitive levels are reached. If the ILECs are allowed by regulators to offer discounts to large customers through contract tariffs, engage in aggressive volume and term discount pricing practices for their customers, and/or seek to charge competitors excessive fees for interconnection to their networks, competitors such as ourselves could be materially adversely affected. If future regulatory decisions afford the ILECs increased pricing flexibility or other regulatory relief, such decisions could also have a material adverse effect on competitors such as us.

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

Some of our competitors have lower cost structures through restructuring activities

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

The Internal Revenue Service (IRS) may propose certain adjustments, in connection with an ongoing audit, which could be material in amount.

      Our tax affairs are subject to audit and review by numerous taxing authorities, including the IRS. An IRS audit of our tax returns for 1999, 2000 and 2001 is currently ongoing. The IRS may propose certain adjustments, which could be material in amount, in connection with its audit of these periods. If such adjustments were to be proposed by the IRS, we expect that we would vigorously defend the tax returns as filed. However, there can be no assurance that we will be able to successfully defend our tax positions. If we were unsuccessful in defending our tax returns as filed, we may be assessed a significant tax liability for one or more of the periods under audit, which could have a material adverse effect on our future financial results.

Telecommunication industry trends could slow or eliminate future growth.

      Competition in the communication services market has resulted in the consolidation of companies in our industry, a trend we expect to continue. In order to grow our business and better serve our customers, we continue to consider new business strategies, including potential acquisitions or new business lines. We believe that the statewide footprint of our network, which encompasses all of the major metropolitan areas of California, provides us with a significant competitive advantage that will enable us to successfully compete in the future, but we cannot guarantee that we will be able to sustain continued growth.

      The developing practice by the ILECs of bundling services including long distance over their comprehensive networks could make it difficult for us to retain customers or attract new ones. In addition, technology continues to evolve with the corresponding development of new products and services. There is no guarantee we will retain our customers with our existing product and service offerings or with any new products or services we may develop in the future.

Our failure to manage growth could result in increased costs.

      We may be unable to manage our growth effectively. This could result in increased costs and delay our introduction of additional services. The development of our business will depend on, among other things, our ability to achieve the following goals in a timely manner, at reasonable costs and on satisfactory terms and conditions:

•	purchase, install and operate equipment;

•	negotiate suitable interconnection agreements with, and

•	arrangements for installing our equipment at the central offices of ILECs on satisfactory terms and conditions;

•	hire and retain qualified personnel;

•	lease suitable access to transport networks; and

•	obtain required government authorizations.

      Any significant growth will place a strain on our operational, human and financial resources and will also increase our operating complexity as well as the level of responsibility for both existing and new management personnel. Our ability to manage our growth effectively will depend on the continued development of plans, systems and controls for our operational, financial and management needs and on our ability to expand, train and manage our employee base.

Our services may not achieve sufficient market acceptance to become profitable.

      To be successful, we must develop and market services that are widely accepted by businesses at profitable prices. Our success will depend upon the willingness of our target customers to accept us as a high-value independent broadband provider of integrated business communications solutions.

Our failure to achieve or sustain market acceptance at desired pricing levels could impair our ability to achieve profitability or positive cash flow.

      Market prices for our services have fallen in response to the competitive pressures we face, a trend which may continue. Accordingly, we cannot predict to what extent we may need to further reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. Our ability to meet price competition may depend on our ability to operate at costs equal to or lower than our competitors or potential competitors. There is a risk that competitors, perceiving us to lack capital resources, may undercut our rates, increase their services or take other actions that could be detrimental to us.

If we are unable to effectively deliver our services to a substantial number of customers, we may experience revenue losses.

      We cannot guarantee that our network will be able to connect and manage a substantial number of customers at high transmission speeds. If we cannot achieve and maintain digital transmission speeds that are otherwise available in a particular market, we may lose customers to competitors with higher transmission speeds and we may not be able to attract new customers. Actual transmission speeds on our network will depend on a variety of factors many of which are beyond our control, including the distance an end user is located from a central office, the quality of the telephone lines, the presence of interfering transmissions on nearby lines and other factors.

      Our ability to provide certain services to potential customers depends on the quality, physical condition, availability and maintenance of telephone lines within the control of the ILECs. If the telephone lines are not adequate, we may not be able to provide certain services to many of our target customers and our expected revenues will be diminished. In addition, the ILECs may not maintain the telephone lines in a condition that will allow us to implement certain services effectively or may claim they are not of sufficient quality to allow us to fully implement or operate certain services.

We may incur liabilities as a result of our Internet service offerings.

      United States law relating to the liability of on-line service providers and Internet service providers for information carried on, disseminated through, or hosted on their systems is currently unsettled. If liability is imposed on Internet service providers, we would likely implement measures to minimize our liability exposure. These measures could require us to expend substantial resources or discontinue some of our product or service offerings. In addition, increased attention to liability issues, as a result of litigation, legislation or legislative proposals could adversely affect the growth and use of Internet services.

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

Economic conditions in the State of California may negatively impact our financial results.

      The current economic conditions in California may negatively impact our financial results. The state’s economy continues to recover, but at a slower rate than the national average. There has been modest employment growth, but limited growth in wages and salaries. Weak economic conditions impact spending on telecommunication services. As a result continued weak economic conditions in California could negatively impact near-term financial results.

Consolidation in the telecommunications industry could lead to the creation of stronger competitors.

      There has been consolidation in the telecommunications industry with several mergers and acquisitions and this trend may continue. In addition, some telecommunication companies have filed for bankruptcy protection and enjoy court protection from creditors and lower their cost structures. These events could lead to the creation of substantially larger competitors, which may have greater resources and lower cost structures than us.

Item 2.	Properties

      We are headquartered in Stockton, California and lease offices and space in a number of locations primarily for sales offices and network equipment installations. As of December 31, 2003, we had 26 premise leases. The table below lists our material active facilities as of December 31, 2003:

			Approximate
Location	Use	Lease Expiration	Square Footage

Stockton, CA	Corporate and administrative offices	September 2007	41,853
Stockton, CA	Switching facility	June 2004	33,000
Oakland, CA	Switching facility	November 2008	15,238
Los Angeles, CA	Switching facilities	September 2006	22,185
Las Vegas, NV	Switching facility	October 2009	12,065
Tukwila (Seattle area), WA	Switching facility	December 2009	16,851
Phoenix, AZ	Switching facility	April 2010	12,321

      We believe that our leased facilities are suitable and adequate to meet our current needs in the markets in which we currently operate. Additional facilities may be required as business in our existing markets grows or facilities may be closed down if they are no longer needed. Each of the leases associated with our material facilities is extendable at our option. Our Stockton, California switching facility lease is extendable for four two-year periods, our Oakland switching facility is extendable for one five year period and all other leases in the table above are extendable for two five-year periods.

Item 3.	Legal Proceedings

      On December 6, 2001, a complaint captioned Krim vs Pac-West Telecomm, Inc., et. al., Civil Action No. 01-CV-11217, was filed in United States District Court for the Southern District of New York against the Company, certain executive officers, and various underwriters in connection with our initial public offering. An amended complaint was filed on April 19, 2002. The plaintiffs allege that the Company and its officers failed to disclose alleged allocations of shares of the Company’s common stock in exchange for excessive brokerage commissions or agreements to purchase shares at higher prices in the aftermarket, in violation of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The complaint against the Company seeks unspecified damages on behalf of a purported class of purchasers of its common stock. In October 2002, the executive officers of the Company were dismissed from the action without prejudice by agreement with the plaintiffs which also resulted in tolling of the statute of limitations. The court dismissed the Section 10(b) claim against the Company in 2002.

      On July 10, 2003, a committee of the Company’s board of directors conditionally approved a proposed settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the plaintiff’s complaint. The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the litigation.

      From time to time, the Company is a party to litigation that arises in the ordinary course of business. The Company believes that the resolution of this litigation, and any other litigation the Company may be involved with in the ordinary course of business, will not materially harm its business, financial condition or results of operations.

      In addition the Company is also a party to various legal proceedings relating to reciprocal compensation payment and other interconnection agreement issues. These are discussed in more detail in “Business-Regulation” in item 1 to this form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

      On December 18, 2003 the shareholders approved at a special meeting of the shareholders two proposals related to a financing transaction with Deutsche Bank AG — New York, acting through DB Advisors, LLC (Deutsche Bank), as investment advisor, and a related tender offer, which are more fully described in the definitive proxy statement filed by us with the Securities and Exchange Commission on November 26, 2003.

      The first proposal was for the approval of the issuance by us to Deutsche Bank of warrants to purchase up to 26,666,667 shares of common stock, at an exercise price of $1.50 per share and the issuance by us of the common stock issuable upon exercise of such warrants. The total votes cast for this resolution were as follows (in thousands):

		Percentage of
		total votes

For	17,443	88.5%
Against	2,225	11.3%
Abstain	49	0.2%

Total voted	19,717	100.0%

      The second proposal was to ratify all matters related to the issuance of the warrants and the common stock issuable upon the exercise warrants including, among other things, the proposed financing transaction with Deutsche Bank pursuant to which the warrants are intended to be issued and the tender offer for at least a majority of our outstanding Senior Notes and related consent solicitation. The total votes cast for this resolution were as follows (in thousands):

		Percentage of
		total votes

For	18,006	91.3%
Against	1,664	8.5%
Abstain	47	0.2%

Total voted	19,717	100.0%

Item 4A.	Directors and Executive Officers

      The table below sets forth certain information as of December 31, 2003 with respect to Pac-West’s current directors and executive officers:

Name	Age	Position(s)

Executive Officers:
Henry R. Carabelli	48	President and Chief Executive Officer
H. Ravi Brar	35	Chief Financial Officer
Todd M. Putnam	40	Chief Information Officer
Michael B. Hawn	40	Vice President Customer Network Services
Wayne Bell	32	Vice President Marketing and Sales
Christine Ruane	40	Vice President SME Sales
Eric E. Jacobs	33	Vice President, General Manager Service Provider Sales
Peggy Mc Gaw	45	Vice President Finance
John F. Sumpter	55	Vice President Regulatory and Human Resources
Robert C. Morrison	57	Vice President and General Counsel

Directors:
Wallace W. Griffin	65	Chairman of the Board of Directors
A. Gary Ames	59	Director
Henry R. Carabelli	48	President and Chief Executive Officer
David G. Chandler	45	Director
Jerry L. Johnson	56	Director
John K. La Rue	54	Founder and Director
Thomas A. Munro	47	Director
Samuel A. Plum	59	Director
Dr. Jagdish N. Sheth	65	Director

      The present principal occupations and recent employment history of each of our executive officers and directors listed above are set forth below.

Executive Officers

      Henry R. Carabelli joined Pac-West as President and COO in June 2001. Effective January 1, 2003, Mr. Carabelli became a Director of Pac-West. In July 2003 he also became CEO. Mr. Carabelli has overall responsibility for the operations of the Company. Formerly the COO of ICG, a Colorado-based CLEC, and President of @Link Networks, a broadband service provider, Mr. Carabelli brings over 24 years of telecom experience to Pac-West. He joined ICG in 1996 as Executive Vice President of network operations, and served as COO from 1998 to 1999 with responsibility over network engineering, customer care, sales, and installation. Prior to ICG, Mr. Carabelli spent 19 years in management with Ameritech and Michigan Bell. In 1986, he was chosen for a technology internship program at Bellcore to expand exposure to new broadband technologies. He is also a Director on the San Joaquin Business Council.

      H. Ravi Brar joined Pac-West in July 1999 as Vice President of Business Development. He was appointed Vice President of Customer Operations in October 2000, Vice President of Finance and Treasurer in August of 2001, Acting Chief Financial Officer in February of 2002, and Chief Financial Officer in September 2002. Mr. Brar has responsibility for the Company’s financial and accounting operations and evaluating strategic growth opportunities. Prior to joining Pac-West, Mr. Brar was employed with Xerox Corporation from 1991 to 1999, where he held several senior level business development and financial management positions, including Business Development Manager of Developing Markets Operations in China and Russia, and Area General Manager and Controller of Xerox’s Business Services division in Pittsburgh, PA.

      Todd M. Putnam joined Pac-West in October 2003 as Chief Information Officer. Mr. Putnam has responsibility over the Company’s information systems including the Company’s Information Technologies strategic plan and infrastructure, including operating support systems, software development, database administration, information services and security, system integration, internal and external web sites, and supplier partnerships. Prior to joining Pac-West, he completed a consulting assignment with TechNexxus, LLC (a subsidiary of Mintz Levin Cohn Ferris Glovsky and Popeo PC) in Washington D.C. From 1989 to 2002, he was employed with Global Crossing LTD (Frontier Communications, ConferTech International, and T1 Systems), where he was responsible for building, operating, and maintaining the global information systems infrastructure for the entire company. He held a variety of senior level IT positions, including Vice President of Global IS Operations, Vice President of North American Systems and Infrastructure, Vice President of Systems Development, and CIO of the ConferTech division.

      Michael B. Hawn joined Pac-West as Vice President of Customer Network Services in August 2001. Mr. Hawn has end-to-end responsibility over service delivery, maintenance, field operations, engineering and reliability. He has over 15 years of telecommunications management experience, including network planning, engineering, service delivery, provisioning, and software development. His former positions include Vice President of National Operations and Vice President of Program Management for @Link Networks, Inc. in Louisville, CO, Vice President of Planning and Engineering for ICG Communications, Inc. in Englewood, CO, and Technical Manager for Lucent Technologies’ Regional Technical Assistance Center (RTAC) in Lisle, IL and Cockeysville, MD.

      Wayne Bell joined Pac-West as Vice President of Marketing in August 2001. He assumed additional responsibility as Vice President of Service Provider Markets in February 2003. In October 2003, he also assumed the added responsibility of SME Markets. Mr. Bell has overall responsibility over product management and development, business analysis, corporate communications, channel development and support, service provider sales and customer relations, and small and medium business sales and customer relations. Mr. Bell has over 11 years of telecommunications management experience, including product marketing, product and process development, network planning, engineering, sales, and operations. His former positions include Vice President of Marketing and Channel Development for @Link Networks, Inc. in Louisville, CO and Senior Director of Product and Process Development for ICG Communications, Inc. in Englewood, CO. He also served in a Director capacity in the Program Office for U S WEST Communications, Inc. in Englewood, CO.

      Christine Ruane joined Pac-West in January 2000 as a Branch Manager in Napa, California, and was promoted to Regional Manager for Northern California in April 2002. Ms. Ruane has responsibility over the Company’s SME sales channel. In July 2002, she was appointed Vice President of Sales-SME Markets. Prior to joining Pac-West, Ms. Ruane was employed with Ameritel from 1995 to 1999 as Director of Enhanced Network and Agency Services. From 1987 to 1991, Ms. Ruane was employed with R.H. Macy and Co., where she held several executive management positions in sales and human resources.

      Eric E. Jacobs joined Pac-West in March 2003 as Senior Director of Service Provider Sales and was promoted to Vice President, General Manager Service Provider Sales in December 2003. Mr. Jacobs has responsibility over the Company’s service provider sales and customer relations, focusing on revenue growth, customer retention, and new customer acquisitions. He has over ten years of sales management experience in the communications industry, including positions as Director of Sales for Metromedia Fiber Network from April 2000 to March 2003 and Manager of Corporate Accounts for Nextel Communications, Inc from August 1998 to April 2000.

      Peggy Mc Gaw joined Pac-West in June 2002 as Executive Director of Accounting and Finance and was promoted to Vice President Finance in December 2003. Ms. Mc Gaw has responsibility over accounting, risk management, financial reporting and compliance, and tax and treasury activities. Prior to joining Pac-West she has served as CFO of theDial.com from 1999 to 2002. Prior positions included in her 19 years of finance experience are Vice President of Finance and Acting CFO of Intracel Corporation and Business Assurance Manager for PricewaterhouseCoopers, LLP. Her extensive experience with technology-based companies includes numerous capital raising and M&A transactions. Ms. Mc Gaw is a member of the American Institute of Certified Public Accountants, Financial Executives International and the Forum for Women Entrepreneurs.

      John F. Sumpter joined Pac-West as Vice President of Regulatory in July 1999. He assumed additional responsibility as Vice President of Human Resources in January 2003. He is responsible for Pac-West’s relations with government regulatory agencies, regulatory compliance, intercarrier relations, and human resources. Mr. Sumpter has over 30 years of experience in the telecommunications industry. Prior to Pac-West, he was employed with AT&T from 1984 to 1999, where he held several executive level regulatory and marketing positions, including Division Manager of Law and Government Affairs, District Manager of Switched Services Product Management, and District Manager of Marketing. He currently serves as Chairman of the Board of CALTEL, the California Association of Competitive Telecommunications Companies and of CACE, the California Alliance for Consumer Education.

      Robert C. Morrison joined Pac-West as Vice President and General Counsel in January 2003. He served on Pac-West’s Board of Directors from 2001 through December 31, 2002. He has served as our Corporate Secretary since February 2001. Mr. Morrison has responsibility over corporate governance, record keeping, documentation and legal administration of contractual relationships, and managing the Company’s relationships with outside law firms. Prior to joining Pac-West, Mr. Morrison was an attorney with Neumiller and Beardslee, P.C. in Stockton, California from 1972 to 2002. He served as Managing Director from 1983 to 1990. In July 2002, he completed a term on the Board of Regents of the University of California. He is a past president of the Greater Stockton Chamber of Commerce, the San Joaquin County Economic Development Association, and the alumni association for UC Davis, and is a former member of the Board of Directors and Executive Committee of the Lassen Volcanic National Park Foundation.

Directors

      Wallace W. Griffin was appointed President, CEO, and a Director of Pac-West in September 1998 when an investor group he was part of purchased and recapitalized the Company. In June 2001 he transferred the title of president to Mr. Carabelli and in July 2003 he transferred the title of CEO to Mr. Carabelli. Mr. Griffin has over 40 years experience in telecommunications, cable television, publishing and advertising. Prior to joining Pac-West, Mr. Griffin served as a Group President for a number of Jones International companies from 1994 to 1997, including Jones Lightwave, Ltd., a CLEC, and Jones Education Company, a leader in using technology to deliver education. Concurrently, he was co-owner of a consulting and business development company, Griffin Enterprises, Inc. From 1987 through 1992, he served as the President and CEO of U S West Marketing Resources Group, where he managed the $1 billion publishing, media software and advertising services division. Mr. Griffin currently serves on the Advisory Board for the University of the Pacific Eberhardt School of Business and the Board of Trustees for the University of California, Merced.

      A. Gary Ames has served as a Director of Pac-West since July 2000. Mr. Ames served as President and Chief Executive Officer of MediaOne International, a provider of broadband and wireless communications from 1995 until his retirement in June 2000. From 1989 to 1995, he served as President and Chief Executive Officer of U S West Communications, a regional provider of residential and business telephone services, and operator and carrier services. Mr. Ames also serves as a director of Albertsons, Inc., Tektronix, Inc. and iPass, Inc.

      David G. Chandler has served as a Director of Pac-West since September 1998. Mr. Chandler is a Managing Director of William Blair Capital Partners, L.L.C., a Chicago-based private equity firm. In addition, Mr. Chandler is a Principal of William Blair & Company where he has been employed since 1987. Prior to joining William Blair & Company, Mr. Chandler was an investment banker with Morgan Stanley & Co. Inc. from 1984 to 1987. Mr. Chandler serves as a director of the following companies: Morton Grove Pharmaceuticals, Inc., Pharma Research Corporation, Engineering Materials Corp., U.S. Education Corporation, The Plastics Group and American Civil Constructors, Inc.

      Jerry L. Johnson served as Chairman of Pac-West’s Board of Directors from September 1998 to June 2001. From 1995 until December 2001, Mr. Johnson was employed by Safeguard Scientifics Inc., where he was the Executive Vice President overseeing the partner companies in the E-Communications group. From 1985 to 1995, he worked at U S West in various positions, including Vice President, Network and Technology Services, which included managing U S West’s largest division, and supervising 21,000 management, engineering, technical and clerical employees. From 1983 to 1985, Mr. Johnson was President and CEO of Northwestern Bell Information Technologies.

      John K. La Rue founded the Company’s predecessor (also known as Pac-West Telecomm, Inc.) in 1980 and served as its President until September 1998. From September 1998 until July 2001, Mr. La Rue served as Pac-West’s Executive Vice President. Currently, Mr. La Rue is semi-retired and employed on a part-time basis serving as an advisor to Mr. Carabelli, Pac-West’s President and CEO. Mr. La Rue has over 34 years of experience in the telecommunications industry.

      Thomas A. Munro has served as a director since April 2003 and has over 22 years of financial and technology experience. In January 2003, he retired from Wireless Facilities, Inc. (Nasdaq: WFII), a global leader in the design, deployment, and management of wireless mobility and broadband wireless networks. He served as CFO from 1997 to 2000, and President from September 2000 until his retirement. Prior to WFI, he was founder and CEO of @Market, a retail sporting goods website. From 1994 to 1995, he served as CFO for Precision Digital Images, Inc. From 1981 to 1994, he was employed with MetLife Capital Corporation, where he served as CFO and a Director on the company’s Board from 1992 to 1994. He holds a bachelor’s degree in business administration and an MBA from the University of Washington and has co-authored two college level text books on computer programming. Mr. Munro also serves as a director of BioFortis, Inc. and Renaissance Golf Group.

      Samuel A. Plum has served as a Director of Pac-West since September 1998. Mr. Plum has been a Managing General Partner of the general partner of SCP Private Equity Partners, L.P. since its commencement in August 1996, and was employed by Safeguard Scientifics from 1993 to 1996. From February 1989 to January 1993, Mr. Plum served as President of Charterhouse, Inc. and Charterhouse North American Securities, Inc., the U.S. investment banking and broker-dealer divisions of Charterhouse PLC, a merchant bank located in the United Kingdom. From 1973 to 1989, Mr. Plum served in various capacities at the investment banking divisions of PaineWebber, Inc. and Blyth Eastman Dillon & Co., Inc. Mr. Plum has 22 years of investment banking, mergers and acquisitions, and private equity investment experience. Mr. Plum also serves as a director of Index Stock Photography, Inc., Metallurg Holdings, Inc. and Pentech Financial Services Inc.

      Dr. Jagdish N. Sheth has served as a Director of Pac-West since July 1999. Dr. Sheth has also been the Charles H. Kellstadt Professor of Marketing in the Goizueta Business School since 1991 and is the founder of the Center for Relationship Marketing at Emory University. From 1984 to 1991, Dr. Sheth was the Robert E. Brookner Professor of Marketing at the University of Southern California and is the founder of its Center for Telecommunications Management. Dr. Sheth also serves as a director of Norstan, Inc., Wipro Limited and Cryo-Cell, Inc.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Market Information

      The Company’s common stock trades under the symbol “PACW.” The following table represents the quarterly high and low closing sale prices of the Company’s common stock for the years ended December 31, 2003 and 2002 as reported by the Nasdaq Stock Market.

	2003		2002

	High	Low	High	Low

First quarter	$0.69	$0.40	$0.66	$0.42
Second quarter	$1.16	$0.31	$0.75	$0.40
Third quarter	$3.97	$0.68	$0.60	$0.25
Fourth quarter	$4.59	$1.86	$0.70	$0.22

      As of March 17, 2004, the number of shareholders of record of the Company’s common stock was 471. On May 28, 2002, our common stock ceased being quoted on the Nasdaq National Market and began being quoted on the Nasdaq SmallCap Market as a result of our failure to comply with the Nasdaq’s minimum bid price requirement. Following our move to the Nasdaq Small Cap Market, we were again notified that we failed to comply with the Nasdaq’s minimum bid requirement. On August 11, 2003, we received notification from the Nasdaq Listing Qualifications Panel that we regained compliance with all requirements for continued listing on the Nasdaq SmallCap Market. Consequently, we currently have no plans to implement the reverse split approved by our shareholders on June 9, 2003.

      We have not declared any cash dividends on our common stock during the fiscal years 2003, 2002 and 2001, and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Declaration or payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, our ability to pay dividends on the common stock is restricted by the provisions of our outstanding debt agreements.

Securities Issuance Under Equity Compensation Plans

      The information required to be set forth herein is included in the section entitled “Securities Issuance Under Equity Compensation Plans” in Item 10 of the Company’s Proxy Statement, which section is incorporated herein by reference.

Recent sales of Unregistered Securities

      On December 19, 2003, we sold to Deutsche Bank AG — New York, acting through DB Advisors, LLC, as investment advisor (Deutsche Bank), as investment advisor, in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, a senior secured note in the principal amount of $40.0 million, which we refer to as the Senior Secured Note, and warrants to purchase up to 26,666,667 shares of our common stock at an exercise price of $1.50 per share. We used the net proceeds of this financing transaction, $40.0 million in cash less certain expenses, to complete a tender offer for $59.0 million in aggregate principal amount of our Senior Notes.

Item 6.	Selected Financial Data

      This section presents selected historical financial data of the Company. You should read carefully the consolidated financial statements, related notes thereto, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected data in this section is not intended to replace the consolidated financial statements.

      The following table highlights our financial performance for the last five years (in thousands except per share amounts and minutes of use data):

	Years Ended December 31,

	2003	2002	2001	2000	1999

Statements of Operations Data:
Revenues	$134,640	$164,098	$149,992	$139,090	$95,505
Costs and expenses:
Network expenses	36,286	53,525	57,345	42,388	20,510
Selling, general and administrative	59,217	60,114	66,575	54,026	22,855
Depreciation and amortization	44,000	40,350	34,181	20,905	8,689
Restructuring charges(1)	125	8,620	8,764	—	—
Impairment of assets(2)	—	16,621	16,787	—	—

Operating expense	139,628	179,230	183,652	117,319	52,054

(Loss) income from operations	(4,988)	(15,132)	(33,660)	21,771	43,451
Interest expense	13,520	17,398	19,937	18,932	18,124
Loss (gain) on repurchase of bonds(3)	3,689	(33,847)	—	—	—
Other (income) expense, net	(447)	(1,474)	(4,212)	(5,569)	(3,690)
(Benefit from) provision for income taxes	(6,500)	745	(14,593)	4,791	13,111

Net (loss) income	$(15,250)	$2,046	$(34,792)	$3,617	$15,906

Net (loss) income per share:
Basic	$(0.42)	$0.06	$(0.96)	$0.10	$0.59
Diluted	$(0.42)	$0.06	$(0.96)	$0.10	$0.56
Balance sheet data:
Total assets	$173,675	$243,016	$314,737	$360,792	$290,100
Long-term debt and capital leases	$54,714	$97,443	$160,192	$165,459	$150,017
Stockholders’ equity	$92,464	$87,236	$85,071	$119,757	$106,250
Other Data:
EBITDA (unaudited)	$35,293	$58,934	$556	$40,681	$52,140
Cash flows from operations	$18,414	$44,642	$7,974	$41,762	$41,439
Cash flows from investing	$24,460	$(30,205)	$(6,082)	$(67,841)	$(135,966)
Cash flows from financing	$(36,267)	$(50,416)	$5,462	$66	$161,979
DS-0 equivalent lines in service (unaudited)	428,192	327,021	235,244	193,397	122,477
Minutes of use (in billions) (unaudited)	41.7	32.1	26.6	23.7	16.1

	Years Ended December 31,

	2003	2002	2001	2000	1999

Reconciliation of EBITDA to operating cash flow (unaudited):
EBITDA (unaudited)	$35,293	$58,934	$556	$40,681	$52,140
Net loss (gain) on bond repurchase	3,689	(33,847)	—	—	—
Non-Cash restructuring charges	—	3,408	5,000	—	—
Impairment of assets and goodw ill	—	16,621	16,787	—	—
Changes in operating assets and liabilities	(8,162)	13,514	(2,785)	10,343	2,296
Interest expense, net	(13,043)	(15,793)	(15,760)	(11,368)	(14,434)
Allow ance for doubtful accounts receivable	192	1,008	3,214	989	275
Amortization of deferred financing costs	434	693	878	853	1,162
Amortization of deferred stock compensation	11	104	84	264	—

Operating Cash Flow	$18,414	$44,642	$7,974	$41,762	$41,439

(1)	Restructuring charges relate to our restructuring plan approved and announced in June 2002 and August 2001.

(2)	As a result of our modified business plan, we determined some of our assets were impaired and recorded impairment charges. See Note 4 to the accompanying consolidated financial statements.

(3)	During 2003 and 2002, we repurchased some of our Senior Notes. See Note 8 to the accompanying consolidated financial statements.

      Earnings before interest, taxes, depreciation and amortization (EBITDA) for the years ended December 31, 2003, 2002 and 2001 was $35.3 million, $58.9 million and $0.6 million, respectively. EBITDA represents earnings before interest, net; income taxes; depreciation and amortization. Although EBITDA is not a measure of financial performance under generally accepted accounting principles, we believe EBITDA is a common measure used by analysts and investors to evaluate our capacity to meet our obligations. We also use EBITDA as an internal measurement tool and accordingly, we believe that the presentation of EBITDA provides useful and relevant information. The table above reconciles EBITDA to net cash provided by operating activities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      We encourage you to read the following discussion and analysis in conjunction with the “Selected Consolidated Financial Data” and our consolidated financial statements and related notes, which are included in this Annual Report. Our discussion of results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed under “Risk Factors” and elsewhere.

Introduction

      As described more fully under “Business,” we are a high-value, independent broadband provider of integrated communications services within our target markets. Our customers include Internet service providers and enhanced communications service providers, collectively referred to as service providers, or SPs, and the enterprise market, also referred to as the small and medium sized enterprises, SME business, many of which are communications-intensive users.

      Fiscal 2003 was an eventful year for us. While our consolidated revenues for the year ended December 31, 2003 decreased by $29.5 million, or 18.0%, to $134.6 from $164.1 million for the year ended December 31, 2002 largely as a result of decreases in reciprocal compensation payments received from incumbent local exchange carriers, or ILECs, we continue to increase the number of lines in service and minutes of use on our network with total DS-0 lines in service increasing 30.9% to 428,192 as of December 31, 2003 and billable minutes of use up 29.9% to 41.7 billion for the year ended December 31, 2003. In addition, as described more fully below, in December 2003, we sold to Deutsche Bank a senior secured note in the principal amount of $40.0 million and warrants to purchase up to 26,666,667 shares of our common stock at an exercise price of $1.50 per share, and used the proceeds to repurchase a significant portion of our Series B 13.5% Senior Notes due 2009, which we refer to as the Senior Notes, as part of a tender offer.

      The following table shows financial performance and noteworthy items (in thousands except per share amounts):

	2003	2002	2001

Financial performance:
Revenues	$134,640	$164,098	$149,992
Net (loss) income	$(15,250)	$2,046	$(34,792)
Diluted net (loss) income per share	$(0.42)	$0.06	$(0.96)
Noteworthy items:
ILEC revenue settlements received	$5,685	$20,596	$—
Restructuring and asset impairment charges	$125	$25,241	$25,551
Loss (gain) on repurchase of bonds	$3,689	$(33,847)	$—

      Earnings before interest, taxes, depreciation and amortization (EBITDA) represents earnings before interest expense, net; income taxes; depreciation and amortization. For the years ended December 31, 2003, 2002 and 2001 EBITDA was $35.3 million, $58.9 million and $0.6 million, respectively. Although EBITDA is not a measure of financial performance under generally accepted accounting principles, we believe EBITDA is a common measure used by analysts and investors to evaluate our capacity to meet our obligations. We also use EBITDA as an internal measurement tool and accordingly, we believe that the presentation of EBITDA provides useful and relevant information. The table included in item 6 above reconciles EBITDA to net cash provided by operating activities.

      In December 2003, we successfully completed an important financing transaction which permitted us to reduce our debt level and future cash interest expense. In particular, on December 19, 2003, we sold to Deutsche Bank AG — New York, acting through DB Advisors, LLC, as investment advisor, (Deutsche Bank), a Senior Secured Note in the principal amount of $40.0 million, which we refer to as the Senior Secured Note, and warrants to purchase up to 26,666,667 shares of our common stock at an exercise price of $1.50 per share. The guarantee and security agreement grants Deutsche Bank a security interest in substantially all of our assets. We used the net proceeds of this financing transaction, $40.0 million in cash less certain expenses, together with our own cash, to complete a tender offer for $59.0 million in aggregate principal amount of our Senior Notes. In connection with the tender offer, we also solicited consents to effect certain proposed amendments to the indenture governing the Senior Notes. These amendments to the indenture governing the Senior Notes, which are now effective, eliminated most of the indenture’s principal restrictive covenants and amended some other provisions contained in the indenture.

      We derive our revenues from monthly recurring charges, usage charges and amortization of initial non-recurring charges. We provide services to both retail and wholesale customers. Monthly recurring charges include the fees paid by customers for lines in service and additional features on those lines, as well as equipment collocation services. Usage charges consist of fees paid by end users for each call made, fees paid by our intercarrier customers as reciprocal compensation for completion of their customers’ calls through our network, and access charges paid by carriers for long distance traffic terminated on our network. Initial non-recurring charges consist of fees paid by end users for the installation of our service. These payments and related costs up to the amount of revenues are recognized as revenue and expense ratably over the term of the service contracts, which is generally 24 to 36 months. We recognize revenue when there is persuasive evidence of an arrangement, delivery of the product or performance of the service has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.

      We also have intercarrier customers who pay us to terminate their originating call traffic on our network. These payments consist of meet point, transit traffic and reciprocal compensation payments, collectively referred to as reciprocal compensation. Reciprocal compensation payments are a function of the number of calls we terminate, the minutes of use associated with such calls and the rates we are compensated at by the ILECs. Reciprocal compensation payments have historically been a significant portion of our revenues but the intercarrier payments are not currently a targeted customer. In particular, reciprocal compensation payments accounted for 35.0%, 48.7% and 41.6% of our total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. As a result, the failure, for any reason, of one or more ILECs from which we ordinarily receive reciprocal compensation payments to make all or a significant portion of such payments would adversely affect our financial results.

      Our right to receive reciprocal compensation payments from ILECs, as well as the right of other CLECs to receive such payments is the subject of numerous regulatory and legal challenges. For example, in 2003, Verizon and SBC attempted to adopt the Federal Communications Commission’s, or FCC’s, Intercarrier ISP Compensation Order. The FCC ISP order introduced a series of declining reciprocal compensation pricing tiers for minutes of use, at rates starting below the rates previously negotiated in our interconnection agreements (ICAs) with both carriers. The lowest pricing tier specified by the FCC ISP order was reached on June 15, 2003, will remain in effect until such time that a replacement FCC ISP order may become effective. Additionally, the FCC ISP order introduced artificial annual growth limits on compensable minutes of use subject to reciprocal compensation based on the composition and balance of traffic between carriers. Based on Verizon’s interpretation of the growth cap formula, Verizon commenced withholding of reciprocal compensation payments to us for the final five months and SBC commenced withholding for the final month in 2003. We are disputing these withheld reciprocal compensation payments and have challenged the legality of the growth caps as well as Verizon’s and SBC’s implementation of the FCC ISP order; however, there are no assurances that we will ever receive these withheld reciprocal compensation payments. We expect that SBC and Verizon may also withhold reciprocal compensation payments in 2004 and beyond once we have exceeded their calculation of the growth cap.

      In addition, the rates upon which reciprocal compensation payments are determined are generally under downward pressure. For example, on May 16, 2002, the California Public Utilities Commission, or CPUC, implemented an Unbundled Network Element pricing structure for local traffic exchanged with SBC in California. The impact of this pricing structure had a significant negative impact on the reciprocal compensation revenue recognized subsequent to the ruling.

      Our tax affairs are subject to audit and review by numerous taxing authorities, including the Internal Revenue Service (IRS). An IRS audit of our tax returns for 1999, 2000 and 2001 is currently ongoing. The IRS may propose certain adjustments, which could be material in amount, in connection with its audit of these periods. If such adjustments were to be proposed by the IRS, we expect that we would vigorously defend the tax returns as filed. However, there can be no assurance that we will be able to successfully defend our tax positions. If we were unsuccessful in defending our tax returns as filed, we may be assessed a significant tax liability for one or more of the periods under audit, which could have a material adverse effect on our future financial results.

      As technology continues to evolve with the corresponding development of new products and services, there is no guarantee we will retain our customers with our existing product and service offerings or with any new products or services we may develop in the future. While the demand for Internet access in our target markets continues to grow, the demand for dial-up Internet access has slowed in recent years. The introduction of broadband and Voice over Internet Protocol (VoIP), could further effect the growth of our existing dial-up access to the Internet and our switched local and long-distance voice products. VoIP utilizes high-speed data networks rather than traditional phone lines to complete calls, offering customers enhanced functionality and potential cost savings over traditional carrier networks. VoIP services are rapidly gaining momentum in the enterprise market as the quality and reliability continue to improve and broadband becomes more affordable. In this regard, in the fourth quarter of 2003 we entered into a joint operating agreement with Sentient Group, Inc. (Sentient) to jointly develop opportunities for the application of VoIP services to the enterprise market, and in the first quarter of 2004 we acquired substantially all of the assets, and assumed certain specified liabilities of Sentient.

      Regulatory uncertainty and competition in the communication services market has resulted in the consolidation of CLECs, a trend we expect to continue. In order to grow our business and better serve our customers, we continue to consider new business models and strategies, including potential acquisitions or new business lines. We believe that the statewide footprint of our network, which encompasses all of the major metropolitan areas of California, provides us with a significant competitive advantage that will enable us to successfully compete in the future, but we cannot guarantee that we will be able to sustain continued growth.

Results of Operations

      The following table summarizes the results of operations as a percentage of our revenues for the years ended December 31, 2003, 2002 and 2001. Income (loss) from operations for 2003, 2002 and 2001 includes restructuring and impairment charges totaling $0.1 million, $25.2 million and $25.6 million, respectively.

	Years Ended December 31,

	2003	2002	2001

Statements of Operations Data:
Revenues	100.0%	100.0%	100.0%
Network expenses	27.0	32.6	38.2
Selling, general and administrative expenses	44.0	36.6	44.4
Depreciation and amortization expense	32.7	24.6	22.8
Loss from operations	(3.7)	(9.2)	(22.4)
Net (loss) income	(11.3)	1.2	(23.2)

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      The significant revenue components and operational metrics of the Company for the years ended December 31, 2003 and 2002 are as follows:

Revenues (in millions):	2003	2002	% Change

Reciprocal Compensation	$47.1	$79.9	(41.1)%
Direct billings to SP customers	45.0	41.5	8.4
Direct billings to SME customers	17.3	12.9	34.1
Outbound local and long distance	12.7	13.2	(3.8)
Dedicated transport	5.6	8.9	(37.1)
Switched access	6.0	7.2	(16.7)
COAM	0.4	0.5	(20.0)
Other	0.5	—	100.0

Total Revenues	$134.6	$164.1	(18.0)%

Operational metrics:
DS-0 equivalent lines in service	428,192	327,021	30.9%
Minutes of use (in billions)	41.7	32.1	29.9%

      Consolidated revenues for the year ended December 31, 2003 decreased by $29.5 million, or 18.0%, to $134.6 million from $164.1 million for the year ended December 31, 2002. The decrease in revenues was mainly the result of a $32.8 million decrease in reciprocal compensation, due principally to withholding of reciprocal compensation payments to us by Verizon for the final five months and SBC for the final month in 2003, and negotiated settlements of previously withheld reciprocal compensation payments in 2003 of $5.7 million compared to $20.6 million in 2002. This decrease was partially offset by a $7.9 million increase in recurring charges and installation charges billed directly to SP and SME business customers due to the increase growth in total lines in service in 2003 over 2002 and an increase in billable minutes of use during the same period.

      The total DS-0 equivalent lines in service (lines) increased 30.9% to 428,192 as of December 31, 2003 from 327,021 lines as of December 31, 2002 due to our continued success at attracting new customers and retaining existing customers. Billable minutes of use were 41.7 billion for the year ended December 31, 2003, up 29.9% from 32.1 billion billed minutes during 2002 due to both the increased number of lines in service and higher average traffic volume per line on a year over year basis. Of these minutes, 40.9 billion and 31.4 billion were subject to reciprocal compensation in 2003 and 2002, respectively.

      The following table describes the main components of our reciprocal compensation revenues for the years ended December 31, 2003 and 2002 (in thousands excepts minutes of use):

	2003	2002	% change

Minutes of use subject to reciprocal compensation revenue (billions)	40.9	31.4	30.1%
Average reciprocal compensation per minute of use	$0.0010	$0.0019	(46.4)

	$41,378	$59,315	(30.2)
Amounts withheld from prior periods and recorded as revenue	5,685	20,596	(72.4)

Reciprocal compensation payments received	$47,063	$79,911	(41.1)%

      Reciprocal compensation decreased by $32.8 million or 41.1% to $47.1 million from $79.9 million in 2002. The main reason for the decrease was:

•	a decrease of $14.9 million in amounts received as a result of the settlement of disputes related to prior withholdings of reciprocal compensation payments in 2003;

•	withholdings of reciprocal compensation payments in 2003 by Verizon for the final five months and SBC for the final month based on Federal rate caps; partially offset by

•	an increase of 30.1% in minutes of use subject to reciprocal compensation payments.

      Direct billings to SP customers increased during the year ended December 31, 2003 from the same period in 2002 by $3.5 million, or 8.4%, to $45.0 million from $41.5 million during the year ended December 31, 2002. While lines in service to this market increased to 363,164 lines at December 31, 2003 from 272,636 lines in service at December 31, 2002, an increase in lines of 90,528, or 33.2%, revenue per line decreased in response to on-going competitive pressure on pricing.

      Direct billings to SME business customers increased in the year ended December 31, 2003 from the same period in 2002 by $4.4 million, or 34.1%, to $17.3 million from $12.9 million during the same period in 2002. This increase was primarily due to introduction of new services for SME customers in 2003 combined with an increase in lines in service to 65,028 lines at the year ended December 31, 2003 from 54,385 lines in service at December 31, 2002, an increase of 10,643, or 19.6%, partially offset by lower rates offered to our new and renewing customers in 2003 in response to increased market pricing pressures.

      Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased during the year ended December 31, 2003 by $0.5 million or 3.8% to $12.7 million from $13.2 million during the year ended December 31, 2002. The decline in revenue from 2002 to 2003 was principally due to the highly competitive nature of this market.

      The $3.3 million, or 37.1%, decrease in dedicated transport revenues to $5.6 million during the year ended December 31, 2003 from $8.9 million during the same period in 2002 primarily relates to reduced service levels. Switched access revenues decreased in the year ended December 31, 2003 from the same period in 2002 by $1.2 million, or 16.7%, to $6.0 million from $7.2 million in the year ended December 31, 2002. This decrease was mainly due to payments received in 2002 that were previously withheld.

      Our significant costs and expenses for the years ended December 31, are as follows:

Costs and expenses (in millions):	2003	2002	% Change

Network expenses	$36.3	$53.5	(32.1)%
Selling, general and administrative	59.2	60.1	(1.5)
Depreciation and amortization	44.0	40.4	8.9

Total Costs and Expenses	$139.5	$154.0	(9.4)%

      Our consolidated network expenses for the year ended December 31, 2003 decreased by $17.2 million, or 32.1%, to $36.3 million from $53.5 million for the corresponding period in 2002. The decrease in expense is primarily the result of negotiated supplier credits recorded and improved network utilization in the year ended December 31, 2003, and decisions made in 2002 to discontinue certain low-margin products and services, specifically products and services related to COAM equipment and DSL. Although we continue to look for ways to optimize our network, we cannot guarantee that our network expenses will continue to decline in the future as we experience growth in network operations associated with a higher level of telecommunications activity.

      Our consolidated selling, general and administrative expenses for the year ended December 31, 2003 decreased $0.9 million, or 1.5%, to $59.2 million from $60.1 million for the same period in 2002.

The decrease is primarily the result of decreases in bad debt expense of $0.8 million, resulting from improved quality in our customer base and collection activities. The reserve for bad debts requires management’s judgment and is based on customer specific indicators, as well as historical trending, industry norms and recognition of current market indicators about general economic conditions. Reserve for bad debt was $1.6 million and $1.7 million at December 31, 2003 and 2002, respectively. Selling, general and administrative expenses were 44.0% and 36.6% of revenues for the year ended December 31, 2003 and 2002, respectively. Selling, general and administrative expenses as a percentage of revenues increased in 2003 mainly due to the decrease in 2003 revenues as discussed above.

      Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on average asset lives, recognition of technological advancements and understanding of business strategy. Our consolidated depreciation and amortization expense for the year ended December 31, 2003 increased $3.6 million to $44.0 million, from $40.4 million for the same period in 2002. The increase in depreciation and amortization expense is primarily due to the change in estimated useful lives of certain assets, which we made in January 2003, and a higher fixed asset depreciable base in 2003. This change reduced the useful life for phone equipment provided to customers and computer hardware from 5 years to 3 years and extended the useful life of some leasehold improvements from 10 years to up to 20 years. These changes were made to more closely match our accounting treatment to the expected lives of these assets. As a result of the change, we incurred a charge in 2003 which increased depreciation expense for the year ended December 31, 2003 by $1.6 million.

      Restructuring charges were $0.1 million for the year ended December 31, 2003 compared to $8.6 million in the year ended December 31, 2002. A summary of the restructuring expenses and the associated remaining liability which is included in other accrued liabilities in the our consolidated balance sheet as of December 31, 2003 and 2002 consist of the following (in thousands):

	Remaining				Balance of
	Restructuring	Additional			Restructuring
	Liability as	Restructuring			Liability as
	of Dec. 31,	Expense	Non-Cash	Cash	of Dec. 31,
	2002	Incurred	Charges	Payments	2003

Rent expense for vacated premises	$3,476	$206	$—	$(693)	$2,989
Circuit obligations	2,800	—	—	(1,253)	1,547
Other charges	87	(81)	—	—	6

	$6,363	$125	$—	$(1,946)	$4,542

	Restructuring				Restructuring
	Liability as	Restructuring			Liability as
	of Dec. 31,	Expense	Non-Cash	Cash	of Dec. 31,
	2001	Incurred	Charges	Payments	2002

Leasehold improvements and equipment	171	$3,237	$(3,408)	$—	$—
Rent expense for vacated premises	2,147	2,465	—	(1,136)	3,476
Circuit obligations	—	2,800	—	—	2,800
Other charges	142	118	—	(173)	87

	$2,460	$8,620	$(3,408)	$(1,309)	$6,363

      We did not approve a new restructuring plan in 2003. During 2003, we recorded additional restructuring charges of $0.2 million relating to office space in San Diego, California. Due to the specialized nature of this facility and current economic conditions we no longer anticipate finding a tenant for the remaining available space. The amount of the reserve recorded is equal to the monthly lease payment of the unoccupied space multiplied by the remaining months on the lease. In addition, during 2003, we reversed $0.1 million of previously recorded restructuring charges relating to professional fees that were anticipated but not incurred. The final cash payment to be recorded against the restructuring reserve is currently expected to occur in March of 2010.

      Loss from operations for the year ended December 31, 2003 was $5.0 million compared to a loss from operations of $15.1 million for the year ended December 31, 2002. In addition to the factors discussed in the preceding paragraphs no asset impairment charges were recorded in year ended December 31, 2003 compared to asset impairment charges of $16.6 million in year ended December 31, 2002.

      Our consolidated interest expense, net for the year ended December 31, 2003 decreased $2.8 million, or 17.7%, to $13.0 million from $15.8 million for the same period ended 2002. Interest expense is net of interest income. Interest expense over these two periods is primarily related to our Senior Notes issued on January 29, 1999, including amortization of related deferred financing costs associated with the offering over a period of ten years. The decrease in interest expense, net during 2003 was primarily due to reduced interest expense of $3.9 million consistent with lower average debt outstanding, due to the repurchase of approximately $54.9 million principal amount of Senior Notes during 2002, offset by reduced interest income of $1.1 million.

      Our effective income tax rates for the years ended December 31, 2003 and 2002 reflect the applicable Federal and state statutory income tax rates. For the years ended December 31, 2003 and 2002, our effective income tax rate was 29.9% and 26.7%, respectively.

      Net loss for the year ended December 31, 2003 was $15.2 million compared to net income of $2.0 million in the year ended December 31, 2002. This was principally due the factors discussed in the preceding paragraphs, and a gain on the repurchase of bonds of $3.7 million in the year ended December 31, 2003 compared to a gain on the repurchase of bonds of $33.8 million in the year ended December 31, 2002;

     Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      The significant revenue components and operational metrics for the years ended December 31, are as follows (in millions except lines and minutes of use):

Revenues (in millions):	2002	2001	% Change

Reciprocal Compensation	$79.9	$62.4	28.0%
Direct billings to SP customers	41.5	39.3	5.6
Direct billings to SME customers	12.9	10.9	18.3
Outbound local and long distance	13.2	14.4	(8.3)
Dedicated transport	8.9	9.8	(9.2)
Switched access	7.2	5.7	26.3
COAM	0.5	7.2	(93.1)
Other(1)	—	0.3	(100.0)

Total Revenues	$164.1	$150.0	9.4%

Operational metrics:
DS-0 equivalent lines in service	327,021	235,244	39.0%
Minutes of use (in billions)	32.1	26.6	20.7%

      Consolidated revenues for the year ended December 31, 2002 increased by $14.1 million, or 9.4%, to $164.1 million from $150.0 million for the year ended December 31, 2001. The increase in revenues is primarily the result of an increase of $17.5 million in reciprocal compensation payments, which includes $20.6 million of previously withheld reciprocal compensation billings in negotiated settlements during 2002. In addition, there was an increase of $4.2 million in recurring charges and installation charges billed directly to SP and SME business customers and an increase of $1.5 million in switched access revenues resulting from increased line growth and usage. These increases were partially offset by a decrease of $6.8 million in product and service revenues related to exiting the COAM business, a decrease of $1.2 million in local and long distance usage revenues and a decrease of $0.9 million in dedicated transport services due primarily to declining market rates During 2002, we also experienced a decrease of approximately 57.6% in the reciprocal compensation rate at which we are compensated at by the ILECs.

      The total lines in service increased 39.0% to 327,021 as of December 31, 2002 from 235,244 lines as of December 31, 2001. Billable minutes of use were 32.1 billion for the year ended December 31, 2002, up 20.7% from 26.6 billion billed minutes during 2001. The Company has also segregated SME lines into on-network and off-network components as related to the Company’s decision to exit a number of off-network lines of business in 2002.

      The number of inbound local minutes subject to reciprocal compensation revenues in accordance with interconnection agreements were 31.4 billion and 26.0 billion for the years ended December 31, 2002 and 2001, respectively, while the year over year increase of 5.4 billion billable minutes of use from 2001 to 2002 represented a 20.8% increase. However, the favorable increase in inbound local minutes was offset by the 57.6% decline in the reciprocal compensation rate over the course of the year. Net of the effect of the previously withheld reciprocal compensation payments of $20.6 million during the year ended December 31, 2002, reciprocal compensation revenues decreased $3.1 million from 2001 to $59.3 million compared to $62.4 million for the year ended December 31, 2001. Total reciprocal compensation revenue, inclusive of settlement amounts, for the year ended December 31, 2002 was $79.9 million.

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

      Direct billings to SME business customers increased during the year ended December 31, 2002 from the same period in 2001 by $2.0 million, or 18.3% to $12.9 million from $10.9 million during the year ended December 31, 2001. This change was due to the increase in lines in service from 41,978 lines at December 31, 2001 to 54,385 lines in service at December 31, 2002. The revenue effect of the 29.6% increase in lines in service was partially offset by a drop in the residential resale revenue when the Company exited the residential market during the second quarter of 2002.

      Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased during the year ended December 31, 2002 from the same period in 2001 by $1.2 million or 8.3% to $13.2 million from $14.4 million during the year ended December 31, 2001. Although total minutes billed to customers increased between periods, the average rate per minute charged to customers declined in part to a change in the mix between local and long distance calls made by customers changed during these periods. During the year ended December 31, 2002, approximately 44.8% of minutes billed to customers were charges for local minutes compared to approximately 43.6% in the same period ended 2001. The revenue effect was also impacted when the Company made business decisions to exit certain lines of business such as residential, certain 800 numbers and the suspension of service in states outside the Company’s network footprint.

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

      The significant costs and expenses of the Company for the years ended December 31, are as follows:

	2002	2001	% Change

Network expenses	$53.5	$57.3	(6.6)%
Selling, general and administrative	60.1	66.6	(9.8)
Depreciation and amortization	40.4	34.2	18.1

Total Costs and Expenses	$154.0	$158.1	(2.6)%

      Our consolidated network expenses for the year ended December 31, 2002 decreased $3.8 million, or 6.6% to $53.5 million from $57.3 million for the year ended December 31, 2001. Although we continue to experience an increase in network operations associated with a higher level of minutes of use passing through our network, our network expenses declined from the prior year as a result of discontinuing certain low-margin products and services, our business decision to shut down certain of our switch locations during 2001 and improve capital utilization.

      Our consolidated selling, general and administrative expenses for the year ended December 31, 2002 decreased $6.5 million, or 9.8%, to $60.1 million from $66.6 million for the year ended December 31, 2001. In first two quarters of 2001 we incurred significant selling and marketing costs in connection with our anticipated efforts to expand our operations and establish ourselves in new markets before the decision was made to implement the 2001 restructuring plan, which provided for, among other things, a workforce reduction. Our headcount remained fairly stable throughout 2002 with 414 employees as of December 31, 2002 compared to 407 employees at December 31, 2001. During the fourth quarter of 2001 we completed a work force reduction of approximately 200 employees as part of our 2001 restructuring plan. As anticipated, the workforce reduction resulted in payroll savings of approximately $5.4 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. Selling, general and administrative expenses for the year ended December 31, 2001 also include approximately $1.1 million of provision for doubtful accounts compared to $3.2 million for the year ended December 31, 2001, a decrease of $2.1 million. The reserve for bad debts requires management’s judgment and is based on customer specific indicators, as well as historical trending, industry norms and recognition of current market indicators about general economic conditions. During 2001 we experienced an unusually high level of delinquencies and bankruptcies in our customer base. This was primarily due to our mix of customers, which included among others residential, paging and COAM. We exited these product lines during 2001 and early 2002 due in part to the high level of delinquencies experienced in 2001 on these product lines. In addition, our SP customer base contracted as the smaller, less financially stable customers were forced to restructure, or failed to survive. Our overall SP lines in service and SP revenues were not directly affected by this contraction as our larger SP customers absorbed many of the smaller SP customers end user base. Partially offsetting these costs savings, however, were additional legal expenses incurred in connection with efforts to defend our position on various reciprocal compensation proceedings and additional maintenance and property tax expense incurred on purchases of equipment between the years. Selling, general and administrative expenses were 36.6% and 44.4% of revenues for the years ended December 31, 2002 and 2001 respectively.

      Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on average asset lives, recognition of technological advancements and understanding of business strategy. Our consolidated depreciation and amortization expense for the year ended December 31, 2002 increased $6.2 million to $40.4 million from $34.2 million for the year ended December 31, 2001. Depreciation and amortization as a percentage of revenues increased to 24.6% for the year ended December 31, 2002 from 22.8% from the year ended December 31, 2001. The increase in depreciation and amortization expense was primarily due to additional depreciation expense incurred related to significant capital purchases between years. During the year ended December 2002 the Company purchased an additional $19.6 million of property and equipment.

      Restructuring charges were $8.6 million for the year ended December 31, 2002 compared to $8.8 million in the year ended December 31, 2001. A summary of the restructuring expenses and the associated remaining liability which is included in other accrued liabilities in the our consolidated balance sheet as of December 31, 2002 and 2001 consist of the following (in thousands):

	Remaining				Balance of
	Restructuring	Additional			Restructuring
	Liability as	Restructuring			Liability as
	of Dec. 31,	Expense	Non-Cash	Cash	of Dec. 31,
	2001	Incurred	Charges	Payments	2002

Leasehold improvements and equipment	$171	$3,237	$(3,408)	$—	$—
Rent expense for vacated premises	2,147	2,465	—	(1,136)	3,476
Circuit obligations	—	2,800	—	—	2,800
Other charges	142	118	—	(173)	87

	$2,460	$8,620	$(3,408)	$(1,309)	$6,363

	Restructuring		Non-Cash	Cash	Restructuring
	Liability as	Restructuring	Charges	Payments	Liability as
	of Dec. 31,	Expense	Applied to	Charged to	of Dec. 31,
	2000	Incurred	Liability	Liability	2001

Leasehold improvements and equipment	—	$5,171	$(5,000)	$—	$171
Rent expense for vacated premises	—	2,377	—	(230)	2,147
Workforce reduction	—	921	—	(921)	—
Other charges	—	295	—	(153)	142

	$—	$8,764	$(5,000)	$(1,304)	$2,460

      In June 2002, management approved a restructuring plan that contained additional business initiatives to those approved and announced in August 2001. The 2002 restructuring plan was approved in response to:

•	further weakening of the economy;

•	additional competitive pressure from competitors who had reorganized and lowered their cost structure;

•	overcapacity in our industry; and

•	lower demand from customers for our products and services.

      Among other initiatives, the 2002 restructuring plan provided for the closure of our switch facility in Colorado. In connection with this closing, we recorded a $9.3 million restructuring charge in the second quarter of 2002. Of this amount, $3.3 million related to the write-off of the net book value of leasehold improvements and equipment which could not be redeployed to other locations and, in management’s best estimate, had a fair market value of zero; $2.8 million related to circuit commitment obligations; and $3.2 million related to future rent payments due for the abandoned premise in Colorado which will be paid over the lease term, which ends in fiscal year 2010. In order to estimate rent expense related to this premise, and those premises discussed in the following paragraph, the Company made certain assumptions including; (1) the time period over which the premises would remain vacant, (2) sublease terms, and (3) estimated sublease rents. In the case of the Colorado switching facility and the Utah switching facility described in the following paragraph, no sublease income was estimated due to the specialized nature of these facilities and current economic conditions. Accordingly, the Company believed the net book value of the leasehold improvements for the facilities had a fair market value of zero.

      In the third quarter of 2002, we recorded an additional restructuring charge of $21,000, net representing the net difference between the amount estimated and the actual net book value of impaired leasehold improvements. In the fourth quarter of 2002, we reduced our restructuring accrual for future rent payments for the Colorado switch facility by $0.2 million as we had to use the facility longer than anticipated due to a delay in transferring one of our customers to another carrier. This lease expires in March 2010.

      In the fourth quarter of 2002, we negotiated and paid an early termination penalty to satisfy all future rent payments due for our switch facility in Utah. Accordingly, we reversed previous charges of $0.5 million to bring the accrual for this facility to zero.

      In August 2001, in response to a weakening economy and increasing competitive pressure resulting from lower than expected demand for telecommunications services and overcapacity in our industry, we shifted our strategy to margin improvement, cost containment and cash conservation rather than top-line growth we approved and announced a restructuring plan. Among the initiatives included in the restructuring plan was the suspension of our expansion plans in certain states, exiting of certain lower margin products and services, including residential resale and customer owned and maintained (COAM) equipment, and undertaking certain cost reduction initiatives. In addition to restructuring certain product offerings, the restructuring initiatives included closing the switch facility in Utah, consolidation of six sales offices, and a workforce reduction of approximately 200 employees. As a result of these restructuring initiatives, we recorded an $8.8 million restructuring charge in the third quarter of 2001, of which $5.0 million was related to the write-off of leasehold improvements and other equipment in Utah, which could not be redeployed to other locations. Amounts expensed totaling $2.4 million relate to future rent payments due (net of estimated sublease payments) for abandoned premises, primarily in Utah and San Diego, to be paid over the respective lease terms. The workforce reduction was completed during the fourth quarter, with all severance payments being made as of December 31, 2001.

      Our consolidated interest expense for the year ended December 31, 2002 decreased $2.5 million to $17.4 million from $19.9 million for the year ended December 31, 2001. Interest expense is net of capitalized interest. Interest expense over these two years is primarily related to the $150 million Senior Notes issued on January 29, 1999, including amortization of related deferred financing costs associated with the offering over a period of ten years. As a result of purchasing from holders of our Senior Notes an aggregate of approximately $54.9 million principal amount of Senior Notes during 2002, interest expense on our Senior Notes declined between the years. However, these interest savings were partially offset by a reduction of capitalized interest of $1.0 million and $1.7 million for the twelve months ended December 31, 2002 and 20001 respectively.

      Loss from operations was $15.1 million for the year ended December 31, 2002 compared to $33.7 million for the year ended December 31, 2001. In addition to the factors discussed in the preceding paragraphs we recorded asset impairment charges of $16.6 million in the year ended December 31, 2002 compared to asset impairment charges of $16.8 million in year ended December 31, 2001.

      Our consolidated interest income for the year ended December 31, 2002 decreased $2.6 million to $1.6 million from $4.2 million for the year ended December 31, 2001. This decrease is primarily related to lower cash balances between the years. Interest income includes realized gains and losses on investments.

      The Company’s effective income tax rates reflect the applicable Federal and state statutory income tax rates. For the years ended December 31, 2002 and 2001, the Company’s effective income tax rate was 26.7% and 29.5%, respectively.

      Net income for the year ended December 31, 2002 was $2.0 million compared to net loss of $34.8 million in the year ended December 31, 2001. This was because of the factors discussed in the preceding paragraphs and a gain on the repurchase of bonds of $33.8 million in the year ended December 31, 2002 compared to no equivalent loss in the year ended December 31, 2001.

Quarterly Operating and Statistical Data

      The following table sets forth unaudited operating and statistical data for each of the specified quarters of 2003 and 2002. The operating and statistical data for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended

	2003				2002

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,

Ports equipped (see Note 1 below)	998,400	998,400	998,400	940,800	940,800	944,644	944,644	768,000
Lines sold to date	430,585	425,246	407,774	341,494	335,851	328,649	323,249	322,939
Lines in service to date	428,192	425,070	403,751	337,294	327,021	324,100	320,042	257,606
Quarterly minutes of use switched (in billions)	11.1	11.2	10.0	9.4	8.5	8.2	7.7	7.7
Capital expenditures (in thousands)	$1,046	$739	$1,713	$1,482	$3,046	$2,919	$5,963	$7,636
Employees	372	371	402	402	414	402	406	402

(1)	The decline in ports equipped from September 30, 2002 to December 31, 2002 is a result of ports in transit from our Denver switch facility to our Oakland switch facility.

Liquidity and Capital Resources

      Sources and use of cash. At December 31, 2003 cash and short term investments decreased $22.6 million to $34.7 million from $57.3 million at December 31, 2002. The primary cause of the decrease was:

•	repayment of Senior Notes of $59.0 million in December 2003;

•	financing costs of $5.2 million related to our efforts to reduce debt; offset by

•	Senior Secured Note proceeds of $40.0 million.

      Net cash provided by operating activities was $18.4 million for the year ended December 31, 2003 as compared to net cash provided by operating activities of $44.6 million for the same period ended in 2002. Net cash provided by operating activities for the periods ended December 31, 2003 and 2002 includes $0.1 million and $5.2 million, respectively of restructuring charges. Some of the main reasons for the decline in net cash provided by operating activities in 2003 from 2002 were as follows:

•	withholdings of reciprocal compensation payments by Verizon for the final five months and SBC for the final month of 2003 based on their interpretation of growth rate caps;

•	a decrease of $14.9 million in amounts received as a result of the settlement of disputes related to reciprocal compensation payments withheld from prior periods; and

•	a loss on redemption of debt of $3.7 million in 2003 compared to a gain in 2002 of $33.8 million.

      Net cash provided by investing activities was $23.7 million for the year ended December 31, 2003 compared to a net cash used in investing activities of $30.2 million for the same period ended in 2002. During the year ended December 31, 2003 we sold $29.4 million of short-term investments, to help fund the repurchase of the Senior Notes, as compared to $10.8 million of purchases of short-term investments during the year ended December 31, 2002. Purchases of property and equipment decreased to $5.7 million during the year ended December 31, 2003 as compared to $19.6 million during the same period in 2002 as we were able to re-deploy existing or under-utilized equipment rather than purchase new equipment to meet our operating needs.

      Net cash used in financing activities was $35.5 million for the year ended December 31, 2003 compared to $50.4 million for the same period ended 2002. This was mainly due to cash used to repurchase our Senior Notes of $59.0 million in 2003 and $20.7 million in 2002, partially offset by $40.0 million of cash provided by the issuance of Senior Secured Notes in December 2003.

      Cash requirements. The telecommunications service business is capital intensive. Our operations have required substantial capital investment for the design, acquisition, construction and implementation of our network. With the recent advancements in switch technology, we are currently investigating our options for the deployment of our first next generation network switch, which represents the latest technological improvements in switch capacity and configuration, sometime during 2004. In addition we completed a modem replacement program in the first quarter of 2004 which we expect will provide us with increased operational efficiencies. We continue to seek further ways to enhance our infrastructure in 2004 and beyond. These projects and our business plan, as currently contemplated, anticipates capital expenditures, excluding acquisitions, of approximately $12 million for 2004. However, the actual cost of capital expenditures during 2004 will depend on a variety of factors. Accordingly, our actual capital requirements may exceed, or fall below, the amounts described above.

      During the normal course of business, we may enter into agreements with some suppliers, which allow these suppliers to have equipment or inventory available for purchase based upon criteria as defined by us. As of December 31, 2003, we did not have any material future purchase commitments to purchase equipment from any of our vendors.

      Debt outstanding. At December 31, long-term debt and capital lease obligations consist of the following (in thousands):

	2003	2002

Senior Notes	$36,102	$95,102
Senior Secured Note	18,369	—
Capital lease obligation	2,780	10,192
Notes Payable	52	30
Less current portion of capital lease	(2,589)	(7,881)

	$54,714	$97,443

      The Senior Secured Note in the principal amount of $40.0 million carries an interest rate of LIBOR plus 0.5% (1.7% at December 31, 2003), and matures in December 2006. The maturity date of the Senior Secured Note will be automatically extended to coincide with any extension of the expiration date of the warrants, which is extendable for up to an additional 18 months at the option of Deutsche Bank. Under the terms of the guaranty and security agreement related to the Senior Secured Note, we granted Deutsche Bank a security interest in substantially all of our assets and agreed to certain covenants including limitations on our ability to incur additional indebtedness, incur liens, sell assets and pay dividends.

      The Senior Notes in the principal amount of approximately $36.1 million bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009. In conjunction with the December 2003 tender offer for Senior Notes we also solicited consents to effect certain proposed amendments to the indenture governing the Senior Notes. These amendments to the indenture governing the Senior Notes, which are now effective, eliminated most of the indenture’s principal restrictive covenants and amended certain other provisions contained in the indenture.

      In addition, we are currently considering various alternatives to replace our senior credit facility which expired in 2002. However, there can be no assurance we will be successful in obtaining additional capital sources at rates and terms acceptable to us.

      Future uses and sources of cash. Our principal sources of funds for 2004 are anticipated to be current cash and short-term investment balances and cash flows from operating activities. We may also obtain lease or additional lines of credit in 2004. There can be no assurance that additional lines of credit or leases will be entered into at interest rates that are acceptable. We believe that these funds will provide us with sufficient liquidity and capital resources for us to fund our business plan for the next 12 months. No assurance can be given, however, that this will be the case. We discuss our material contractual obligations under “Contractual obligations” below. As currently contemplated, we expect to fund, among other things:

•	interest payments of approximately $5 million assuming an interest rate of 2% on our Senior Secured Note and our expected election to defer quarterly interest payments;

•	anticipated capital expenditures of approximately $12 million; and

•	capital lease payments (including interest) of approximately $3 million.

      The foregoing statements do not take into account (i) acquisitions, which, if made, are expected to be funded through a combination of cash and equity (ii) the repurchase of any of our remaining outstanding Senior Notes or (iii) any potential payments made in respect of adjustments which may arise from our ongoing tax audits. Depending upon our rate of growth and profitability, among other things, we may require additional equity or debt financing to meet our working capital requirements or capital needs. There can be no assurance that additional financing will be available when required, or, if available, will be on terms satisfactory to us. Key factors which could affect our liquidity include:

•	future demand of our services;

•	financial stability of our customers;

•	outcomes of regulatory proceedings involving reciprocal compensation;

•	capital expenditures;

•	our debt payments;

•	capital lease repayments; and

•	interest expense on debt.

      The guaranty and security agreement related to the Senior Secured Note contains various covenants, which among other things restrict our ability to borrow future amounts, early repay future borrowings and restrict our ability to pay dividends or repurchase our common stock. Our Senior Notes indenture contained financial and other covenants and events of default. However in connection with the cash tender offer and consent solicitation we obtained the consent of the majority of our holders of our Senior Notes to amend certain provisions of the indenture governing such Senior Notes. The amendments eliminated substantially all of the restrictive covenants and certain events of default and related provisions contained in the indenture. We received the consent of noteholders holding a majority of the outstanding principal amount of Senior Notes, and entered into a supplemental incorporating the amendments.

Contractual Obligations

      Our significant contractual obligations at December 31, 2003 are as follows (in thousands):

	Less Than	1-3	4-5	Over 5
	One Year	years	years	years	Total

Operating leases	$11,890	$13,348	$4,650	$1,162	$31,050
Senior Secured Note (See note 1 below)	—	40,000	—	—	40,000
Senior Notes	—	—	—	36,102	36,102
Capital leases	2,712	226	—	—	2,938
Notes Payable	—	52	—	—	52

Total	$14,602	$53,626	$4,650	$37,264	$110,142

(1)	The Senior Secured Note matures in December 2006 and has been included in due from 1-3 years. This note can be extended for 18 months at the option of Deutsche Bank. The carrying value of the note included in liabilities in our balance sheet was approximately $18.4 million at December 31, 2003 as further described in Note 8 in the accompanying consolidated financial statements.

Off balance sheet arrangements

      At December 31, 2003, 2002, and 2001, we did not have any other relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Inflation

      We do not believe that inflation has had any material effect on our business over the past three years.

Application of Critical Accounting Policies

      Critical Accounting Policies. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses for the reporting period. We consider the following accounting policies to be critical policies due to the estimation processes involved in each:

•	revenue recognition;

•	provision for doubtful accounts receivable;

•	estimated settlement of disputed billings; and

•	impairment of long-lived assets.

      By their nature, these judgments are subject to an inherent degree of uncertainty. Thus, actual results could differ from estimates made and these differences could be material.

      Revenue Recognition. We recognize revenue when:

•	there is pervasive evidence of an arrangement;

•	delivery of the product or performance of the service has occurred;

•	the selling price is fixed and determined; and

•	collectibility is reasonably assured.

      Non-refundable up-front payments received for installation services and related costs up to the amount of installation revenues, are recognized as revenue and expense ratably over the term of the service contracts, generally 24 to 36 months. Any costs in excess of recognized revenues are expensed in the current period. As of December 31, 2003 and 2002, $1.1 million and $1.3 million, respectively, of installation payments received were deferred and are included in deferred revenues, and $0.7 million and $0.9 million, respectively, of associated costs were deferred and are included in other assets, respectively, in the accompanying consolidated balance sheets.

      We recognize revenues from the sale of telecommunications products upon installation, or if no installation is required, upon shipment, which is concurrent with the transfer of legal title. Revenues from service access agreements are recognized as the service is provided, except for reciprocal compensation generated by calls placed to ISPs connected through our network. Our right to receive this type of compensation is the subject of numerous regulatory and legal challenges. Until this issue is ultimately resolved, we will continue to recognize reciprocal compensation as revenue when the price becomes fixed and determinable and collectibility is reasonably assured.

      Some ILECs with which we have interconnection agreements had withheld payments from amounts billed by us under their agreements. The process of collection of reciprocal compensation can be complex and subject to interpretation of regulations and laws. This can lead to the requirement for negotiated settlements between us and the ILEC where we agree to accept a portion of what we believe is owed to us. These settlements generally reflect the mutual agreements of both parties that exist at the date of the settlement. Settlements were entered into with ILECs whereby the ILECs paid us an aggregate of $5.7 million in 2003 and $20.6 million in 2002. The settlements were included in revenues.

      Provision for doubtful accounts receivable. Provisions for allowances for doubtful accounts receivable are estimated based upon:

•	historical collection experience;

•	customer delinquencies and bankruptcies;

•	information provided by our customers;

•	observance of trends in the industry; and

•	other current economic conditions.

      At December 31, 2003 our provision for doubtful accounts receivable was $1.6 million, which represented approximately 17.8% of accounts receivable. If an additional 1% of our gross accounts receivable were deemed to be uncollectible at December 31, 2003, our provision for doubtful accounts and provision for bad debt expense would increase by approximately $0.9 million. If this information does not properly reflect future collections, our accounts receivable balance could be subject to change.

      Accruals for disputed billings. During the ordinary course of business, we may be billed for carrier traffic that management believes we are not responsible for. Accordingly, we will dispute with the appropriate vendor and withhold payment until the matter is resolved. Our current disputes are primarily related to incorrect facility rates or incorrect billing elements we believe we are being charged. Management regularly reviews and monitors all disputed items and, based on industry experience, records an accrual that represents what we estimate that we owe on the disputed billings. Although we continue to actively try and expedite resolutions, often times the state Public Utilities Commission must become involved to arbitrate such agreements. This process is often not timely and resolutions often subject to appeal. As of December 31, 2003, the Company has accrued approximately $1.8 million, representing approximately 37.5% of the gross amount of disputes in negotiation at this time. If resolutions to items in negotiation are favorable or unfavorable to management’s estimations, our reserve for disputed items may be subject to change.

      Long-lived assets. In 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate our long-lived assets if events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the potential future income expected to be generated by the asset. If we consider an asset to be impaired, it is written down to its estimated fair market value. This is assessed based on factors specific to the type of asset. In assessing the recoverability of these assets, we must make assumptions regarding, among other things, estimated future cash flows to determine the fair value of the respective assets. If these estimates and the related assumptions change in the future, we may be required to record additional impairment charges for these assets in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The SEC’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At December 31, 2003, we had an outstanding $40.0 million principal amount of Senior Secured Notes payable. These notes are at a rate of LIBOR plus 0.5%, which was 1.7% at December 31, 2003. A hypothetical 1% point increase in short-term interest rates would reduce the annualized income before tax by approximately $0.4 million as a result of higher interest expense.

      Additionally, we are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. Substantially all of our investments are in cash equivalents with original maturities of less than three months. Currently this reduces our exposure to long-term interest rate changes. A hypothetical 1% decrease in short-term interest rates would reduce the annualized pretax interest income on our $34.7 million cash and cash equivalents at December 31, 2003 by approximately $0.3 million.

Item 8.	Financial Statements and Supplementary Data

      Our consolidated financial statements required by Item 8, together with the notes thereto and the report thereon of the independent public accountants dated February 13, 2004, are set forth on pages F-1 through F-27 of this Form 10-K. The consolidated financial statement schedule listed under Item 14(a)2 is set forth on page F-28 of this Form 10-K and should be read in conjunction with our consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On June 4 2002, we dismissed our independent auditors, Arthur Andersen LLP (Arthur Andersen), and engaged KPMG LLP (KPMG) as our new independent auditors for the fiscal year ending December 31, 2002. Our board of directors authorized the dismissal of Arthur Andersen and the engagement of KPMG.

      Arthur Andersen provided auditing services to us since 1996. During this time, which specifically includes the fiscal year ended December 31, 2001, and the subsequent interim period through June 4, 2002, there were no disagreements between Arthur Andersen and us on any matter of accounting principals or practices, financial statement disclosure, or auditors scope or procedure, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with its reports. Furthermore, there were no reportable events described under Item 304(a)(1)(v) of Regulation S-K.

      The audit reports issued by Arthur Andersen on our consolidated financial statements as of and for the year ended December 2001 did not contain an adverse opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

      During the fiscal year ended December 31, 2001, and the subsequent interim period through June 4, 2002, we did not consult with KPMG regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.	Controls and Procedures

      Within 90 days prior to the filing of this Report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, together with the other members of management participating in the evaluation, concluded that we are in compliance with the requirements of Rule 13a-15(a) of the Exchange Act and that our disclosure controls and procedures are effective.

      There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation of our disclosure controls and procedures. It should be recognized that the design of any system of controls is based upon certain assumptions about the scope of the tasks to be performed and the environment in which the tasks are to be performed. As such, our internal controls provide us with a reasonable assurance of achieving their intended effect.

PART III

Items 10, 11, 12, 13 and 14.

      Information concerning Executive Officers of the Company is included in this Annual Report in Item 4A under the caption “Executive Officers of the Registrant.” Information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from Pac-West Telecomm, Inc.’s Proxy Statement, to be delivered to its shareholders in connection with its Annual Meeting of Shareholders to be held June 16, 2004, which will be filed with the Securities Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, all of which information is hereby incorporated by reference, in and made part of, this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)(1) Financial Statements

      The consolidated financial statements of Pac-West Telecomm, Inc. and its subsidiaries for the year ended December 31, 2003, together with the Report of Independent Public Accountants, are set forth on Pages F-1 through F-23 of this annual report on Form 10-K. The supplemental financial information listed and appearing hereafter should be read in conjunction with the consolidated financial statements included in the Form 10-K.

(2) Financial Statement Schedules

      The following are included in Part IV of this annual report on Form 10-K for each of the years ended December 31, 2003, 2002 and 2001 as applicable:

Schedule II — Valuation and Qualifying Accounts	F-28

      Financial statement schedules not included in this Form 10-K have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto, included in this annual report on Form 10-K.

(3) Exhibits

      The exhibits are filed herewith pursuant to Item 601 of Regulation S-K.

Exhibit
No.	Description

2.1	Agreement of Merger, dated September 16, 1998, between PWT Acquisition Corp. and Pac-West Telecomm, Inc., as amended (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement (No. 333-76779)).
2.2	Agreement and Plan of Merger, dated June 30, 1998, between PWT Acquisition Corp., Pac-West Telecomm, Inc., Bay Alarm Company and John K. La Rue, as amended (Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement (No. 333-76779)).
3.1	Amended and Restated Articles of Incorporation of Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated June 26, 2000).
3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-86607)).
4.1	Form of certificate representing common stock of Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (No. 333-86607)).
10.1	Shareholders Agreement, dated September 16, 1998, between Pac-West, John K. La Rue, Bay Alarm Company, certain named investors and certain named executives (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement (No. 333-76779)).
10.2	Registration Rights Agreement, dated September 16, 1998, between Pac-West, John K. La Rue, Bay Alarm Company, certain investors and certain executives (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement (No. 333-86607)).
10.3	Stock Purchase Agreement, dated September 16, 1998, between PWT Acquisition Corp. and certain named investors (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement (No. 333-76779)).

Exhibit
No.		Description

10.4		Stock Purchase Agreement, dated September 16, 1998, between Pac-West and certain named investors (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (No. 333-76779)).
10.5		Pledge and Security Agreement, dated January 29, 1999, between Pac-West and Norwest Bank Minnesota, N.A. (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (No. 333-76779)).
10	.6 (a)	Pac-West Telecomm, Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6(a) to the Company’s Registration Statement (No. 333-76779)).
+10	.6 (b)	Pac-West Telecomm, Inc. 1999 Stock Incentive Plan form of notice of Stock Option Award and Stock Option Award Agreement between Pac-West and its grantees as designated (Incorporated by reference to Exhibit 10.6(b) to the Company’s Registration Statement (No. 333-76779)).
+10	.7	Employment Agreement, dated June 30, 1998, between Pac-West and John K. La Rue (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement (No. 333-76779)).
+10	.8	Executive Agreement, dated September 16, 1998, between Pac-West and Wallace W. Griffin (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement (No. 333-76779)).
+10	.9	Executive Agreement, dated October 30, 1998, between Pac-West and Richard E. Bryson (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement (No. 333-76779)).
+10	.10	Employment Agreement, dated October 21, 1998, between Pac-West and Dennis V. Meyer (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement (No. 333-76779)).
+10	.11	Employment Agreement, dated September 14, 1998, between Pac-West and Jason R. Mills (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement (No. 333-76779)).
+10	.12	Confidentiality Agreement, dated September 16, 1998, between Pac-West and John K. La Rue (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement (No. 333-76779)).
+10	.13	Confidentiality Agreement, dated September 16, 1998, between Pac-West and Wallace W. Griffin (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement (No. 333-76779)).
+10	.14	Confidentiality Agreement, dated September 16, 1998, between Pac-West and Richard E. Bryson (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement (No. 333-76779)).
+10	.15	Confidentiality Agreement, dated October 22, 1998, between Pac-West and Dennis V. Meyer (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement (No. 333-76779)).
+10	.16	Confidentiality Agreement, dated September 16, 1998, between Pac-West and Jason R. Mills (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement (No. 333-76779)).
10.17		Lease Agreement, dated as of June 23, 1995, as amended, by and between Geremia Brothers and Pac-West for 4202 and 4210 Coronado Avenue, Stockton, California (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement (No. 333-76779)).
10.18		Lease Agreement, dated as of July 3, 1996, as amended, by and between One Wilshire Arcade Imperial, Ltd., Paramount Group, Inc. and Pac-West for 624 South Grand Avenue, Los Angeles, California (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement (No. 333-76779)).

Exhibit
No.		Description

10.19		Balco Properties Office Lease, dated as of November 10, 1998, by and between Balco Properties and Pac-West for Franklin Building, 1624 Franklin Street, Suites 40, 100, Mezzanine, 201, 203, 210, 214 and 222, Oakland, California (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement (No. 333-76779)).
10.20		Lease Agreement, dated as of December 17, 1998, by and between Wing Fong & Associates LLC and Pac-West for 302 and 304 East Carson Street, Las Vegas, Nevada (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement (No. 333-76779)).
+10	.21	Promissory Note, dated September 16, 1998, between Pac-West and Wallace W, Griffin, and related Executive Stock Pledge Agreement between same parties of even date (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement (No. 333-75779)).
+10	.22	Promissory Note, dated October 30, 1998, between Pac-West and Richard Bryson, and related Executive Stock Pledge Agreement between same parties of even date (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement (No. 333-76779)).
10	.23(a)	Loan and Security Agreement dated June 15, 1999, between Pac-West, Union Bank of California and other lenders as designated (Incorporated by reference to Exhibit 10.23(a) to the Company’s Registration Statement (No. 333-86607)).
10	.23(b)	Form of Addition of Lender and Consent and Amendment to Loan and Security Agreement (Incorporated by reference to Exhibit 10.23(b) to the Company’s Registration Statement (No. 333-86607)).
10	.23(c)	Loan and Security Agreement dated June 15, 1999, as amended, between Pac-West Telecomm, Inc., Union Bank of California and other lenders as designated (Incorporated by reference to Exhibit 10.23(c) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
10.24		Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996, dated June 29, 1999, between Pac-West and Pacific Bell, and related Errata to Approved Interconnection Agreement dated June 30, 1999 (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement (No. 333-76779)).
10.25		Telecommunication Facility Interconnection Agreement, dated June 21, 1996, between Pac-West and GTE California Inc. (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement (No. 333-76779)).
10.26		Master Interconnection and Resale Agreement for the State of Nevada, dated January 15, 1999, between Pac-West and The Nevada Division of Central Telephone Company d/b/a Sprint of Nevada (Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement (No. 333-76779)).
10.27		Indenture, dated January 29, 1999 between Pac-West Telecomm, Inc. and Norwest Bank Minnesota, N.A., pursuant to which the Series B 131/2% Notes due 2009 will be issued (Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement (No. 333-76779)).
10.28		Registration Rights Agreement, dated January 29, 1999 between Pac-West Telecomm, Inc. and Nations Banc Montgomery Securities LLC, CIBC Oppenheimer Corp. and First Union Capital Markets, as initial purchasers of notes (Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement (No. 333-76779)).
+10	.29	Employment Agreement, dated September 11, 1998, between Pac-West and Gregory Joksch (Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement (No. 333-86607)).
+10	.30	Confidentiality Agreement, dated September 11, 1998 between Pac-West and Gregory Joksch (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement (No. 333-86607)).

Exhibit
No.	Description

10.31	Agreement for Local Wireline Network Interconnection and Service Resale between Pac-West Telecomm, Inc. and U S West Communications, Inc. for the State of Washington executed September 2, 1999 (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K For the period ending December 31, 1999).
10.32	Agreement for Local Wireline Network Interconnection Between Citizens Telecommunication Company of California, Inc. and Pac-West Telecomm, Inc. dated November 1, 1999 (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999).
10.33	Agreement for Local Wireline Network Interconnection and Service Resale Between Pac-West Telecomm, Inc. and U S West Communications, Inc. for the State of Arizona dated September 2, 1999 (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999).
10.34	Lease agreement, dated as of September 10, 1999, by and between David A. and Sandra L. Sabey and Pac-West Telecomm, Inc. for 12201 Tukwila International Blvd., Building B, Second Floor, Tukwila, Washington (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999).
10.35	Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Nevada Bell and Pac-West Telecomm, Inc. executed August 25, 1999 (Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000).
10.36	Pac-West Telecomm, Inc. and U S West Communications, Inc. Interconnection Agreement for the State of Oregon dated January 31, 2000 (Incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000).
10.37	Adoption Letter dated February 2, 2000 between Pac-West Telecomm, Inc. and GTE Northwest Incorporated of Interconnection, Resale and Unbundling Agreement Between GTE Northwest Incorporated and Electric Lightwave, Inc. for the State of Oregon (Incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000).
10.38	Interconnection, Resale and Unbundling Agreement between GTE Northwest Incorporated and Electric Lightwave, Inc. for the State of Oregon (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000).
10.39	Lease Agreement, dated as of February 4, 2000, by and between North Valley Tech LLC and Pac-West Telecomm, Inc. for E. 84th Avenue, Suite 100, Thornton, Colorado (Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000).
10.40	Lease Agreement, dated February 4, 2000, by and between Park Central Mall, L.L.C. and Pac-West Telecomm, Inc. for 3110 North Central Avenue, Suite 75, Building 2, Phoenix, Arizona (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000).
10.41	Interconnection Agreement Between U S West Communications, Inc. and Pac-West Telecomm, Inc. For Colorado dated May 8, 2000 (Incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000).
10.42	Lease Agreement, dated March 8, 2000, by and between Stockton March Partners and Pac-West Telecomm, Inc. for 1776 West March Lane, Stockton, California (Incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000).

Exhibit
No.		Description

10	.43(a)	IRU Agreement, dated June 30, 2000, by and between Qwest Communications Corporation and Pac-West Telecomm, Inc. (Confidential Materials omitted and filed separately with the Securities and Exchange Commission) (Incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000).
10	.43(b)	Amendment No 1 to IRU Agreement dated May 15, 2001, between Pac-West Telecomm, Inc. and Qwest Communications Corporation (Incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000).
10	.43(c)	Amendment No 2 to IRU Agreement dated June 28, 2002, between Pac-West Telecomm, Inc. and Qwest Communications Corporation (Incorporated by reference to Exhibit 10.43 (c) to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002).
+10	.44	1998 Griffin Non-Qualified Stock Incentive Plan (Incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).
+10	.45	1998 Bryson Non-Qualified Stock Incentive Plan (Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).
+10	.46	2000 Napa Valley Non-Qualified Stock Incentive Plan (Incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).
+10	.47	2000 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).
10.48		Lease Agreement, dated August 29, 2000, by and between Boyd Enterprises Utah, LLC and Pac-West Telecomm, Inc. for 2302 S. Presidents Drive, West Valley City, Utah (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).
+10	.49	Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. Wallace W. Griffin and Pac-West Telecomm, Inc. (Incorporated by reference to exhibit 10.49 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).
+10	.50	Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. John K. La Rue and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).
+10	.51	Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. Richard E. Bryson and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).
+10	.52	Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. Joel A. Effron and Pac-West Telecomm, Inc. (Incorporated by reference to exhibit 10.52 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).
+10	.53	Interconnection Agreement Between Roseville Telephone Company and Pac-West Telecomm, Inc. for the State of California dated September 18, 2000 (Incorporated by reference to exhibit 10.53 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).
+10	.54	Mutual Settlement Agreement, dated November 16, 2000, by and between Mr. Brian K. Johnson and Pac-West Telecomm, Inc. (Incorporated by reference to exhibit 10.54 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).

Exhibit
No.		Description

10.55		Agreement for Local Wireline Network Interconnection and Service Resale Between AT&T Corp. and U S West Communications, Inc. for the State of Idaho dated July 27, 1998 (Incorporated by reference to Exhibit 10.23(c) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
10.56		Letter Agreement between Qwest Corporation (f/k/a U S West Communications, Inc.) and Pac-West Telecomm, Inc. for the State of Idaho, dated October 2, 2000 (Incorporated by reference to Exhibit 10.23(c) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
10.57		Agreement for Local Wireline Network Interconnection and Service Resale Between AT&T Communications of the Mountain States, Inc. and U S West Communications, Inc for the State of Utah, dated June 28, 1998 (Incorporated by reference to Exhibit 10.23(c) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
10.58		Letter Agreement between Qwest Corporation (f/k/a U S West Communications, Inc.) and Pac-West Telecomm, Inc. for the State of Utah, dated October 2, 2000 (Incorporated by reference to Exhibit 10.23(c) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
+10	.59	Severance Agreement, dated September 27, 2001, by and between Mr. Richard Bryson and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
+10	.60	Employment Agreement, dated June 11, 2001, by and between Mr. Henry R. Carabelli and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
+10	.61	Agreement Regarding Change in Employment Status, dated August 1, 2001, by and between John K. La Rue and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
+10	.62	Employment Agreement, dated December 1, 2001, by and between Mr. Wallace W. Griffin and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
+10	.63	Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. H. Ravi Brar and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
+10	.64	Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. John F. Sumpter and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
+10	.65	Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. Gregory Joksch and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.66		Secured Promissory Note and Executive Stock Pledge Agreements, dated November 30, 2000 and December 20, 2000, between Pac-West Telecomm, Inc. and H. Ravi Brar. (Incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the year ended June 30, 2002).
10.67		Settlement agreement, dated October 29, 2002 by and between Pac-West Telecomm, Inc. and SBC Telecommunications, Inc. (Incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit
No.		Description

10.68		Interconnection Agreement between Pacific Bell Telephone Company d/b/a SBC Pacific Bell Telephone Company and Pac-West Telecomm, Inc. for the State of California dated May 15, 2003. (Incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).
10.69		Interconnection Agreement between Verizon California Inc. and Pac-West Telecomm, Inc. for the State of California dated May 28, 2003. (Incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).
+10	.70	Executive agreement dated as of July 1, 2003, made by and between us and Henry R. Carabelli, Chief Executive Officer. (Incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).
*10	.71	Settlement agreement, dated June 26, 2003 by and between us and SBC Telecommunications, Inc.
10.72		First Supplemental indenture, dated November 25, 2003 by and between us and Wells Fargo Bank Minnesota, N.A. (formerly known as Norwest Bank Minnesota, National Association), as trustee in connection with certain amendments to the Indenture, dated as of January 29, 1999, relating to the Company’s 13.5% Series A and B Senior Notes due 2009. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated November 26, 2003).
10.73		Senior secured promissory note, dated December 19, 2003, between us and Deutsche Bank AG – London acting through DB Advisors, LLC. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 19, 2003).
10.74		Warrant to purchase shares of our common stock, dated December 19, 2003 issued to Deutsche Bank AG – London acting through DB Advisors, LLC. (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 19, 2003).
10.75		Registration rights agreement, dated December 19, 2003, between us and Deutsche Bank AG – London acting through DB Advisors, LLC. (Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 19, 2003).
10.76		Guaranty and security agreement, dated December 19, 2003, between us and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 19, 2003).
*+10	.77	Separation agreement dated October 21, 2003 between us and Wallace W. Griffin.
*+10	.78	Performance unit award agreement, dated December 29,2003, between us and Henry R. Carabelli, Chief Executive Officer.
21.1		Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
*23	.1	Consent of KPMG LLP.
*31	.1	Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification by H. Ravi Brar, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification by H. Ravi Brar, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Newly filed with this report

+	Management contract or compensatory plan or arrangement

(a) Reports on Form 8-K

      On December 22, 2003, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on December 19, 2003, and related exhibits containing the announcement of the Settlement of Cash Tender Offer and Closing of Financing Transaction With Deutsche Bank.

      On December 19, 2003, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on December 18, 2003, containing the announcement the expiration of Cash Tender Offer and Shareholder Approval of Certain Proposals Related to the Previously Announced Financing Transaction with Deutsche Bank.

      On November 26, 2003, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on November 25, 2003, containing the announcement that the expiration of the early premium deadline for tendering Senior Notes.

      On November 18, 2003, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on November 17, 2003, announcing that we had extended the early tender premium deadline and expiration time to repurchase our Senior Notes.

      On November 17, 2003, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on November 14, 2003, announcing that we had extended the early tender premium deadline and expiration time to repurchase our Senior Notes.

      On November 14, 2003, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on November 13, 2003, announcing that we had extended the early tender premium deadline and expiration time to repurchase our Senior Notes.

      On October 30, 2003, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on October 30, 2003, announcing that we had offered to repurchase up to $74.0 million of our outstanding Senior Notes.

      On October 30, 2003, we furnished pursuant to Item 12 of Form 8-K a copy of our press release issued on October 30, 2003, announcing our financial results for the periods ended September 30, 2003.

      On October 30, 2003, we furnished pursuant to Item 12 of Form 8-K a copy of our press release issued on October 28, 2003, announcing that we had appointed Todd M. Putnam as our new CIO.

      On October 21, 2003, we filed pursuant to Item 5 of Form 8-K a copy of our press release issued on October 20, 2003, announcing that we had entered into a $40.0 million debt and equity private placement financing with Deutsche Bank, the completion of which was subject to certain conditions including shareholder approvals and noteholder consents. The press release also described recent developments related to reciprocal compensation payments by Verizon California to Pac-West.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on March 30, 2004.

PAC-WEST TELECOMM, INC.
Registrant

By:	/s/ HENRY R. CARABELLI

Henry R. Carabelli
Chief Executive Officer

Date: March 30, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ HENRY R. CARABELLI Henry R. Carabelli	President and Chief Executive Officer (Principal Executive Officer)

/s/ H. RAVI BRAR H. Ravi Brar	Chief Financial Officer (Principal Financial Officer)

/s/ PEGGY A. MCGAW Peggy A. McGaw	Vice President Finance (Principal Accounting Officer)

/s/ WALLACE W. GRIFFIN Wallace W. Griffin	Chairman of the Board

/s/ JERRY L. JOHNSON Jerry L. Johnson	Director

/s/ JOHN K. LA RUE John K. La Rue	Director

/s/ DAVID G. CHANDLER David G. Chandler	Director

/s/ SAMUEL A. PLUM Samuel A. Plum	Director

/s/ A. GARY AMES A. Gary Ames	Director

S-1

Signature	Title

Thomas A. Munro	Director

Dr. Jagdish N. Sheth	Director

S-2

Independent Auditors’ Report

To the Board of Directors and Stockholders

Pac-West Telecomm, Inc.

      We have audited the accompanying consolidated balance sheets of Pac-West Telecomm, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule for the years ended December 31, 2003 and 2002, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The 2001 consolidated financial statements of Pac-West Telecomm, Inc. and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report, dated February 5, 2002, based upon their audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pac-West Telecomm, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed above, the 2001 consolidated financial statements of Pac-West Telecomm, Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Note 4, these consolidated financial statements have been revised to include the transitional disclosures required by the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosure for 2001 in Note 4, include testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss). In our opinion, the disclosures for 2001 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Pac-West Telecomm, Inc. and subsidiaries other than with respect to such disclosures, and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Mountain View, California

February 13, 2004

      The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s filing on Form 10-K for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP. The additional SFAS No. 142 disclosures were added in 2002 and were not audited by Arthur Andersen LLP. Additionally, the auditors’ report presented below covers the December 31, 2001 and 2000 consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years ended December 31, 2000 and 1999, which statements are not included in this annual report on form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Pac-West Telecomm, Inc.:

      We have audited the accompanying consolidated balance sheets of Pac-West Telecomm, Inc. (a California corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

San Jose, California

February 5, 2002

PAC-WEST TELECOMM, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2003 and 2002
(In thousands except share and per share data)

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,657	$28,050
Short-term investments	—	29,209
Trade accounts receivable, net of allowances of $1,560 and $1,660 as of December 31, 2003 and 2002, respectively	7,186	12,624
Prepaid expenses and other current assets	4,576	5,433
Deferred tax assets	3,467	4,569

Total current assets	49,886	79,885
PROPERTY AND EQUIPMENT, NET	121,211	159,355
OTHER ASSETS, net	2,578	3,776

Total assets	$173,675	$243,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,327	$10,058
Current obligations under capital leases	2,589	7,881
Fiber IRU liability	—	4,200
Accrued interest	2,096	5,522
Other accrued liabilities	11,957	19,649
Deferred revenues	594	755

Total current liabilities	22,563	48,065
SENIOR NOTES	36,102	95,102
NOTES PAYABLE	18,421	30
CAPITAL LEASES, less current portion	191	2,311
DEFERRED REVENUES, less current portion	467	527
DEFERRED INCOME TAXES	3,467	9,745

Total liabilities	81,211	155,780

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—36,590,532 and 36,444,094 at December 31, 2003 and 2002, respectively	37	36
Additional paid-in capital	204,461	183,668
Note receivable from stockholder	—	(200)
Accumulated deficit	(111,276)	(96,026)
Accumulated other comprehensive loss	—	(156)
Deferred stock compensation	(758)	(86)

Total stockholders’ equity	92,464	87,236

Total liabilities and stockholders’ equity	$173,675	$243,016

See notes to the consolidated financial statements.

PAC-WEST TELECOMM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2003, 2002 AND 2001
(In thousands except per share data)

	Years Ended December 31,

	2003	2002	2001

REVENUES	$134,640	$164,098	$149,992
COSTS AND EXPENSES:
Network expenses	36,286	53,525	57,345
Selling, general and administrative	59,217	60,114	66,575
Depreciation and amortization	44,000	40,350	34,181
Restructuring charges	125	8,620	8,764
Impairment of assets	—	16,621	16,787

Total operating expenses	139,628	179,230	183,652

Loss from operations	(4,988)	(15,132)	(33,660)

OTHER EXPENSE (INCOME):
Interest expense	13,520	17,398	19,937
Interest income	(477)	(1,605)	(4,177)
Loss (gain) on repurchase of bonds	3,689	(33,847)	—
Loss (income) on asset dispositions, net	30	131	(35)

Total other expense (income), net	16,762	(17,923)	15,725

(LOSS) INCOME BEFORE (BENEFIT FROM) PROVISION FOR INCOME TAXES	(21,750)	2,791	(49,385)
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(6,500)	745	(14,593)

Net (loss) income	$(15,250)	$2,046	$(34,792)

NET (LOSS) INCOME PER SHARE:
Basic	$(0.42)	$0.06	$(0.96)
Diluted	$(0.42)	$0.06	$(0.96)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	36,481	36,308	36,058
Diluted	36,481	36,334	36,058
COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(15,250)	$2,046	$(34,792)
Realized gain on sale of/unrealized (loss) on investments	156	(103)	(330)

Comprehensive (loss) income	$(15,094)	$1,943	$(35,122)

See notes to the consolidated financial statements.

PAC-WEST TELECOMM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001
(In thousands)

						Accumulated
				Notes		Other
	Common Stock		Additional	Receivable		Comprehensive	Deferred	Total
			Paid-in	from	Accumulated	Income	Stock	Shareholders’
	Shares	Amount	Capital	Stockholder	Deficit	(Loss)	Compensation	Equity

Balance, December 31, 2000	35,948	$36	$183,568	$(200)	$(63,280)	$277	$(644)	$119,757
Exercise of stock options	45	—	94	—	—	—	—	94
Issuance of shares under Employee Stock Purchase Plan	155	—	258	—	—	—	—	258
Unrealized loss on investments	—	—	—	—	—	(330)	—	(330)
Reversal of deferred stock compensation for forfeitures	—	—	(370)	—	—	—	370	—
Amortization of deferred stock compensation	—	—	—	—	—	—	84	84
Net loss	—	—	—	—	(34,792)	—	—	(34,792)

Balance, December 31, 2001	36,148	36	183,550	(200)	(98,072)	(53)	(190)	85,071
Exercise of stock options	223	—	17	—	—	—	—	17
Issuance of shares under Employee Stock Purchase Plan	73	—	101	—	—	—	—	101
Unrealized loss on investments	—	—	—	—	—	(103)	—	(103)
Amortization of deferred stock compensation	—	—	—	—	—	—	104	104
Net income	—	—	—	—	2,046	—	—	2,046

Balance, December 31, 2002	36,444	36	183,668	(200)	(96,026)	(156)	(86)	87,236
Exercise of stock options	69	1	68	—	—	—	—	69
Note receivable from stockholder	—	—	—	200	—	—	—	200
Warrants issued with Senior Secured Notes	—	—	20,004	—	—	—	—	20,004
Issuance of shares under Employee Stock Purchase Plan	78	—	38	—	—	—	—	38
Realized gain on sale of investments	—	—	—	—	—	156	—	156
Deferred stock compensation	—	—	683	—	—	—	(683)	—
Amortization of deferred stock compensation	—	—	—	—	—	—	11	11
Net loss	—	—	—	—	(15,250)	—	—	(15,250)

Balance, December 31, 2003	36,591	$37	$204,461	$—	$(111,276)	$—	$(758)	$92,464

See notes to the consolidated financial statements.

PAC-WEST TELECOMM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	Years Ended December 31,

	2003	2002	2001

OPERATING ACTIVITIES:
Net (loss) income	$(15,250)	$2,046	$(34,792)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	44,000	40,350	34,181
Amortization of deferred financing costs	434	693	878
Amortization of discount on notes payable	156	—	—
Amortization of deferred stock compensation	11	104	84
Impairment of assets	—	16,621	16,787
Non-cash restructuring charges	—	3,408	5,000
Net loss (gain) on repurchase of bonds	3,689	(33,847)	—
Net loss (gain) on asset dispositions	30	131	(35)
Provision for doubtful accounts	192	1,008	3,214
Deferred income tax (benefit) expense	(5,246)	668	(14,593)
Other	—	1,148	550
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	5,246	69	2,225
Decrease in income tax receivable	—	7,386	3,111
Decrease (increase) in prepaid expenses and other current assets	1,106	(750)	348
Decrease (increase) in other assets	31	1,388	(3,715)
Decrease in accounts payable	(4,731)	(1,478)	(7,145)
(Decrease) increase in accrued interest	(3,426)	(1,624)	1
(Decrease) increase in accrued payroll and related expenses and other liabilities	(7,828)	7,321	1,875

Net cash provided by operating activities	18,414	44,642	7,974

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,980)	(19,564)	(31,388)
Redemptions (purchases) of short-term investments, net	29,365	(10,841)	25,103
Proceeds from disposal of equipment	75	200	193
Costs of acquisitions, net of cash received	—	—	10

Net cash provided by (used in) investing activities	24,460	(30,205)	(6,082)

FINANCING ACTIVITIES:
(Payment) proceeds from borrowing under senior credit facility	—	(10,000)	10,000
Proceeds from repayment of note receivable from stockholder	200	—	—
Proceeds from borrowing under notes payable	40,049	35	—
Payments on Fiber IRU	(4,200)	(13,040)	—
Repayments of notes payable	(59,015)	(20,657)	(16)
Principal payments on capital leases	(8,177)	(6,752)	(4,724)
Payments for deferred financing costs	(5,205)	(120)	(150)
Proceeds from the issuance of common stock	81	118	352

Net cash (used in) provided by financing activities	(36,267)	(50,416)	5,462

Net increase (decrease) in cash and cash equivalents	6,607	(35,979)	7,354
CASH AND CASH EQUIVALENTS:
Beginning of year	28,050	64,029	56,675

End of year	$34,657	$28,050	$64,029

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash financing activities:
Equipment purchased under capital lease obligations	$765	$—	$1,962
Cash paid during the year for:
Interest	$16,413	$19,883	$20,782
Income taxes	$161	$7	$—

See notes to the consolidated financial statements.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.     Summary of Significant Accounting Policies

Description of Business

      Pac-West Telecomm, Inc. (the Company) is a high-value independent broadband provider of integrated business solutions within our target markets. The Company’s customers include Internet service providers and enhanced communications service providers, collectively referred to as service providers (SPs), and the enterprise market, also referred to as small and medium sized enterprises (SME) business, many of which are communications-intensive users.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries since the date of acquisition. All intercompany accounts and transactions have been eliminated.

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These assumptions effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses.

      Management considers the following accounting policies to be critical due to the estimation process involved in their calculation:

•	revenue recognition;

•	provision for doubtful accounts receivable;

•	estimated settlements of disputed billings; and

•	long-lived assets.

      By their nature, these judgments are subject to uncertainty. Thus, actual results could differ from estimates made and such differences could be material.

      Revenue Recognition. The Company recognizes revenue when:

•	there is persuasive evidence of an arrangement;

•	delivery of the product or performance of the service has occurred;

•	the selling price is fixed and determinable; and

•	collectibility is reasonably assured.

      The Company recognizes revenues from the sale of telecommunications products upon installation, or if no installation is required, upon shipment, which is concurrent with the transfer of legal title. Revenues from service access agreements are recognized as the service is provided, except for reciprocal compensation generated by calls placed to ISPs connected through the Company’s network. The rights of competitive local exchange carriers (CLECs), such as the Company, to receive this type of compensation is the subject of numerous regulatory and legal challenges (see note 9). Until this issue is ultimately resolved, the Company will continue to recognize reciprocal compensation as revenue when the price becomes fixed and determinable and collectibility is reasonably assured.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Some ILECs with which the Company has interconnection agreements had withheld payments from amounts billed by the Company under their agreements. The process of collection of reciprocal compensation can be complex and subject to interpretation of regulations and laws. This can lead to the requirement for negotiated settlements between us and the ILEC where it agrees to accept a portion of what it believes is owed to it. These settlements generally reflect the mutual agreements of both parties that exist at the date of the settlement. Settlements were entered into with ILECs whereby the ILECs paid the Company an aggregate of $5.7 million in 2003 and $20.6 million in 2002. The settlements were included in revenues.

      Non-refundable, up-front payments received for installation services, and related costs up to the amount of revenues, are recognized as revenue and expense ratably over the term of the service contracts, generally 36 months. Any costs in excess of recognized revenues are expensed in the period incurred. As of December 31, 2003, $1,061,000 of installation payments received were deferred and are included in deferred revenues and $740,000 of associated costs were deferred and are included in other assets, in the accompanying consolidated balance sheets.

      Provision for doubtful accounts receivable. The Company estimates provisions for allowances for doubtful accounts receivable based upon the following factors:

•	historical collection experience;

•	customer delinquencies and bankruptcies;

•	information provided by the Company’s customers;

•	observance of trends in the industry; and

•	other current economic conditions.

      If this information does not properly reflect future collections, the Company’s accounts receivable balance could be subject to change.

      Estimated settlements for disputed billings. During the ordinary course of business, the Company may be billed at incorrect rates or for carrier traffic that management believes the Company is not responsible for. Accordingly, the Company will dispute the billing with the vendor and withhold payment until the matter is resolved. The Company’s current disputes are primarily related to incorrect facility rates or incorrect billing elements the Company believes it is being charged. Management regularly reviews and monitors all disputed items and records an accrual that represents what it believes it may pay to settle the dispute. Although the Company continues actively to try and expedite resolutions, often times the state Public Utilities Commission becomes involved in the arbitration of these agreements. This process is often lengthy and resolutions are often subject to appeal. As of December 31, 2003, the Company accrued approximately $1.8 million, representing managements best estimate of expected settlements of disputes currently in negotiation. If resolutions to items in negotiation are favorable or unfavorable to management’s estimations, the Company’s reserve for disputed items may be subject to change.

      Long-lived assets. In 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company evaluates its long-lived assets if events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the potential future income expected to be generated by the asset. If an asset is considered to be impaired, it is written down to its fair market value. This is assessed based on factors specific to the type of asset. In assessing the recoverability of these assets, the

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company must make assumptions regarding, among other things, estimated future cash flows to determine the fair market value of the respective assets. If these estimates and the related assumptions change, the Company may be required to record additional impairment charges for these assets in the future.

Other Significant Accounting Policies

      Reclassification. Certain prior year amounts have been reclassified to conform with the current year classification.

      Fair Value of Financial Instruments. The carrying value of the Company’s cash and cash equivalents, marketable debt and equity securities, accounts receivable and accounts payable approximate their respective fair values. The fair value of the Company’s Senior Notes is estimated based on the value used in the repurchase of a portion of such notes in December 2003, and was approximately $36.1 million at December 31, 2003. The carrying value of the Senior Secured Notes approximates fair value.

      Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

      Short Term Investments. All investments with a maturity of greater than three months at the date of purchase are accounted for under Financial Accounting Standards Board (FASB) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Although the Company’s investment portfolio only contains investments that are highly liquid and can be converted to cash at any time, the Company determines the appropriate classification of the investment as a cash equivalent or a short-term investment based on the anticipated maturity date at the time of purchase. The Company’s investments are not subject to penalties for early terminations or sales. All investments as of December 31, 2003 and 2002 were classified as available-for-sale and carried at fair value. Gross realized gains and losses were insignificant and included in interest income in the accompanying consolidated statements of operations. Differences between cost and fair value (unrealized gains and losses) are recorded as other comprehensive income (loss), a separate component of stockholders’ equity.

      Property and Equipment. Property and equipment is stated at cost and includes network and other communication equipment, equipment under capital leases, office furniture, business software and computer equipment, vehicles, leasehold improvements, and projects in progress. Expenditures for repairs and maintenance, which do not extend the useful life of the property and equipment, are charged to expense as incurred. Upon retirement, the asset cost and related accumulated depreciation are relieved from the consolidated financial statements. Gains and losses associated with dispositions or impairment of property and equipment are reflected as (income) loss on asset dispositions, net in the accompanying consolidated statements of operations. Depreciation and amortization is computed using the straight-line method. Estimated useful lives range from 3 to 20 years. See Note 3 to the accompanying consolidated financial statements.

      Network expenses. Network expenses are comprised mainly of leased transport charges, usage charges for long distance and intrastate calls and, to a lesser extent, reciprocal compensation the Company pays to other companies related to calls that originate with a Pac-West customer and terminate on the network of an ILEC or other CLEC. The Company’s leased transport charges include the lease payments it incurs for the transmission facilities, or circuits, used to connect its customers to its switches and to connect to the ILEC and other CLEC networks. Depreciation expense associated with our switching equipment is included in depreciation and amortization in the consolidated statements of operations. The Company does not include any significant employee costs in network expenses.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock Based Compensation. The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees” for its stock based compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”, to disclose pro forma information regarding options granted to its employees based on specified valuation techniques that produce estimated compensation charges. These amounts have not been reflected in the Company’s consolidated statements of operations because no compensation arises when the price of the employees’ stock options equals the market value of the underlying stock at the date of grant, as in our case. If compensation expense for our stock-based compensation plans had been determined in accordance with the fair value as prescribed in SFAS 123, the Company’s net (loss) income per share for the years ended December 31, 2003, 2002 and 2001 would have been as follows (in thousands except per share amounts):

	2003	2002	2001

Net (loss) income as reported	$(15,250)	$2,046	$(34,792)
Total stock-based employee compensation included in reported net income, net of tax	8	76	59
Total stock-based employee compensation determined under the fair value based method	(1,299)	(1,702)	187

Pro forma	$(16,541)	$420	$(34,546)
Basic net (loss) income per common share
As reported	$(0.42)	$0.06	$(0.96)
Pro forma	$(0.45)	$0.01	$(0.96)
Diluted net (loss) income per common share
As reported	$(0.42)	$0.06	$(0.96)
Pro forma	$(0.45)	$0.01	$(0.96)

      See Note 10 for further discussion of our equity-based compensation plans.

      Income Taxes. The Company provides for income taxes under the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment dates. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

      Accruals related to restructuring activities. In June 2002 and August 2001, the Company approved and announced restructuring plans, which included, among other things (see Note 6), closing switch facilities in Colorado and Utah and consolidation of sales offices. In order to estimate rent expense related to these abandoned premises, the Company made certain assumptions including; (1) the time period over which the premises would remain vacant, (2) sublease terms, and (3) estimated sublease rents. In the case of the switching facilities, no sublease income was estimated due to the specialized nature of these facilities. If the Company is able to sublet or negotiate an early termination penalty for its abandoned switch facility in Colorado, or is unable to sublet the sales offices within the estimated timeframe and at estimated terms, the restructuring charge could be subject to change.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (VIEs) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. As of December 31, 2003, the Company does not believe it has any VIE’s for which this interpretation would be applicable.

      In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s financial position, results of operations and cash flows.

      In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company has adopted SFAS No. 150 as of June 30, 2003 as required and the adoption of this statement did not have a significant impact on the Company’s financial position, results of operations and cash flows.

      In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Financial Instruments and Hedging Activities,” was issued and is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The changes to financial reporting required by SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No.149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying guarantee to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and (4) amends certain other existing pronouncements. The Company has adopted SFAS No. 149 as of June 30, 2003 as required and the adoption of this statement did not have a significant impact on its financial position, results of operations and cash flows.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123”. SFAS No. 148

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company continues to account for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretation. The amendments to SFAS No. 123 were effective for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements of SFAS 148 in 2002. The adoption of SFAS 148 did not have a significant impact on the Company’s financial position, results of operations and cash flows.

      In November 2002, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Consensus mandates how goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for. EITF 00-21 was effective for transactions entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on the Company’s financial position, results of operations and cash flows.

      In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34,” was issued. This Interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of the measurement provisions of this Interpretation did not have a significant impact on the Company’s financial position, results of operations and cash flows.

      In June 2001 SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued. Statement 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also would record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt Statement 143 on January 1, 2003. The adoption of Statement 143 did not have a significant impact on the Company’s financial position, results of operations and cash flows.

     Concentration of Customers and Suppliers

      During 2003 revenues from three customers accounted for 21.8%, 17.1% and 10.6% of revenues. During 2002 these same three customers accounted for 31.5%, 8.8% and 16.0% of revenues, respectively, and during 2001 accounted for 32.8%, 4.4% and 7.4%, respectively. During each of the years ended

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003, 2002 and 2001 no other customer accounted for more than 10.0% of total revenues. As of December 31, 2003 accounts receivable from no customer represented more than 10% of trade accounts receivable. In 2003, 2002 and 2001, the Company’s largest source of operating costs was one ILEC which represented 37.3%, 32.0% and 35.0% of the Company’s network expenses during the years ended 2003, 2002 and 2001, respectively.

2.     Investments

      The following table summarizes the Company’s investments in securities at December 31, 2003 (in thousands):

		Unrealized	Fair Market
	Cost	Losses, net	Value

Commercial paper	$27,702	$—	$27,702
Cash			6,955

Total cash and cash equivalents			$34,657

      As of December 31, 2003, all of the contractual maturities of the Company’s commercial paper were before February 28, 2004.

      The following table summarizes the Company’s investments in securities at December 31, 2002 (in thousands):

		Unrealized	Fair Market
	Cost	Losses, net	Value

Short term investments	$24,543	$—	$24,543
U.S. government agencies	7,878	(68)	7,810
Municipals	3,900	—	3,900
Corporate bonds	10,226	(71)	10,155
Asset backed securities	7,675	(17)	7,658

Total investments in securities	54,222	(156)	54,066
Cash			3,193

Total cash and investments			$57,259

Reported as:
Cash and cash equivalents			$28,050
Short-term investments			29,209

			$57,259

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Property and Equipment

      The following tables summarize the Company’s property and equipment, net at December 31, 2003 and 2002 (in thousands):

	2003	2002

Network and other communication equipment	$187,001	$183,298
Equipment under capital leases	21,020	20,255
Office furniture	2,623	2,623
Business software and computer equipment	29,302	27,576
Vehicles	1,300	1,590
Leasehold improvements	21,992	20,112
Projects in Progress	209	3,518

	263,447	258,972
Accumulated depreciation and amortization	(142,236)	(99,617)

Property and equipment, net	$121,211	$159,355

      The Company capitalizes interest on capital projects when the project involves considerable time and major expenditures. Such interest is capitalized as part of the cost of the equipment and is amortized over the remaining life of the assets. Interest is capitalized based on the Company’s incremental borrowing rate during the period of asset construction. In 2003, 2002 and 2001, the Company capitalized $65,000, $967,000 and $1,724,000, respectively, of interest related to capital projects.

      Depreciation and amortization of property and equipment was $43.8 million, $40.1 million and $32.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Depreciation and amortization is computed using the straight-line method based on the following estimated useful lives:

Equipment	3 to 7 years
Vehicles	5 years
Leasehold improvements	20 years or life of lease, whichever is shorter

      During the first quarter of 2003, the Company changed its accounting estimates related to depreciation. The Company reduced the useful life for phone equipment provided to customers and computer hardware from 5 years to 3 years and extended the useful life of some leasehold improvements from 10 years to up to 20 years. As a result of the change, the Company incurred additional depreciation in the first quarter, which increased net loss for the year ended December 31, 2003 by $1.6 million or $0.04 per diluted share.

      The Company reclassified $1.1 million and $0.5 million related to a technology lease from depreciation expense to selling, general and administrative expenses for the years ended December 31, 2002 and 2001, respectively. In management’s opinion, the new classification more accurately presents the nature of the related expense in the Company’s income statement based on the underlying transaction.

4.     Impairment of Assets

      During the second quarter of fiscal year 2002, as a result of the continuing competitive pressures in the telecommunications industry, the Company made certain business decisions that adversely affected

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the undiscounted cash flows for specific markets in which the Company competes. These decisions included:

•	refocusing the Company’s sales and marketing efforts primarily within California;

•	not filling open positions outside of California;

•	preserving cash in order to service and repurchase the Company’s outstanding debt; and

•	closing the Company’s switch facility in Colorado for which the Company recorded a restructuring reserve.

      These decisions, which limited the resources available to grow the markets outside of California, combined with slower sales growth forecasts, caused the carrying value of the Company’s assets located in the markets outside of California, which could not be redeployed in California to no longer be recoverable from the estimated future undiscounted cash flows. Accordingly, the Company recorded an impairment charge of $7.2 million that represented the difference between the net book value of the identified fixed assets and the estimated discounted future cash flows the Company expected to generate from the use of these assets over the average remaining useful lives. The Company’s cash flow projections for each of the Company’s geographic locations were developed using each locations historical growth rate. Certain locations outside of the Company’s primary business locations had negative cash flows over the estimated useful lives of the assets under evaluation. Due to an excess of commercial real estate availability existing in the identified markets where the Company’s impaired leasehold improvements existed and a remote possibility of being able to sublease the facilities, the Company assigned a fair value of zero for the impaired leasehold improvements.

      In the fourth quarter of 2002, due to changes in technology and the design of the Company’s next generation switching equipment, certain equipment that had previously been identified as eligible for redeployment within positive cash flow markets, was no longer eligible for redeployment. As a result, these specific assets were impaired and written down to their fair market value of $5.6 million. The Company employed the services of a professional appraisal firm to determine the fair market value of the specific assets identified as impaired. Accordingly, in the fourth quarter of 2002, the Company recorded an impairment charge of $9.4 million. To the extent actual market conditions differ significantly from management’s estimates, the estimated fair market value of our long-lived assets could change, which may result in a future impairment charge and such charge, if any, may be material.

      In 2001, the Company evaluated the carrying amount of its enterprise-level goodwill and determined that the entire balance was impaired and recorded an impairment charge of $16.8 million. The determination of impairment was based on an estimate of the fair value of the goodwill using estimated discounted future cash flows. The Company did not have any goodwill amortization expense in 2003 and 2002. Had the Company not recorded goodwill amortization expense of $2.0 million in 2001, the Company’s net loss would have been $(32.8) million and its diluted net loss per share would have been $(0.91).

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Prior to the impairment on August 1, 2001, net goodwill consisted of the following (in thousands):

Napa Telecom	$2,547
Installnet	11,668
Baron Telecommunications	1,520
CSI	917
Other	135

Impairment charge	$16,787

      Goodwill had been amortized on a straight-line basis over periods ranging from 60 to 84 months.

5.     Other Assets

      At December 31, other assets consist of the following (in thousands):

	2003	2002

Deferred financing costs	$1,635	$2,254
Acquisition of lease rights	594	810
Long-term portion of deferred installation costs	311	297
Prepaid maintenance	—	284
Long-term portion of prepaid expenses and deposits	38	131

	$2,578	$3,776

      Deferred financing costs consist primarily of capitalized amounts for underwriter fees, professional fees and other expenses related to the issuance of the Company’s debt. Amortization of deferred financing costs for the years ended December 31, 2003, 2002 and 2001 was $434,000, $693,000 and $878,000, respectively, and is included in interest expense in the accompanying consolidated statements of operations. During 2003 and 2002, the Company purchased from holders of its Senior Notes an aggregate of $59.0 million and $54.9 million principal amount of Senior Notes. In connection with these transactions, the Company expensed $3.3 million of deferred financing costs associated with the Senior Notes redeemed. We also incurred additional deferred financing costs of $5.2 million in 2003 related to the issue of our Senior Secured Note.

      During 1999, the Company acquired lease rights of additional space in its Los Angeles facility. This amount is being amortized on a straight-line basis over the life of the lease, which is 81 months. Amortization expense for this facility was $216,000, $216,000 and $228,000 for the years ended 2003, 2002 and 2001, respectively, and is included in amortization expense in the accompanying consolidated statements of operations.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Restructuring Charges

      A summary of the restructuring expenses and the associated remaining liability which is included in other accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2003 and 2002 consist of the following (in thousands):

	Remaining				Balance of
	Restructuring	Additional			Restructuring
	Liability	Restructuring			Liability
	as of Dec. 31,	Expense	Non-Cash	Cash	as of Dec. 31,
	2002	Incurred	Charges	Payments	2003

Rent expense for vacated premises	$3,476	$206	$—	$(693)	$2,989
Circuit obligations	2,800	—	—	(1,253)	1,547
Other charges	87	(81)	—	—	6

	$6,363	$125	$—	$(1,946)	$4,542

	Restructuring				Restructuring
	Liability	Restructuring			Liability
	as of Dec. 31,	Expense	Non-Cash	Cash	as of Dec. 31,
	2001	Incurred	Charges	Payments	2002

Leasehold improvements and equipment	$171	$3,237	$(3,408)	$—	$—
Rent expense for vacated premises	2,147	2,465	—	(1,136)	3,476
Circuit obligations	—	2,800	—	—	2,800
Other charges	142	118	—	(173)	87

	$2,460	$8,620	$(3,408)	$(1,309)	$6,363

      The Company did not approve any new restructuring plan in 2003. During 2003, the Company recorded additional restructuring charges of $206,000 relating to office space in San Diego, California. Due to the specialized nature of this facility and current economic conditions the Company no longer anticipates finding a tenant for the remaining available space. The amount of the reserve recorded is equal to the monthly lease payment of the unoccupied space multiplied by the remaining months on the lease. In addition, during 2003, the Company reversed $81,000 of previously recorded restructuring charges relating to professional fees that were anticipated but not incurred. The final cash payment to be recorded against the restructuring reserve is currently expected to occur in March of 2010.

      In June 2002, management approved a restructuring plan that contained additional business initiatives to those approved and announced in August 2001. The 2002 restructuring plan was approved in response to:

•	further weakening of the economy;

•	additional competitive pressure from competitors who had reorganized and lowered their cost structure;

•	overcapacity in our industry; and

•	lower demand from customers for our products and services.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Among other initiatives, the 2002 restructuring plan provided for the closure of our switch facility in Colorado. In connection with this closing, the Company recorded a $9.3 million restructuring charge in the second quarter of 2002. Of this amount, $3.3 million related to the write-off of the net book value of leasehold improvements and equipment which could not be redeployed to other locations and, in management’s best estimate, had a fair market value of zero; $2.8 million related to circuit commitment obligations; and $3.2 million related to future rent payments due for the abandoned premise in Colorado which will be paid over the lease term, which ends in fiscal year 2010. In order to estimate rent expense related to this premise, and those premises discussed in the following paragraph, the Company made certain assumptions including; (1) the time period over which the premises would remain vacant, (2) sublease terms, and (3) estimated sublease rents. In the case of the Colorado switching facility and the Utah switching facility described in the following paragraph, no sublease income was estimated due to the specialized nature of these facilities and current economic conditions. Accordingly, the Company believed the net book value of the leasehold improvements for the facilities had a fair market value of zero.

      In the third quarter of 2002, the Company recorded an additional restructuring charge of $21,000, net representing the net difference between the amount estimated and the actual net book value of impaired leasehold improvements. In the fourth quarter of 2002, the Company reduced its restructuring accrual for future rent payments for the Colorado switch facility by $0.2 million as the Company had to use the facility longer than anticipated due to a delay in transferring one of its customers to another carrier. As of December 31, 2003, the Company has a remaining liability for this restructuring activity of approximately $4.1 million. This lease expires in March 2010.

      In the fourth quarter of 2002, the Company negotiated and paid an early termination penalty to satisfy all future rent payments due for its switch facility in Utah. Accordingly, the Company reversed previous charges of $0.5 million to bring the accrual for this facility to zero. As of December 31, 2003, the Company has a remaining liability of $0.4 million for this restructuring reserve.

      In August 2001, in response to a weakening economy and increasing competitive pressure resulting from lower than expected demand for telecommunications services and overcapacity in our industry, management shifted the Company’s strategy to margin improvement, cost containment and cash conservation rather than top-line growth the Company approved and announced a restructuring plan. Among the initiatives included in the restructuring plan was the suspension of its expansion plans in certain states, exiting of certain lower margin products and services, including residential resale and customer owned and maintained (COAM) equipment, and undertaking certain cost reduction initiatives. In addition to restructuring certain product offerings, the restructuring initiatives included closing its switch facility in Utah, consolidation of six sales offices, and a workforce reduction of approximately 200 employees. As a result of these restructuring initiatives, the Company recorded an $8.8 million restructuring charge in the third quarter of 2001, of which $5.0 million was related to the write-off of leasehold improvements and other equipment in Utah, which could not be redeployed to other locations. Amounts expensed totaling $2.4 million relate to future rent payments due (net of estimated sublease payments) for abandoned premises, primarily in Utah and San Diego, to be paid over the respective lease terms. The workforce reduction was completed during the fourth quarter, with all severance payments being made as of December 31, 2001.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Other Accrued Liabilities

      At December 31, other accrued liabilities consist of the following (in thousands):

	2003	2002

Accrued restructuring charges (See Note 6)	$4,542	$6,363
Accrued payroll and related expenses	2,907	4,210
Reserve for refunds to customers	649	2,549
General liability insurance	790	914
Other	3,069	5,613

	$11,957	$19,649

8.     Debt and Capital Lease Obligations

      At December 31, long-term debt and capital lease obligations consist of the following (in thousands):

	2003	2002

Senior Notes	$36,102	$95,102
Senior Secured Note	18,369	—
Capital lease obligation	2,780	10,192
Notes Payable	52	30
Less current portion of capital lease	(2,589)	(7,881)

	$54,714	$97,443

      On December 19, 2003 the Company sold to Deutsche Bank AG — New York, acting through DB Advisors, LLC, as investment advisor (Deutsche Bank), as investment advisor, in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, a senior secured note in the principal amount of $40.0 million, (the Senior Secured Note), and warrants to purchase up to 26,666,667 shares of its common stock at an exercise price of $1.50 per share. The Senior Secured Note carries an interest rate of LIBOR plus 0.5% (1.7% at December 31, 2003), and matures in December 2006. The maturity date of the Senior Secured Note will be automatically extended to coincide with any extension of the expiration date of the warrants, which is extendable for up to an additional 18 months at the option of Deutsche Bank. Under the terms of the guaranty and security agreement related to the Senior Secured Note, the Company has granted Deutsche Bank a security interest in substantially all of its assets and agreed to certain covenants including limitations on the Company’s ability to incur additional indebtedness, incur liens, sell assets and pay dividends.

      The Company allocated $18.2 million of the proceeds of the Senior Secured Note to debt and $21.8 million to the warrants on the basis of their relative fair values. The allocation of proceeds representing the fair value of the warrants to additional paid-in capital creates a discount on the Senior Secured Note. The Company will amortize this discount on an effective yield to maturity basis over the life of the note. Projected interest expense on this secured note (assuming that the note are held to

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturity, no interest payments are deferred and the note is not extended a full 18 months) is as follows (in thousands):

2003	$156
2004	5,499
2005	7,116
2006	9,016

$21,787

      The Senior Notes bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009. In December 2003, the Company repurchased $59.0 million principal amount of Senior Notes in a tender offer. In 2002 the Company paid approximately $20.7 million to repurchase $54.9 million principal amount of Senior Notes. These transactions resulted in a loss (gain) (net of the write-off of related capitalized debt issuance costs and costs paid to outside parties to complete the transaction) of $3.7 and $(33.8) million in 2003 and 2002, respectively.

      In conjunction with the December 2003 tender offer for Senior Notes the Company also solicited consents to effect certain proposed amendments to the indenture governing the Senior Notes. These amendments to the indenture governing the Senior Notes, which are now effective, eliminated most of the indenture’s principal restrictive covenants and amended certain other provisions contained in the indenture.

      In 2001 and 2000, the Company had a lease facility used exclusively for networking products and services from Cisco Systems, Inc. Equipment financed under this facility is leased for a term of 36 months at which time the Company may purchase the equipment at fair market value. Acquisitions of networking products under this facility of $20.3 million have been accounted for as a capital lease. Upon acceptance of the networking products the Company began making recurring monthly lease payments and depreciating the equipment over a period of three years. Lease payments and depreciation commenced during the second quarter of 2001. During the third quarter of 2003, the Company leased an additional $0.8 million of equipment. This equipment is also being accounted for as a capital lease and is being leased over a period of 24 months. During the years ended December 31, 2003, 2002 and 2001 the Company made principal lease payments of $8.2 million, $6.8 million and $4.7 million, respectively.

      As of December 31, 2003, future obligations related to capital leases are as follows:

Capital
Leases

2004	$2,712
2005	226

Total minimum lease payments	2,938
Less: portion representing interest	(158)

Present value of net minimum lease payments	2,780
Less: short-term portion	(2,589)

Capital lease obligation, long-term portion	$191

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Commitments and Contingencies

     Operating Leases

      The Company currently leases and operates seven principal facilities under non-cancelable operating leases as follows:

Facility	Lease expiration

Stockton, California	June 2004
Stockton, California	September 2007
Oakland, California	November 2008
Los Angeles, California	September 2006
Las Vegas, Nevada	October 2009
Seattle, Washington	December 2009
Phoenix, Arizona	April 2010

      The Stockton lease expiring in June 2004 has four two-year renewal options remaining and the other facilities leases contain two five-year renewal options, except for Oakland which has one five-year renewal option. The Company also leases telephone equipment sites and telephone circuits on month-to-month, annual and long-term non-cancelable leases. As the Company’s leased telephone circuit commitments are fulfilled, the leases convert to month-to-month agreements. Management of the Company expects that these leases will be renewed or replaced, as necessary, by other leases in the normal course of business.

      The Company’s restructuring programs, one approved and announced in the third quarter of 2001 and the other in the second quarter of 2002 (see Note 6), included closing our switch facilities in Utah and Colorado and the consolidation of six sales offices. All of these leases, except for the Colorado switch facility and two of sales offices, have been terminated. The Company is subleasing one of the sales offices and continues to actively search for tenants to sublease the other properties. Including the leases for the abandoned premises that the Company has not yet terminated, the Company’s future minimum lease payments with initial terms in excess of one year as of December 31, 2003, are as follows:

	Operating Leases

		Telephone
		Circuits and
	Space	Equipment

2004	$4,054	$7,836
2005	3,550	4,544
2006	3,138	2,116
2007	2,103	799
2008	1,381	367
2009 and thereafter	1,162	—

Total minimum lease payments	$15,388	$15,662

      Rental expense charged to operations for the years ended December 31, 2003, 2002 and 2001, for operating leases for space, excluding amounts charged against the restructuring liability, was $3.5 million, $4.0 million and $4.4 million, respectively. Rent expense is included in selling, general and administrative expense in the accompanying consolidated statements of operations. Rental expense charged to operations for telephone circuits of approximately $35.2 million, $40.4 million and $40.6 mil-

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lion for the years ended December 31, 2003, 2002 and 2001, respectively, is included in network expenses in the accompanying consolidated statements of operations. Rental expense paid to related parties was approximately $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Employment Agreements

      At December 31, 2003 the Company had the following employment agreements in place:

•	an agreement with its current President and Chief Executive Officer created in 2003. This agreement provided for, among other things, minimum annual base salaries, bonus entitlements upon the achievement of certain objectives, and the issuance of stock options;

•	agreements regarding compensation and change in control with all of the Company’s executive officers. These agreements provide for one year’s base salary and health plan benefits in the event of a merger or combination of the Company into another entity, or the sale or disposition of all, or substantially all, of the Company’s assets; and

•	an agreement with its current chairman and former chief executive officer in connection which provides for a minimum annual compensation level and other benefits.

     Reciprocal Compensation and Legal Proceedings

      Amounts billed to ILECs and payments withheld by ILECs during each of the three years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001

Total amount billed to ILECs during the year	$79,635	$82,217	$75,339
Amount withheld by ILECs and not recorded as revenue in the Company’s statements of operations	(39,372)	(22,902)	(12,946)
Amounts withheld from prior period withholding and recorded as revenue	5,685	20,596	—
Amounts withheld from prior period withholding and netted against expense	1,115	—	—

Net amount recorded as revenue from the ILECs during the year	$47,063	$79,911	$62,393

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

      On March 29, 2002, SBC California (SBC) filed a Petition for Arbitration with the California Public Utilities Commission (CPUC) with respect to its ICA with the Company, which would replace the similar agreement that expired in June of 2001, but which was to continue in effect until replaced. On May 8, 2003, the CPUC announced its decision to adopt a modified alternate proposal of the ICA submitted by SBC. The new three-year agreement establishes the rules under which the Company and SBC can interconnect their networks to allow for the exchange of traffic, and the recovery of costs associated with exchanging such traffic. The ICA also recognizes that SBC, if legally entitled to do so, may implement the Federal Communications Commission (FCC) Intercarrier Internet Service Pro-

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vider (ISP) order, which creates separate intercarrier compensation arrangements, including rates, terms and conditions, for “presumed ISP-bound” traffic. SBC notified the Company of its election to implement this plan beginning August 1, 2003. SBC notified the Company of its election to implement the FCC’s interim rate plan for ISP-bounds calls beginning August 1, 2003. The Company has disputed SBC’s implementation of the FCC plan, and on October 14, 2003 SBC-California filed a Complaint with the CPUC seeking resolution of this issue. The Company has opposed the relief sought by SBC and asserted several counter claims against SBC related to its performance under the new agreement. The matter is currently pending before an administrative law judge at the CPUC.

      The terms of the agreement also incent the Company to modify its existing network in order to avoid new transport charges imposed by SBC. However, in recognition of the complexity of this determination and the time required to enact such modifications, the CPUC has deferred the effectiveness of these new transport charges until February of 2004 to provide the Company time to modify its network. Such network modifications would cause additional costs on both an ongoing and one-time basis. The agreement also authorizes the Company to charge tandem switching and transport where appropriate.

      On June 12, 2002, Verizon California (Verizon) filed a Petition for Arbitration with the CPUC with respect to its ICA with the Company, that would replace the similar agreement which expired in April of 2002, but continued in effect until replaced pursuant to an order of the CPUC. On June 2, 2003, the Company filed with the CPUC the new ICA with Verizon which resulted from the arbitration. The new three-year agreement establishes the rules under which the Company and Verizon can interconnect their networks to allow for the exchange of traffic and the recovery of costs associated with exchanging such traffic. In addition it includes a new transport charge applicable to certain traffic and makes the reciprocal compensation rates established by the FCC Plan effective upon the commencement of the term of the new agreement. The terms of the agreement also incent the Company to modify its existing network. However, in recognition of the complexity of this determination and the time required to enact such a modification, the CPUC has deferred the effectiveness of these new transport charges until January of 2004 to provide the Company time to modify its network. Such network modifications would cause additional costs to the Company on both an ongoing and one-time basis. The agreement also authorizes the Company to charge tandem switching and transport where appropriate.

      In July 2003 Verizon appealed the arbitration decision of the CPUC to Federal District Court, arguing among other things that the FCC Plan rates should have been made retroactive. The Company has opposed the relief sought by Verizon, and has challenged the legality of the new transport charges imposed on certain traffic.

      The Company cannot predict the outcome of future CPUC proceedings, future appeals or additional pending cases involving related issues, or of the applicability of such proceedings to our ICA with these two or other ILECs. As a result, no assurance can be given that the Company will continue to collect reciprocal compensation, which represents a significant portion of its revenues, in the future, or that additional charges may not be imposed upon the Company under such agreements in the future. ISPs currently form a significant part of our customer base in California and adverse decisions in these or related FCC proceedings could limit our ability to serve this group of customers profitably and may have a material adverse effect on us.

     Other Legal Proceedings

      On December 6, 2001, a complaint captioned Krim vs Pac-West Telecomm, Inc., et. al., Civil Action No. 01-CV-11217, was filed in United States District Court for the Southern District of New York against the Company, certain executive officers, and various underwriters in connection with

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our initial public offering. An amended complaint was filed on April 19, 2002. The plaintiffs allege that the Company and its officers failed to disclose alleged allocations of shares of the Company’s common stock in exchange for excessive brokerage commissions or agreements to purchase shares at higher prices in the aftermarket, in violation of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The complaint against the Company seeks unspecified damages on behalf of a purported class of purchasers of its common stock. In October 2002, the executive officers of the Company were dismissed from the action without prejudice by agreement with the plaintiffs which also resulted in tolling of the statute of limitations. The court dismissed the Section 10(b) claim against the Company in 2002.

      On July 10, 2003, a committee of the Company’s board of directors conditionally approved a proposed settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the plaintiff’s complaint. The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the litigation.

      From time to time, the Company is a party to litigation that arises in the ordinary course of business. The Company believes that the resolution of this litigation, and any other litigation the Company may be involved with in the ordinary course of business, will not materially harm its business, financial condition or results of operations.

10.     Stockholders’ Equity

     Stock Options

      In January 1999, the Company’s Board of Directors approved the terms of the 1999 Stock Incentive Plan (the “Plan”) which authorizes the granting of stock options, including restricted stock, stock appreciation rights, dividend equivalent rights, performance units, performance shares or other similar rights or benefits to employees, directors, consultants and advisors. Options granted under the Plan have a term of ten years and substantially all options vest ratably over a four year period. In addition, options have been granted to two senior officers (both of whom are no longer officers) pursuant to the 1998 Griffin and Bryson Non-Qualified Stock Incentive Plans. In May 2000 the Board of Directors approved the 2000 Napa Valley Non-Qualified Stock Incentive Plan. At December 31, 2003 the Company had approximately 0.6 million shares available for grant under these incentive plans.

      In November 2001 the Company offered to exchange options that were previously issued. As a result, in December 2001 the Company canceled 831,638 options and issued new options to eligible employees on June 18, 2002.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s stock option plans at December 31, 2003 and changes during the years ended December 31, 2001, 2002 and 2003 is presented in the table below (in thousands except exercise price):

		Weighted
		Average
		Exercise
	Shares	Price

Balance, December 31, 2000	3,926	$7.99
Granted	1,917	1.61
Exercised	(45)	2.14
Cancelled	(1,919)	11.73

Balance, December 31, 2001	3,879	3.06
Granted	1,395	0.46
Exercised	(223)	0.48
Cancelled	(492)	4.62

Balance, December 31, 2002	4,559	2.22
Granted	990	1.13
Exercised	(69)	0.49
Cancelled	(532)	3.95

Balance, December 31, 2003	4,948	1.84

      Options outstanding, exercisable and vested by price range at December 31, 2003 are as follows (shares in thousands):

					Weighted
		Weighted			Average
		Average	Weighted		Exercise
		Remaining	Average	Number	Price of
Range of	Number	Contractual	Exercise	Vested and	Options
Exercise Price	Outstanding	Life	Price	Exercisable	Exercisable

$0.27 - 0.28	155	8.7	$0.28	38	$0.28
0.41 - 0.60	1,713	6.9	0.50	939	0.49
0.66 - 0.96	1,180	8.0	0.78	836	0.78
1.00 - 1.48	42	9.4	1.37	3	1.00
1.91 - 2.53	1,183	7.1	2.21	727	2.20
2.89 - 4.28	455	7.0	3.83	394	3.85
6.25 - 9.13	13	6.9	7.68	8	7.94
10.00 - 14.75	144	5.9	10.15	143	10.11
17.50 - 25.13	59	6.3	19.28	54	19.03
31.25 - 35.00	4	6.2	33.83	3	33.83

0.27 - 35.00	4,948	7.3	1.84	3,145	2.19

      As of December 31, 2002, the number of options outstanding that were vested and exercisable was 2,192,502. These options had a weighted average exercise price of $2.70. As of December 31, 2001, the number of options outstanding that were vested and exercisable was 1,342,107. These options had a weighted average exercise price of $3.06.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In October 2003, the Company amended certain terms, including the extension of the post termination exercise period, of previously issued options to a current officer and to a former officer and current director of the Company. Upon separation, incremental compensation cost of $1.4 million related to each of the options held by both the chairman of the board and the chief executive officer, would be recognized over the remaining future service period of such awards.

Pro Forma Fair Value Information

      The Company uses the Black-Scholes option-pricing model to derive the theoretical fair value of employee stock option grants. The Black-Scholes model pro forma fair value information should be interpreted solely as an approximation, as opposed to a representation, of what pro forma net (loss) income would have been if the Company had expensed the fair value of options issued to employees.

      The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001

Risk-free interest rate	2.58%	3.39%	3.39%
Expected volatility	108%	100%	100%
Expected dividend yield	—	—	—
Expected life	4 years	4 years	4 years
Fair value of options granted	$0.83	$0.33	$1.14

Employee Stock Purchase Plan

      The Company established the 2000 Employee Stock Purchase Plan (the Purchase Plan) under which one million shares of common stock have been reserved for issuance. Full-time employees may designate up to 10% of their compensation, not to exceed 400 shares each six month period, or $25,000 worth of common stock in any one calendar year, which is deducted each pay period for the purchase of common stock under the Purchase Plan. On the last business day of each six month period, shares of common stock are purchased with the employees’ payroll deductions at 85% of the lesser of the market price on the first or last day of the six month period. The Purchase Plan will terminate no later than May 2, 2020. During 2003 and 2002, a total of 77,751 and 72,382 shares of common stock with a weighted average fair value of $0.62 and $0.50 per share were purchased. At December 31, 2003 695,054 shares remained available for issuance. Pro forma compensation cost has been computed for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions: expected dividend yields of 0% for 2003, 2002 and 2001; expected life of 0.5 years for 2003, 2002 and 2001; expected volatility of 123.0% for 2003, 100.0% for 2002 and 100.0% for 2001 (based on the volatility period of the purchase plan); and risk-free interest rates of 1.1% for 2003, 1.8% for 2002, 5.1% for 2001. The weighted-average fair value of those purchase rights granted in 2003, 2002 and 2001, was $0.29, $0.20 and $1.27, respectively.

     Performance Unit Awards

      In December 2003, the Company granted its President and Chief Executive Officer (the CEO) the right to receive performance unit awards over 400,000 shares of common stock (before any stock split, reverse stock split or stock dividend) under an employment agreement. Under the agreement, 200,000 performance unit awards shall become vested provided the CEO remains employed by the Company through June 30, 2007 or in the event of a change in control as defined in our 1999 Stock Incentive Plan. In addition, the remaining 200,000 performance unit awards will vest provided that the CEO remains

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employed by the Company through June 30, 2008 or in the event of a change in control as defined in our 1999 Stock Incentive Plan. The agreement provides for accelerated vesting in the event that the monthly average fair market value of the Company’s common stock is greater than or equal to $3.00 per common share for a period of six consecutive calendar months commencing on or after January 1, 2004.

      The company recorded additional paid in capital and deferred stock compensation of $768,000 (based on the Company’s share price of $1.92) on the date of these performance units were awarded. The expected cost of these shares will be reflected in income on a straight line basis over the performance period. Assuming there is no accelerated vesting of the awards the expense for 2004 is projected to be $0.2 million. This will be included in selling, general and administrative expenses.

     Stock Warrants

      On December 19, 2003 the Company sold to Deutsche Bank (the Transaction) the Senior Secured Note. This Transaction provided, among other things, that the Company issue stock warrants to purchase up to 26,666,667 shares of its common stock at an exercise price of $1.50 per share. See Note 8 for information related to the Transaction. The fair value of the warrants was estimated using the Black-Scholes model with the following assumptions as of the Transaction date: expected dividend yield of 0%; expected life of three-years; expected volatility of 135%; and risk-free interest rate of 0.8%. The fair value of the warrants was $40.5 million on the date of the Transaction, and the relative fair value was $21.8 million.

     Adjustment to chairman’s and chief executive officer’s options

      In October 2003 the Company amended the term of options previously granted to its chairman and also to its chief executive officer. These amendments provided:

•	in the case of the Company’s chairman, the modification provided for (a) accelerated vesting such that each option shall be fully vested and exercisable upon termination of employment period under his employment agreement other than resignation without good cause or termination for cause and (b) to extend post termination exercise period such that it expires on the expiration date of each grant which ranges from September 2008 to December 2011. On the modification date, the Company’s chairman held options to purchase 1,095,694 shares of our common stock, which had a weighted average exercise price of $2.49 per share and the Company’s stock price was $2.60 per share. As The Company calculated incremental compensation expense of $1.4 million based upon the intrinsic value on the modification date. As there was no separation event as of December 31, 2003, there is no compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2003 and;

•	in the case of the Company’s chief executive officer, the amendment provided for (a) accelerated vesting such that each option shall be fully vested and exercisable upon termination of employment period under his employment agreement other than resignation without good cause or termination for cause and (b) to extend post termination exercise period such that it expires on the expiration date of each grant which ranges from June 2011 to December 2012. On the modification date, the Company’s chief executive officer held options to purchase 500,000 shares of our common stock, which had a weighted average exercise price of $1.43 per share and the Company’s stock price was $4.31 per share. The Company calculated incremental compensation expense of $1.4 million based upon the intrinsic value on the modification date. As there was no separation event as of December 31, 2003, there is no compensation expense recognized in the accompanying consolidated statement of operations for the year ended December 31, 2003.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Income (Loss) Per Share

      For the years ended December 31, 2003 and 2001, potential common stock was antidilutive, as it decreased the net loss per share. Accordingly, 1,265,000 and 583,000 shares were excluded from the diluted net loss per share calculation for 2003 and 2001, respectively. Diluted net (loss) income per share information for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands except per share amounts):

	2003	2002	2001

Net (loss) income	$(15,250)	$2,046	$(34,792)
Weighted average shares outstanding-basic	$36,481	$36,308	$36,058
Effect of dilutive securities	—	26	—
Weighted average shares outstanding-diluted	$36,481	$36,334	$36,058

Net (loss) income per share-basic and diluted	$(0.42)	$0.06	$(0.96)

12.     Income Taxes

      The (benefit from) provision for income taxes for the years ended December 31, 2003, 2002 and 2001 consists of the following (in thousands):

	2003	2002	2001

Current:
Federal	$(949)	$—	$—
State	(305)	77	—
Deferred:
Federal	(3,966)	223	(12,507)
State	(1,280)	445	(2,086)

	$(6,500)	$745	$(14,593)

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s (benefit from) provision for income tax differed from the amount computed by applying the statutory Federal income tax rate to income before income taxes as follows (in thousands except rate percentage amounts):

	2003		2002		2001

	Amount	Rate	Amount	Rate	Amount	Rate

Income tax determined by applying the statutory federal income tax rate to (loss) income before income taxes	$(7,613)	(35.0)%	$977	35.0%	$(17,285)	(35.0)%
State income taxes, net of federal income tax benefit	(1,030)	(4.7)	339	12.2	(1,356)	(2.8)
Non-deductible amortization of costs in excess of net assets of acquired businesses	—	—	—	—	432	1.0
Nondeductible goodwill impairment	—	—	—	—	4,084	8.3
Valuation allowance	1,940	8.9	—	—	—	—
Changes in reserves	19	0.1	22	0.1	(549)	(1.2)
Other	184	0.8	(593)	(20.6)	81	0.2

(Benefit from) provision for income taxes	$(6,500)	(29.9)%	$745	26.7%	$(14,593)	(29.5)%

      The cumulative balance sheet effects of deferred tax items are:

	2003	2002

Trade accounts receivable allow ances	$676	$584
Deferred revenue	322	654
Vacation and other accrued expenses	356	423
Restructuring and other reserves	1,960	2,768
Inventory reserves	84	145
Other reserves	252	247
Tax credits and loss carryforwards	9,116	5,329
State taxes	1,416	1,757

Deferred tax asset	14,182	11,907
Basis difference on depreciable and amortizable assets	(10,476)	(16,015)
Prepaid expenses	(101)	(61)
IRU rentals	(1,665)	(1,077)

Deferred tax liability	(12,242)	(17,153)

Net deferred tax asset (liability) before valuation allowance	1,940	(5,246)
Valuation allowance	(1,940)	—

Net deferred tax liability	$—	$(5,246)

      Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the total valuation allowance for the year ended December 31, 2003 was an increase of $1.9 million. There was no change in the year ended December 31, 2002.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003 the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $30.2 million and $7.6 million, respectively, available to reduce future income subject to income taxes. The Federal net operating loss carryforwards expire beginning in 2021 through 2023. State net operating loss carryforwards expire in 2013.

      As of December 31, 2003, unused California Enterprize Zone tax credits of approximately $2.0 million are available to reduce future California income taxes. California Enterprize Zone tax credits carry forward indefinitely until utilized.

      Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change has occurred, utilization of the net operating loss and tax credit carryforwards could be significantly reduced.

13.	Related Party Transactions

Bay Alarm Company (Bay Alarm)

      Bay Alarm (a stockholder of the Company) and its subsidiary, InReach Internet, LLC, are collectively a large customer of telephone network services, comprising approximately 1.3% and 1.5% of the Company’s revenues for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002 the Company had amounts receivable from Bay Alarm of $8,000 and $0, respectively. These amounts are included in trade accounts receivable, net in the accompanying consolidated balance sheets.

      As outlined in Note 9, the Company leases a facility in Oakland from Bay Alarm. Rents paid under this lease were $334,000, $289,000 and $171,000 for the years ended 2003, 2002 and 2001, respectively. Bay Alarm provides the Company with security monitoring services at its normal commercial rates. The Company has recorded an immaterial amount (less than $100,000) for these services in each of the years ended December 31, 2003, 2002 and 2001. All expenses paid to Bay Alarm are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Notes Receivable from Stockholders

      In 1998, a stockholder of the Company, who is also an officer, purchased 37,500 shares of common stock from the Company for $250,000. The Company received $50,000 in cash from the stockholder and entered into a note receivable for the remaining balance of $200,000. This amount was fully repaid in 2003.

14.	Retirement Plan:

      The Company has a 401(k)-retirement plan (the Plan) for all full-time employees who have completed 90 days of service. The plan year is from January 1 to December 31, and the Company contributes $0.50 for every $1.00 contributed by the employee, subject to a limit of 3 percent of the employee’s salary. Participants become fully vested after six years, although they vest incrementally on an annual basis after two years of service. The Company’s matching contributions were $303,000, $378,000 and $442,000 for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Segment Reporting

      Based on criteria established by SFAS No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has one reportable operating segment. While the Company’s chief decision-maker monitors the revenue streams of various services, the revenue streams share many expenses such as leased transport charges and circuits. In addition, operations are managed and financial performance is evaluated based upon the delivery of multiple services over common networks and facilities. This allows the Company to leverage its costs in an effort to maximize return. As a result, the revenue streams share almost all of the various operating expenses. Because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management does not currently make such allocations internally. The chief decision-maker does, however, monitor revenue streams at a more detailed level than those depicted in the Company’s accompanying consolidated financial statements.

      The significant revenue components for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001

Reciprocal Compensation	$47,062	$79,912	$62,393
Direct billings to SP customers	44,971	41,505	39,328
Direct billings to SME customers	17,337	12,861	10,902
Outbound local and long distance	12,706	13,236	14,393
Dedicated transport	5,573	8,942	9,751
Switched access	6,046	7,165	5,671
COAM	423	477	7,227
Other	522	—	327

	$134,640	$164,098	$149,992

16.	Unaudited Quarterly Consolidated Financial Data

      The following is a summary of quarterly consolidated financial results for the fiscal years ending 2003, 2002 and 2001 (in thousands except per share amounts).

	March 31	June 30	September 30	December 31

2003:
Revenue	$30,515	$45,723	$30,312	$28,090
Gross margin	$19,817	$38,718	$21,483	$18,336
Net income (loss)	$(10,324)	$9,171	$(4,314)	$9,783
Net income (loss) per share:
Basic and Diluted	$(0.28)	$0.25	$(0.12)	$(0.27)
2002:
Revenue	$43,092	$38,499	$34,201	$48,306
Gross margin	$29,332	$24,492	$21,723	$35,026
Net income (loss)	$7,384	$(13,388)	$4,889	$3,161
Net income (loss) per share:
Basic and Diluted	$0.20	$(0.37)	$0.13	$0.09

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31	June 30	September 30	December 31

2001:
Revenue	$40,061	$38,162	$35,521	$36,248
Gross margin	$27,445	$23,944	$19,050	$22,208
Net loss	$(485)	$(3,624)	$(26,784)	$(3,899)
Net loss per share:
Basic and Diluted	$(0.01)	$(0.10)	$(0.74)	$(0.11)

PAC-WEST TELECOMM, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

FOR THE YEAR ENDED DECEMBER 31, 2003

	Balance at	Charged to	Charged
	Beginning of	Costs and	to Other			Balance at
Description	Year	Expenses	Accounts	Deductions		End of Year

Allowance for doubtful accounts	$1,660	$192	$—	$292	(1)	$1,560

FOR THE YEAR ENDED DECEMBER 31, 2002

	Balance at	Charged to	Charged
	Beginning of	Costs and	to Other			Balance at
Description	Year	Expenses	Accounts	Deductions		End of Year

Allowance for doubtful accounts	$2,630	$1,008	$—	$1,978	(1)	$1,660

FOR THE YEAR ENDED DECEMBER 31, 2001

	Balance at	Charged to	Charged
	Beginning of	Costs and	to Other			Balance at
Description	Year	Expenses	Accounts	Deductions		End of Year

Allowance for doubtful accounts	$3,003	$3,214	$—	$3,587	(1)	$2,630

(1)	Deductions represent write-offs.

EXHIBIT INDEX

Exhibit No.		Description

2.1		Agreement of Merger, dated September 16, 1998, between PWT Acquisition Corp. and Pac-West Telecomm, Inc., as amended (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement (No. 333-76779)).
2.2		Agreement and Plan of Merger, dated June 30, 1998, between PWT Acquisition Corp., Pac-West Telecomm, Inc., Bay Alarm Company and John K. La Rue, as amended (Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement (No. 333-76779)).
3.1		Amended and Restated Articles of Incorporation of Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated June 26, 2000).
3.2		Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-86607)).
4.1		Form of certificate representing common stock of Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (No. 333-86607)).
10.1		Shareholders Agreement, dated September 16, 1998, between Pac-West, John K. La Rue, Bay Alarm Company, certain named investors and certain named executives (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement (No. 333-76779)).
10.2		Registration Rights Agreement, dated September 16, 1998, between Pac-West, John K. La Rue, Bay Alarm Company, certain investors and certain executives (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement (No. 333-86607)).
10.3		Stock Purchase Agreement, dated September 16, 1998, between PWT Acquisition Corp. and certain named investors (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement (No. 333-76779)).
10.4		Stock Purchase Agreement, dated September 16, 1998, between Pac-West and certain named investors (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (No. 333-76779)).
10.5		Pledge and Security Agreement, dated January 29, 1999, between Pac-West and Norwest Bank Minnesota, N.A. (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (No. 333-76779)).
10	.6(a)	Pac-West Telecomm, Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6(a) to the Company’s Registration Statement (No. 333-76779)).
+10	.6(b)	Pac-West Telecomm, Inc. 1999 Stock Incentive Plan form of notice of Stock Option Award and Stock Option Award Agreement between Pac-West and its grantees as designated (Incorporated by reference to Exhibit 10.6(b) to the Company’s Registration Statement (No. 333-76779)).
+10	.7	Employment Agreement, dated June 30, 1998, between Pac-West and John K. La Rue (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement (No. 333-76779)).
+10	.8	Executive Agreement, dated September 16, 1998, between Pac-West and Wallace W. Griffin (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement (No. 333-76779)).
+10	.9	Executive Agreement, dated October 30, 1998, between Pac-West and Richard E. Bryson (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement (No. 333-76779)).
+10	.10	Employment Agreement, dated October 21, 1998, between Pac-West and Dennis V. Meyer (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement (No. 333-76779)).

Exhibit No.		Description

+10	.11	Employment Agreement, dated September 14, 1998, between Pac-West and Jason R. Mills (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement (No. 333-76779)).
+10	.12	Confidentiality Agreement, dated September 16, 1998, between Pac-West and John K. La Rue (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement (No. 333-76779)).
+10	.13	Confidentiality Agreement, dated September 16, 1998, between Pac-West and Wallace W. Griffin (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement (No. 333-76779)).
+10	.14	Confidentiality Agreement, dated September 16, 1998, between Pac-West and Richard E. Bryson (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement (No. 333-76779)).
+10	.15	Confidentiality Agreement, dated October 22, 1998, between Pac-West and Dennis V. Meyer (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement (No. 333-76779)).
+10	.16	Confidentiality Agreement, dated September 16, 1998, between Pac-West and Jason R. Mills (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement (No. 333-76779)).
10.17		Lease Agreement, dated as of June 23, 1995, as amended, by and between Geremia Brothers and Pac-West for 4202 and 4210 Coronado Avenue, Stockton, California (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement (No. 333-76779)).
10.18		Lease Agreement, dated as of July 3, 1996, as amended, by and between One Wilshire Arcade Imperial, Ltd., Paramount Group, Inc. and Pac-West for 624 South Grand Avenue, Los Angeles, California (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement (No. 333-76779)).
10.19		Balco Properties Office Lease, dated as of November 10, 1998, by and between Balco Properties and Pac-West for Franklin Building, 1624 Franklin Street, Suites 40, 100, Mezzanine, 201, 203, 210, 214 and 222, Oakland, California (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement (No. 333-76779)).
10.20		Lease Agreement, dated as of December 17, 1998, by and between Wing Fong & Associates LLC and Pac-West for 302 and 304 East Carson Street, Las Vegas, Nevada (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement (No. 333-76779)).
+10	.21	Promissory Note, dated September 16, 1998, between Pac-West and Wallace W, Griffin, and related Executive Stock Pledge Agreement between same parties of even date (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement (No. 333-75779)).
+10	.22	Promissory Note, dated October 30, 1998, between Pac-West and Richard Bryson, and related Executive Stock Pledge Agreement between same parties of even date (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement (No. 333-76779)).
10	.23(a)	Loan and Security Agreement dated June 15, 1999, between Pac-West, Union Bank of California and other lenders as designated (Incorporated by reference to Exhibit 10.23(a) to the Company’s Registration Statement (No. 333-86607)).
10	.23(b)	Form of Addition of Lender and Consent and Amendment to Loan and Security Agreement (Incorporated by reference to Exhibit 10.23(b) to the Company’s Registration Statement (No. 333-86607)).

Exhibit No.		Description

10	.23(c)	Loan and Security Agreement dated June 15, 1999, as amended, between Pac-West Telecomm, Inc., Union Bank of California and other lenders as designated (Incorporated by reference to Exhibit 10.23(c) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
10.24		Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996, dated June 29, 1999, between Pac-West and Pacific Bell, and related Errata to Approved Interconnection Agreement dated June 30, 1999 (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement (No. 333-76779)).
10.25		Telecommunication Facility Interconnection Agreement, dated June 21, 1996, between Pac-West and GTE California Inc. (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement (No. 333-76779)).
10.26		Master Interconnection and Resale Agreement for the State of Nevada, dated January 15, 1999, between Pac-West and The Nevada Division of Central Telephone Company d/b/a Sprint of Nevada (Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement (No. 333-76779)).
10.27		Indenture, dated January 29, 1999 between Pac-West Telecomm, Inc. and Norwest Bank Minnesota, N.A., pursuant to which the Series B 131/2% Notes due 2009 will be issued (Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement (No. 333-76779)).
10.28		Registration Rights Agreement, dated January 29, 1999 between Pac-West Telecomm, Inc. and Nations Banc Montgomery Securities LLC, CIBC Oppenheimer Corp. and First Union Capital Markets, as initial purchasers of notes (Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement (No. 333-76779)).
+10	.29	Employment Agreement, dated September 11, 1998, between Pac-West and Gregory Joksch (Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement (No. 333-86607)).
+10	.30	Confidentiality Agreement, dated September 11, 1998 between Pac-West and Gregory Joksch (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement (No. 333-86607)).
10.31		Agreement for Local Wireline Network Interconnection and Service Resale between Pac-West Telecomm, Inc. and U S West Communications, Inc. for the State of Washington executed September 2, 1999 (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K For the period ending December 31, 1999).
10.32		Agreement for Local Wireline Network Interconnection Between Citizens Telecommunication Company of California, Inc. and Pac-West Telecomm, Inc. dated November 1, 1999 (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999).
10.33		Agreement for Local Wireline Network Interconnection and Service Resale Between Pac-West Telecomm, Inc. and U S West Communications, Inc. for the State of Arizona dated September 2, 1999 (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999).
10.34		Lease agreement, dated as of September 10, 1999, by and between David A. and Sandra L. Sabey and Pac-West Telecomm, Inc. for 12201 Tukwila International Blvd., Building B, Second Floor, Tukwila, Washington (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999).
10.35		Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Nevada Bell and Pac-West Telecomm, Inc. executed August 25, 1999 (Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000).

Exhibit No.		Description

10.36		Pac-West Telecomm, Inc. and U S West Communications, Inc. Interconnection Agreement for the State of Oregon dated January 31, 2000 (Incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000).
10.37		Adoption Letter dated February 2, 2000 between Pac-West Telecomm, Inc. and GTE Northwest Incorporated of Interconnection, Resale and Unbundling Agreement Between GTE Northwest Incorporated and Electric Lightwave, Inc. for the State of Oregon (Incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000).
10.38		Interconnection, Resale and Unbundling Agreement between GTE Northwest Incorporated and Electric Lightwave, Inc. for the State of Oregon (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000).
10.39		Lease Agreement, dated as of February 4, 2000, by and between North Valley Tech LLC and Pac-West Telecomm, Inc. for E. 84th Avenue, Suite 100, Thornton, Colorado (Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000).
10.40		Lease Agreement, dated February 4, 2000, by and between Park Central Mall, L.L.C. and Pac-West Telecomm, Inc. for 3110 North Central Avenue, Suite 75, Building 2, Phoenix, Arizona (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000).
10.41		Interconnection Agreement Between U S West Communications, Inc. and Pac-West Telecomm, Inc. For Colorado dated May 8, 2000 (Incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000).
10.42		Lease Agreement, dated March 8, 2000, by and between Stockton March Partners and Pac-West Telecomm, Inc. for 1776 West March Lane, Stockton, California (Incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000).
10	.43(a)	IRU Agreement, dated June 30, 2000, by and between Qwest Communications Corporation and Pac-West Telecomm, Inc. (Confidential Materials omitted and filed separately with the Securities and Exchange Commission) (Incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000).
10	.43(b)	Amendment No 1 to IRU Agreement dated May 15, 2001, between Pac-West Telecomm, Inc. and Qwest Communications Corporation (Incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000).
10	.43(c)	Amendment No 2 to IRU Agreement dated June 28, 2002, between Pac-West Telecomm, Inc. and Qwest Communications Corporation (Incorporated by reference to Exhibit 10.43(c) to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002).
+10	.44	1998 Griffin Non-Qualified Stock Incentive Plan (Incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).
+10	.45	1998 Bryson Non-Qualified Stock Incentive Plan (Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).
+10	.46	2000 Napa Valley Non-Qualified Stock Incentive Plan (Incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).

Exhibit No.		Description

+10	.47	2000 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).
10.48		Lease Agreement, dated August 29, 2000, by and between Boyd Enterprises Utah, LLC and Pac-West Telecomm, Inc. for 2302 S. Presidents Drive, West Valley City, Utah (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).
+10	.49	Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. Wallace W. Griffin and Pac-West Telecomm, Inc. (Incorporated by reference to exhibit 10.49 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).
+10	.50	Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. John K. La Rue and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).
+10	.51	Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. Richard E. Bryson and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).
+10	.52	Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. Joel A. Effron and Pac-West Telecomm, Inc. (Incorporated by reference to exhibit 10.52 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).
+10	.53	Interconnection Agreement Between Roseville Telephone Company and Pac-West Telecomm, Inc. for the State of California dated September 18, 2000 (Incorporated by reference to exhibit 10.53 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).
+10	.54	Mutual Settlement Agreement, dated November 16, 2000, by and between Mr. Brian K. Johnson and Pac-West Telecomm, Inc. (Incorporated by reference to exhibit 10.54 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).
10.55		Agreement for Local Wireline Network Interconnection and Service Resale Between AT&T Corp. and U S West Communications, Inc. for the State of Idaho dated July 27, 1998 (Incorporated by reference to Exhibit 10.23(c) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
10.56		Letter Agreement between Qwest Corporation (f/k/a U S West Communications, Inc.) and Pac-West Telecomm, Inc. for the State of Idaho, dated October 2, 2000 (Incorporated by reference to Exhibit 10.23(c) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
10.57		Agreement for Local Wireline Network Interconnection and Service Resale Between AT&T Communications of the Mountain States, Inc. and U S West Communications, Inc for the State of Utah, dated June 28, 1998 (Incorporated by reference to Exhibit 10.23(c) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
10.58		Letter Agreement between Qwest Corporation (f/k/a U S West Communications, Inc.) and Pac-West Telecomm, Inc. for the State of Utah, dated October 2, 2000 (Incorporated by reference to Exhibit 10.23(c) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
+10	.59	Severance Agreement, dated September 27, 2001, by and between Mr. Richard Bryson and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
+10	.60	Employment Agreement, dated June 11, 2001, by and between Mr. Henry R. Carabelli and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit No.		Description

+10	.61	Agreement Regarding Change in Employment Status, dated August 1, 2001, by and between John K. La Rue and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
+10	.62	Employment Agreement, dated December 1, 2001, by and between Mr. Wallace W. Griffin and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
+10	.63	Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. H. Ravi Brar and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
+10	.64	Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. John F. Sumpter and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
+10	.65	Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. Gregory Joksch and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
+10	.66	Secured Promissory Note and Executive Stock Pledge Agreements, dated November 30, 2000 and December 20, 2000, between Pac-West Telecomm, Inc. and H. Ravi Brar. (Incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the year ended June 30, 2002).
10.67		Settlement agreement, dated October 29, 2002 by and between Pac-West Telecomm, Inc. and SBC Telecommunications, Inc. (Incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.68		Interconnection Agreement between Pacific Bell Telephone Company d/b/a SBC Pacific Bell Telephone Company and Pac-West Telecomm, Inc. for the State of California dated May 15, 2003. (Incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).
10.69		Interconnection Agreement between Verizon California Inc. and Pac- West Telecomm, Inc. for the State of California dated May 28, 2003. (Incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).
+10	.70	Executive agreement dated as of July 1, 2003, made by and between us and Henry R. Carabelli, Chief Executive Officer. (Incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).
*10	.71	Settlement agreement, dated June 26, 2003 by and between us and SBC Telecommunications, Inc.
10.72		First Supplemental indenture, dated November 25, 2003 by and between us and Wells Fargo Bank Minnesota, N.A. (formerly known as Norwest Bank Minnesota, National Association), as trustee in connection with certain amendments to the Indenture, dated as of January 29, 1999, relating to the Company’s 13.5% Series A and B Senior Notes due 2009. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated November 26, 2003).
10.73		Senior secured promissory note, dated December 19, 2003, between us and Deutsche Bank AG — London acting through DB Advisors, LLC. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 19, 2003).

Exhibit No.		Description

10.74		Warrant to purchase shares of our common stock, dated December 19, 2003 issued to Deutsche Bank AG — London acting through DB Advisors, LLC. (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 19, 2003).
10.75		Registration rights agreement, dated December 19, 2003, between us and Deutsche Bank AG — London acting through DB Advisors, LLC. (Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 19, 2003).
10.76		Guaranty and security agreement, dated December 19, 2003, between us and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 19, 2003).
*+10	.77	Separation agreement dated October 21, 2003 between us and Wallace W. Griffin.
*+10	.78	Performance unit award agreement, dated December 29,2003, between us and Henry R. Carabelli, Chief Executive Officer.
21.1		Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
*23	.1	Consent of KPMG LLP.
*31	.1	Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification by H. Ravi Brar, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification by H. Ravi Brar, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Newly filed with this report

+ Management contract or compensatory plan or arrangement