Form 10-Q
period 2004-03-31
PAC-WEST TELECOMM INC
filed 2004-05-12
CIK 1071598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, the Company had an aggregate of 36,636,181 shares of common stock issued and outstanding.

Pac-West Telecomm, Inc.
Report on Form 10-Q for the Quarterly Period Ended March 31, 2004
Table Of Contents

PART I
ITEM 1. FINANCIAL STATEMENTS

PAC-WEST TELECOMM, INC.
Condensed Consolidated Balance Sheets
(Unaudited in thousands except share and per share data)

                                                             March 31,     December 31,
                                                               2004             2003
                                                           -------------  -------------

                           ASSETS
Current Assets:
   Cash and cash equivalents............................. $      31,971  $      34,657
   Trade accounts receivable, net of allowances of
      $1,510 and $1,560 respectively ....................         9,356          7,713
   Prepaid expenses and other current assets.............         3,549          4,576
   Deferred tax assets...................................            --          3,467
                                                           -------------  -------------
       Total current assets..............................        44,876         50,413
Property and equipment, net..............................       114,949        121,211
Other assets, net........................................         2,888          2,578
                                                           -------------  -------------
         Total assets.................................... $     162,713  $     174,202
                                                           =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable...................................... $       7,759  $       5,854
   Current obligations under capital leases..............         1,173          2,589
   Accrued interest......................................           836          2,096
   Other accrued liabilities ............................        10,571         11,957
   Deferred revenues.....................................           598            594
                                                           -------------  -------------
       Total current liabilities.........................        20,937         23,090
                                                           -------------  -------------
Senior Notes.............................................        36,102         36,102
Notes payable............................................        19,824         18,421
Capital leases, less current portion.....................            93            191
Deferred revenues, less current portion..................           401            467
Deferred income taxes....................................            --          3,467
                                                           -------------  -------------
       Total liabilities.................................        77,357         81,738
                                                           -------------  -------------
Commitments and Contingencies (Note 8)
Stockholders' Equity:
   Common stock, $.001 par value; 100,000,000 shares
       authorized 36,614,306 and 36,590,532 shares issued
       and outstanding, respectively.....................            37             37
   Additional paid-in capital............................       204,471        204,461
   Accumulated deficit...................................      (118,441)      (111,276)
   Deferred stock compensation...........................          (711)          (758)
                                                           -------------  -------------
       Total stockholders' equity........................        85,356         92,464
                                                           -------------  -------------
         Total liabilities and stockholders' equity...... $     162,713  $     174,202
                                                           =============  =============

See accompanying notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Operations
and Comprehensive Loss
(Unaudited in thousands except per share data)

                                                             Three Month Period Ended
                                                                      March 31,
                                                            --------------------------
                                                                2004          2003
                                                            ------------  ------------
Revenues.................................................. $     29,423  $     30,515

Costs and Expenses:
    Network expenses......................................       10,492        10,698
    Selling, general and administrative...................       14,231        15,204
    Depreciation and amortization.........................        9,085        13,866
                                                            ------------  ------------
      Total operating expenses............................       33,808        39,768
                                                            ------------  ------------
        Loss from operations..............................       (4,385)       (9,253)
                                                            ------------  ------------
Other Expense (Income):
    Interest expense, net.................................        2,781         2,990
    Other (income) expense................................           (4)            9
                                                            ------------  ------------
      Total other expense, net............................        2,777         2,999
                                                            ------------  ------------
      Loss before provision (benefit) from income taxes ..       (7,162)      (12,252)
Income tax expense (benefit)..............................            3        (1,928)
                                                            ------------  ------------
        Net loss.......................................... $     (7,165) $    (10,324)
                                                            ============  ============

Basic and diluted loss per share.......................... $      (0.20) $      (0.28)

Basic and diluted weighted average shares outstanding.....       36,608        36,449

Comprehensive loss:
    Net loss.............................................. $     (7,165) $    (10,324)
      Other comprehensive loss............................           --           (92)
                                                            ------------  ------------
      Comprehensive loss.................................. $     (7,165) $    (10,416)
                                                            ============  ============

See accompanying notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

                                                                             Three Month Period Ended
                                                                                      March 31,
                                                                            ----------------------------
                                                                               2004           2003
                                                                            -------------  -------------
Operating activities:
    Net loss.............................................................. $      (7,165) $     (10,324)
    Adjustments to reconcile net income loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization.....................................         9,085         13,866
        Amortization of deferred financing costs..........................           168            105
        Amortization of discount on notes payable.........................         1,255             --
        Amortization of deferred stock compensation.......................            46             --
        Provision for doubtful accounts...................................            48            (11)
        Deferred income taxes.............................................            --         (2,008)
        Net (gain) loss on disposal of property...........................            (4)             9
        (Increase) decrease  in other assets..............................           (19)           202
        Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable......................        (1,585)           798
          Decrease (increase) in prepaid expenses and other current assets         1,029           (760)
          Increase (decrease) in accounts payable.........................         2,432         (1,075)
          Decrease in accrued interest....................................        (1,093)        (3,144)
          (Decrease) increase in accrued payroll and related
            expenses and other liabilities................................        (4,150)           140
                                                                            -------------  -------------
           Net cash provided by (used in) operating activities............            47         (2,202)
                                                                            -------------  -------------
Investing activities:
    Purchase of property and equipment....................................          (689)        (1,482)
    Proceeds from disposal of property and equipment......................           103             20
    Redemptions of short-term investments, net............................            --         25,113
    Acquisitions..........................................................          (576)            --
                                                                            -------------  -------------
          Net cash (used in) provided by investing activities.............        (1,162)        23,651
                                                                            -------------  -------------
Financing activities:
    Net proceeds from borrowings under notes payable......................            --             45
    Repayments of notes payable...........................................            (3)            --
    Proceeds from the issuance of common stock............................            10             19
    Principal payments on capital leases..................................        (1,514)        (1,683)
    Payments for deferred financing costs.................................           (64)            --
                                                                            -------------  -------------
           Net cash used in financing activities..........................        (1,571)        (1,619)
                                                                            -------------  -------------
           Net (decrease) increase in cash and cash equivalents...........        (2,686)        19,830
Cash and cash equivalents:
    Beginning of period...................................................        34,657         28,050
                                                                            -------------  -------------
    End of period......................................................... $      31,971  $      47,880
                                                                            =============  =============
Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest................................................ $       2,492  $       6,463
    Non cash investing activities:
    Deferred payments on equipment acquisitions........................... $       2,167  $          --

See accompanying notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004

The terms "the Company," "Pac-West," "we," "our," "us," and similar terms used in this Form 10-Q, refer to Pac-West Telecomm, Inc.

  Organization and Basis of Presentation:

  The Company is a high-value independent broadband provider of integrated business solutions within its target markets. The Company's customers include Internet service providers and enhanced communications service providers, collectively referred to as service providers (SPs), and the business enterprise market, many of which are communications-intensive users.

  These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (US GAAP) for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods indicated, have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and notes required by US GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004.

  These unaudited condensed consolidated financial statements include the results of operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentations.

  Stock Based Compensation:

  The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees" for its stock based compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", to disclose pro forma information regarding options granted to its employees based on specified valuation techniques that produce estimated compensation charges. If compensation expense for our stock-based compensation plans had been determined in accordance with the fair value as prescribed in SFAS 123, the Company's net loss per share for the quarters ended March 31, 2004 and 2003, respectively would have been as follows (in thousands except per share amounts):

                                                         2004       2003
                                                     ---------  ---------
   Net loss as reported........................... $   (7,165)$  (10,324)
   Total stock-based employee compensation included in
   reported net loss, net of tax..................         46         --
   Total stock-based employee compensation determined
   under the fair value based method..............       (711)      (663)
                                                     ---------  ---------
   Pro forma...................................... $   (7,830)$  (10,987)

Basic net loss per common share
   As reported.................................... $    (0.20)$    (0.28)
   Pro forma...................................... $    (0.21)$    (0.30)
Diluted net loss per common share
   As reported.................................... $    (0.20)$    (0.28)
   Pro forma...................................... $    (0.21)$    (0.30)

  The Company uses the Black-Scholes option-pricing model to derive the theoretical fair value of employee stock option grants. The Black- Scholes model pro forma fair value information should be interpreted solely as an approximation, as opposed to a representation, of what pro forma net loss would have been if the Company had expensed the fair value of options issued to employees. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions in the quarters ended March 31, 2004 and 2003, respectively:

                                     2004      2003
                                 --------- ---------

Risk-free interest rate........      2.59%    2.55%
Expected volatility............       115%      100%
Expected dividend yield........        --        --
Expected life..................    4 years   4 years
Fair value of options granted.. $    1.73 $    0.38
  Concentration of Customers and Suppliers:

  During the quarter ended March 31, 2004 revenues from three customers accounted for 17.9%, 7.3% and 20.5% of revenues, respectively. During the quarter ended March 31, 2003 these same three customers accounted for 18.2%, 10.8% and 15.8% of revenues, respectively. During each of the quarters ended March 31, 2004 and 2003 no other customer accounted for more than 10.0% of total revenues. As of March 31, 2004 accounts receivable from two customers represented 17.3% and 14.1% of trade accounts receivable. At December 31, 2003 accounts receivable from no customer represented more than 10% of trade accounts receivable. In the quarters ended March 31, 2004 and 2003, the Company's largest source of operating costs was from one incumbent local exchange carrier, which represented 39.7% and 44.2% of the Company's network expenses, respectively.

  Restructuring Charges:

  A summary of the restructuring expenses and the associated remaining liability pertaining to the Company's 2001 and 2002 restructurings, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2004, consist of the following (in thousands):

                                             Remaining                                             Balance of
                                          Restructuring  Additional                             Restructuring
                                           Liability    Restructuring                             Liability
                                             as of        Expense      Non-Cash       Cash          as of
                                          Dec. 31, 2003   Incurred      Charges     Payments    Mar. 31, 2004
                                          ------------  ------------  -----------  -----------  -------------
Rent expense for vacated premises....... $      2,989  $         --  $        --  $      (172) $       2,817
Circuit obligations.....................        1,547            --           --         (310)         1,237
Other charges...........................            6            --           --           --              6
                                          ------------  ------------  -----------  -----------  -------------
                                         $      4,542  $         --  $        --  $      (482) $       4,060
                                          ============  ============  ===========  ===========  =============

  The amount of the reserve for vacated premises is equal to the monthly lease payment of the unoccupied space multiplied by the remaining months on the lease. The final cash payment to be recorded against the restructuring reserve is currently expected to occur in March 2010.

  Income Taxes:

  The Company's effective income tax rate for the quarters ended March 31, 2004 and 2003 was 0.0% and 15.7%, respectively.

  Comprehensive Loss:

  For the quarters ended March 31, 2004 and 2003, there was $0 and $92,000, respectively, of other comprehensive loss pertaining to net unrealized investment losses on available-for-sale marketable securities.

  Property and Equipment:

  During the quarter ended March 31, 2003, the Company changed its accounting estimates related to depreciation. The Company reduced the useful life for phone equipment provided to customers and computer hardware from 5 years to 3 years and extended the useful life of some leasehold improvements from 10 years to up to 20 years. As a result of the change, the Company incurred additional depreciation in the first quarter, which increased pretax loss for the quarter ended March 31, 2003 by $1.6 million or $0.04 per diluted share.

  The Company reclassified $0.3 million related to a technology lease from depreciation expense to selling, general and administrative expenses for the quarter ended March 31, 2003. In management's opinion, the present classification more accurately presents the nature of the related expense in the Company's income statement based on the underlying transaction.

  Commitments and Contingencies:

  During the quarter ended March 31, 2004 the Company continued to make the required modifications to its network as required under the terms of an interconnection agreement with SBC California (SBC), which was modified by the California Public Utilities Commission on May 8, 2003.

  There have been no material developments in the litigation previously reported in the Company's Annual Report on Form 10-K for the period ended December 31, 2003 as filed with the SEC on March 30, 2004. From time to time, the Company is a party to litigation that arises in the ordinary course of business. The Company believes that the resolution of this litigation, and any other litigation the Company may be involved with in the ordinary course of business, will not materially harm its business, financial condition or results of operations.

  Related Party Transactions:

  Bay Alarm (a significant stockholder of the Company) and its subsidiary, InReach Internet, LLC, are collectively a customer of the Company, comprising approximately 1.3%, or $394,000 and $398,000 of the Company's total revenues for the quarters ended March 31, 2004 and 2003, respectively. As of both March 31, 2004 and December 31, 2003 the Company had amounts receivable from Bay Alarm of $8,000. These amounts are included in trade accounts receivable, net, in the accompanying condensed consolidated balance sheets.

  Bay Alarm provides the Company with security monitoring services at its normal commercial rates. The Company has recorded approximately $10,000 and $20,000 of expenses for these services for the quarters ended March 31, 2004 and 2003, respectively. The Company also leases a facility in Oakland from Bay Alarm. Rents paid under this lease were approximately $97,000 and $81,000 for the quarters ended March 31 2004 and 2003, respectively. All expenses paid to Bay Alarm are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

  Debt and interest expense, net:

  At March 31, 2004 and December 31, 2003 long-term debt and capital lease obligations consist of the following (in thousands):

                                        2004        2003
                                      ---------   ---------
Senior Notes.........................$  36,102  $   36,102
Senior Secured Note...................  19,791      18,369
Capital lease obligation..............   1,266       2,780
Notes Payable.........................      33          52
Less current portion of capital lease.  (1,173)     (2,589)
                                      ---------   ---------
                                     $  56,019  $   54,714
                                      =========   =========

  The Senior Notes of which there is $36.1 million in principal amount outstanding at March 31, 2004, mature on February 1, 2009 and bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009.

  The Senior Secured Note, which was initially issued in the principal amount of $40.0 million accrues interest at a rate of LIBOR plus 0.5% (1.6% at March 31, 2004), and matures in December 2006. Accrued interest on the Senior Secured Note is payable quarterly in cash, or at the Company's option, may be capitalized and added to outstanding principal. The maturity date of the Senior Secured Note will be automatically extended to coincide with any extension of the expiration date of the warrants, which is extendable for up to an additional 18 months at the option of Deutsche Bank. Under the terms of the guaranty and security agreement related to the Senior Secured Note, the Company granted Deutsche Bank a security interest in substantially all of its assets and agreed to certain covenants including limitations on its ability to incur additional indebtedness, incur liens, sell assets and pay dividends. In accordance with the terms of the Senior Secured Note, during the quarter ended March 31, 2004 the Company elected to capitalize and add to principal interest of approximately $0.2 million.

  Interest expense, net for the quarters ended March 31, 2004 and 2003 was as follows (in thousands):

                                                 2004        2003
                                               ---------   ---------
Interest on Senior Notes......................$   1,232  $    3,210
Accreted discount on Senior Secured Note.......   1,255          --
Amortization of deferred financing costs.......     168         105
Other interest expense.........................     167          43
Less Interest income...........................     (41)       (368)
                                               ---------   ---------
                                              $   2,781  $    2,990
                                               =========   =========
  Acquisition of Sentient Group, Inc.:

  During the first quarter of 2004 the Company completed its acquisition of the assets and certain of the liabilities of Sentient Group, Inc., a small provider of fully hosted, managed voice and data services for business communications. The acquisition has been accounted for as a purchase and, accordingly, the total estimated purchase price has been allocated to the tangible and intangible assets acquired based on their respective fair values on the acquisition date. The excess of the estimated cash purchase price of $576,000 over the fair value of tangible and intangible net assets acquired was recorded as Goodwill and is included in Other assets, net in the condensed consolidated balance sheet.

  Subsequent Events:

  In May 2004 the Company completed financing agreements for various network equipment with Cisco Systems, Inc. These financing agreements total $3.1 million for equipment and maintenance up to a 36-month period. Additionally the Company announced in April 2004 the selection of its new soft switch provider, Tekelec. The estimated installation date of the new switch is no later than the first quarter of 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks. In this Quarterly Report on Form 10-Q, our use of the words "outlook," "expect," "anticipate," "estimate," "forecast," "project," "likely," "objective," "plan," "designed," "goal," "target," and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important risk factors that are described in our Annual Report on Form 10-K for the period ended December 31, 2003, as filed with the SEC on March 30, 2004, which may be revised or supplemented in subsequent reports filed by us with the SEC. Such risk factors include, but are not limited to: our substantial indebtedness; an inability to generate sufficient cash to service our indebtedness; regulatory and legal uncertainty with respect to intercarrier compensation payments received by us; the declining rate at which intercarrier compensation payments are determined; the inability to expand our business as a result of the unavailability of funds to do so; adverse affects on our operations as a result of covenants in agreements related to our borrowings; the loss of key executive officers could negatively impact our business prospects; and our principal competitors for local services and potential additional competitors have advantages that may adversely affect our ability to compete with them.

Introduction

We are a high-value, independent broadband provider of integrated communications services within our target markets. Our customers include Internet service providers and enhanced communications service providers, collectively referred to as service providers, or SPs, and the business enterprise market (enterprise), many of which are communications- intensive users.

We built our facilities-based network to capitalize on the significant growth in Internet usage and in the related demand for local telephone service by SPs, as well as the increasing demand of enterprises for customized and integrated voice and data communications services. We believe the statewide footprint of our network, which encompasses all of the major metropolitan areas of California, provides us with a competitive advantage over incumbent local exchange carriers (ILECs), and other competitive local exchange carriers (CLECs), particularly for SPs. Our ubiquitous network in California enables SPs to provide their business and residential customers with access to Internet, paging and other data and voice services from almost any point in the state through a local call. We believe the breadth of our product offerings and the structure of our network enable us to generate high network utilization and strong gross profit margins.

For the quarters ended March 31, 2004 and 2003, we had net revenues of approximately $29.4 million and $30.5 million, respectively. Operating expenses for the quarters ended March 31, 2004 and 2003 were $33.8 million and $39.8 million, respectively. Net loss for the quarters ended March 31, 2004 and 2003 was $(7.2) million and $(10.3) million, respectively.

Earnings before interest, net, income taxes, depreciation and amortization (EBITDA) for the quarters ended March 31, 2004 and 2003 was $4.7 million and $4.6 million, respectively. Although EBITDA is not a measure of financial performance under generally accepted accounting principles, we believe EBITDA is a common measure used by analysts and investors to evaluate our capacity to meet our obligations. We also use EBITDA as an internal measurement tool and accordingly, we believe that the presentation of EBITDA provides useful and relevant information. The tables below reconcile EBITDA to net cash provided by (used in) operating activities for the quarters ended March 31, 2004 and 2003 (in thousands):

                                                                  2004          2003
                                                              ------------  ------------
                                                              (unaudited)   (unaudited)
    EBITDA                                                   $      4,704  $      4,604
    Change in operating assets and liabilities..............       (1,970)       (3,827)
    Interest expense, net...................................       (2,781)       (2,990)
    Allowance for doubtful accounts receivable..............           48            11
    Amortization of deferred stock compensation.............           46            --
                                                              ------------  ------------
      Net cash provided by (used in) operating activities... $         47  $     (2,202)
                                                              ============  ============

In December 2003, we successfully completed an important financing transaction which permitted us to reduce our debt level and cash interest expense. In particular, on December 19, 2003, we sold to Deutsche Bank AG - New York, acting through DB Advisors, LLC, as investment advisor, (Deutsche Bank), a Senior Secured Note in the principal amount of $40.0 million, which we refer to as the Senior Secured Note, and warrants to purchase up to 26,666,667 shares of our common stock at an exercise price of $1.50 per share. Under the terms of the guaranty and security agreement related to the Senior Secured Note, we granted Deutsche Bank a security interest in substantially all of our assets and agreed to certain covenants including limitations on our ability to incur additional indebtedness, incur liens, sell assets and pay dividends.

We derive our revenues from monthly recurring charges, usage charges and amortization of initial non-recurring charges. We provide services to both retail and wholesale customers. Monthly recurring charges include the fees paid by customers for lines in service and additional features on those lines, as well as equipment collocation services. Usage charges consist of fees paid by end users for each call made, fees paid by our customers as intercarrier compensation for completion of their customers' calls through our network, and access charges paid by carriers for long distance traffic terminated on our network. Initial non-recurring charges consist of fees paid by end users for the installation of our service. These payments and related costs up to the amount of revenues are recognized as revenue and expense ratably over the term of the service contracts, which is generally 24 to 36 months. We recognize revenue when there is persuasive evidence of an arrangement, delivery of the product or performance of the service has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.

We have carrier customers who pay us to terminate their originating call traffic on our network. These carrier customers are renting the use of our network to complete calls for their own customers. These payments consist of transit traffic and other intercarrier compensation payments, collectively referred to as intercarrier compensation and meet point, which we refer to as switched access. Intercarrier compensation payments are a function of the number of calls we terminate, the minutes of use associated with such calls and the rates we are compensated at by the ILECs. Intercarrier compensation payments have historically been a significant portion of our revenues, as they are for most other local carriers. In particular, intercarrier compensation payments accounted for 27.2%, and 30.8% of our total revenues for the quarters ended March 31, 2004 and 2003, respectively. As a result, the failure, for any reason, of one or more ILECs from which we ordinarily receive intercarrier compensation payments to make all or a significant portion of such payments would adversely affect our financial results.

Our right to receive intercarrier compensation payments from ILECs, as well as the right of other CLECs to receive such payments is the subject of numerous regulatory and legal challenges. For example, in 2003, Verizon and SBC attempted to adopt the Federal Communications Commission's, or FCC's, Intercarrier ISP Compensation Order. The FCC ISP order introduced a series of declining intercarrier compensation pricing tiers for certain locally- dialed minutes of use, at rates starting below the rates previously negotiated in our interconnection agreements (ICAs) with both carriers. The lowest pricing tier specified by the FCC ISP order was reached on June 15, 2003, will remain in effect until such time that a replacement FCC order may become effective. Additionally, the FCC ISP order introduced arbitrary annual growth limits on compensable minutes of use subject to the FCC's plan based on the composition and balance of traffic between carriers. During the later months of 2003, Verizon and SBC commenced withholding of intercarrier compensation payments based on their interpretation of the growth cap formula. We expect that SBC and Verizon may also withhold intercarrier compensation payments in 2004 and beyond once we have exceeded their calculation of the growth cap. We do not believe that there will be any direct impact on us in the foreseeable future from a March 2004 U.S. Court of Appeals ruling overturning portions of an FCC Order relating to the telephone competition policy rules on UNE-P.

As technology continues to evolve with the corresponding development of new products and services, there is no guarantee we will retain our customers with our existing product and service offerings or with any new products or services we may develop in the future. While the demand for Internet access in our target markets continues to grow, the demand for dial-up Internet access has slowed in recent years and may decline in the future. The introduction of broadband and Voice over Internet Protocol (VoIP) could further affect the growth of our existing dial-up access to the Internet and our switched local and long-distance voice products. VoIP utilizes high-speed data networks rather than traditional phone lines to complete calls, offering customers enhanced functionality and potential cost savings over traditional carrier networks. VoIP services are rapidly gaining momentum in the enterprise market as the quality and reliability continue to improve and broadband becomes more affordable. In this regard, in the fourth quarter of 2003, we entered into a joint operating agreement with Sentient Group, Inc. (Sentient) to jointly develop opportunities for the application of VoIP services to the enterprise market, and in the first quarter of 2004 we acquired substantially all of the assets, and assumed certain specified liabilities of Sentient. We also announced in May 2004, a partnership with Level 3 Communications, Inc. We are hopeful that this partnership may further accelerate our ability to deliver VoIP services to customers both within and outside of our western U.S. footprint. Our VoIP solution, called VoIPpro, offers a complete suite of Internet applications and enhanced functionality with circuit-switched technology. We believe that VoIPpro enables geographically dispersed companies to cost-effectively connect multiple locations and teleworkers.

Regulatory uncertainty and competition in the communication services market has resulted in the consolidation of CLECs, a trend we expect to continue. In order to grow our business and better serve our customers, we continue to consider new business models and strategies, including potential acquisitions or new business lines. We believe that our ubiquitous network will enable us to successfully compete in the future, but we cannot guarantee that we will be able to sustain continued growth.

Results of Operations

Quarter Ended March 31, 2004 Compared to the Quarter Ended March 31, 2003

The following tables summarize the unaudited results of operations as a percentage of revenues for the quarters ended March 31, 2004 and 2003. The following data should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report:

                                                        2004          2003
                                                    ------------  ------------
                                                    (unaudited)   (unaudited)
Consolidated Statements of Operations Data:

Revenue...........................................        100.0%       100.0%
Network expenses..................................         35.7%        35.1%
Selling, general and administrative expenses......         48.4%        49.8%
Depreciation and amortization expenses............         30.9%        45.4%
Loss from operations..............................        (14.9)%       (30.3)%
Net loss..........................................        (24.4)%       (33.8)%

Our significant revenue components and operational metrics for the quarters ended March 31, 2004 and 2003 are as follows:

Revenues (millions):                                    2004          2003        % Change
                                                    ------------  ------------  ------------
                                                    (unaudited)   (unaudited)

Intercarrier compensation......................... $        8.0  $        9.4         (14.9)%
Direct billings to SP customers...................         11.1          10.3           7.8
Direct billings to enterprise customers...........          4.7           3.6          30.6
Outbound local and long distance..................          2.9           3.2          (9.4)
Dedicated transport...............................          1.0           1.8         (44.4)
Switched access...................................          1.5           1.7         (11.8)
Other.............................................          0.2           0.5         (60.0)
                                                    ------------  ------------
Total revenues.................................... $       29.4  $       30.5          (3.6)%
                                                    ============  ============

Operational metrics:
DS-0 equivalent lines in service .................      407,394       337,294          20.8%
Minutes of use (in billions) .....................         11.3           9.4          20.2%

Consolidated revenues decreased 3.6% to $29.4 million in the quarter ended March 31, 2004 from $30.5 million during the same period in 2003. This decrease in revenues is primarily the result of a decrease of $1.4 million in intercarrier compensation revenue and a decrease of $0.8 million in dedicated transport revenues, partially offset by increases in direct billings to enterprise and SP customers.

The total lines in service increased by 70,100 or 20.8% to 407,394 at March 31, 2004 from 337,294 lines as of March 31, 2003. Billable minutes of use increased 20.2% to 11.3 billion in the quarter ended March 31, 2004 from 9.4 billion during the same period in 2003.

The following table describes the main components of our intercarrier compensation revenue for the quarters ended March 31. 2004 and 2003 (in thousands except minutes of use):

                                                                           2004        2003    % change
                                                                         ---------   --------- ---------
                                                                         (unaudited) (unaudited)

Minutes of use subject to intercarrier compensation revenue (billions)       11.0         9.2      19.6%
Average intercarrier compensation per minute of use................... $   0.0007  $   0.0010     (28.8)
                                                                         ---------   --------- ---------
Intercarrier compensation revenue..................................... $    8,009  $    9,402     (14.8)%
                                                                         =========   ========= =========

Direct billings to SP customers increased 7.8% to $11.1 million in the quarter ended March 31, 2004 from $10.3 million during the same period in 2003. While lines in service to this market increased to 340,765 lines at March 31, 2004 from 278,405 at March 31, 2003, an increase in lines of 62,360, or 22.4%, revenue per line decreased in response to on-going competitive pressure on pricing.

Direct billings to enterprise customers increased 30.6% to $4.7 million in the quarter ended March 31, 2004 from $3.6 million during the same period in 2003. This increase was primarily due to a change in the mix of products sold combined with an increase in lines in service to 66,629 lines at March 31, 2004 from 58,889 at March 31, 2003, an increase of 7,740, or 13.1%.

Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased 9.4% to $2.9 million in the quarter ended March 31, 2004 from $3.2 million during the same period in 2003. This decline in revenue was principally due to a 19.6% rate per minute decreases resulting from the highly competitive nature of this market.

Dedicated transport revenues decreased 44.4% to $1.0 million in the quarter ended March 31, 2004 from $1.8 during the same period in 2003 primarily because of reduced service levels. Switched access revenues decreased 11.8% to $1.5 million in the quarter ended March 31, 2004 from $1.7 million during the same period in 2003 primarily due to lower rates per minute of use.

The significant costs and expenses for the quarters ended March 31, 2004 and 2003 are as follows:

Costs and expenses (in millions):                       2004          2003        % Change
                                                    ------------  ------------  ------------
                                                    (unaudited)   (unaudited)

Network expenses.................................. $       10.5  $       10.7          (1.9)%
Selling, general and administrative...............         14.2          15.2          (6.6)
Depreciation and amortization.....................          9.1          13.9         (34.5)
                                                    ------------  ------------
Total costs and expenses.......................... $       33.8  $       39.8         (15.1)%
                                                    ============  ============

Consolidated network expenses remained relatively constant with a decrease of 1.9% to $10.5 million in the quarter ended March 31, 2004 from $10.7 million during the same period in 2003. This decrease was achieved in spite of a 20.2% increase in minutes of use largely due to increased network efficiency. Although we continue to look for ways to optimize our network, we cannot guarantee that our network expenses will continue to decline in the future as we experience growth in network operations associated with a higher level of telecommunications activity.

Consolidated selling, general and administrative expenses decreased 6.6% to $14.2 million in the quarter ended March 31, 2004 from $15.2 million during the same period in 2003. The decrease is primarily the result of decreases in maintenance expenses incurred on our network equipment and personnel costs incurred in the quarter ended March 31, 2003 that were not repeated in 2004. Selling, general and administrative expenses were 48.4% and 49.8% of revenues for the quarters ended March 31, 2004 and 2003, respectively.

Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on average asset lives, recognition of technological advancements and understanding of business strategy. Consolidated depreciation and amortization expense decreased 34.5% to $9.1 million in the quarter ended March 31, 2004 from $13.9 million during the same period in 2003. The decrease in depreciation and amortization expense is primarily due to the change in estimated useful lives of certain assets, which we made in January 2003. This adjustment resulted in additional depreciation expense of approximately $2.5 million in the quarter ended March 31, 2003.

Consolidated loss from operations improved 52.7% to $(4.4) million in the quarter ended March 31, 2004 from $(9.3) million during the same period in 2003 primarily due to the factors discussed in the preceding paragraphs.

Consolidated interest expense, net decreased 6.7% to $2.8 million in the quarter ended March 31, 2004 from $3.0 million during the same period in 2003. In December 2003, we successfully completed a financing transaction, which permitted us to reduce our debt level. The resulting decrease in interest expense of $0.6 million in the quarter ended March 31, 2004 compared to the same period in 2003 was partially offset by decreased interest income. We incurred interest expense of approximately $1.3 million related to the accretion of the discount on our Senior Secured Note during the quarter ended March 31, 2004. Amortization of deferred financing costs included in interest expense was $0.2 million and $0.1 million in the quarters ended March 31, 2004 and 2003, respectively.

For the quarters ended March 31, 2004 and 2003, our effective income tax rate was 0.0% and 15.7%, respectively.

Consolidated net loss improved 30.1% to $(7.2) million in the quarter ended March 31, 2004 from $(10.3) million during the same period in 2003 primarily due to the factors discussed in the preceding paragraphs.

Quarterly Operating and Statistical Data:

The following table sets forth unaudited statistical data for each of the specified quarters of 2004 and 2003. The operating and statistical data for any quarter are not necessarily indicative of results for any future period.

                                                         Quarter Ended
                                     -----------------------------------------------------
                                       2004                         2003
                                     -----------------------------------------------------
                                     March 31,   Dec 31,   Sept. 30,  June 30,   March 31,
                                     ---------  ---------  ---------  ---------  ---------
                                                           (unaudited)
Ports equipped.....................   998,400    998,400    998,400    998,400    940,800
Lines in service to date...........   407,394    428,192    425,070    403,751    337,294
Quarterly minutes of use
 switched (in millions)............    11,263     11,077     11,189     10,030      9,394
Capital expenditures
 (in thousands).................... $     689  $   1,046  $   1,504  $   1,713  $   1,482
Employees..........................       389        372        371        402        402

Liquidity and Capital Resources:

Sources and use of cash. At March 31, 2004 cash and short term investments decreased $2.7 million to $32.0 million from $34.7 million at December 31, 2003. The decrease was primarily due to the payment of the semi-annual interest payments on our 13.5% Senior Notes and the acquisition of the assets and certain of the liabilities of Sentient.

Net cash used in operating activities was $0.0 million for the quarter ended March 31, 2004 as compared to $2.2 million for the same period ended in 2003. This improvement was primarily because of the improvements in loss from operations in 2004 as described in "Results of Operations" above.

Net cash used in investing activities was $1.2 million for the quarter ended March 31, 2004 compared to net cash provided by investing activities of $23.7 million during the same period in 2003. We did not redeem any short-term investments in the quarter ended March 31, 2004 whereas we redeemed $25.2 million of short-term investments in the same period in 2003. Purchases of property and equipment decreased to $0.7 million during the quarter ended March 31, 2004 as compared to $1.5 million during the same period in 2003.

Net cash used in financing activities was $1.6 million in both the quarters ended March 31, 2004 and 2003. The primary financing activity was capital lease payments of $1.5 million and $1.7 million in the quarters ended March 31, 2004 and 2003, respectively.

Cash requirements. The telecommunications service business is capital intensive. Our operations have required substantial capital investment for the design, acquisition, construction and implementation of our network. With the recent advancements in switch technology, we are currently investigating our options for the deployment of our first next generation network switch, which represents the latest technological improvements in switch capacity and configuration, sometime during 2004. In April 2004, we announced that we had selected Tekelec, a leading developer of telecommunications products for next-generation fixed, mobile, and packet networks, as our switching and signaling supplier. In addition we completed a modem replacement program in the first quarter of 2004, which we expect will provide us with increased operational efficiencies. We continue to seek further ways to enhance our infrastructure in 2004 and beyond. These projects and our business plan, as currently contemplated, anticipates capital expenditures, excluding acquisitions, of approximately $12 million in 2004. However, the actual cost of capital expenditures during 2004 will depend on a variety of factors. Accordingly, our actual capital requirements may exceed, or fall below, the amount described above.

During the normal course of business, we may enter into agreements with some suppliers, which allow these suppliers to have equipment or inventory available for purchase based upon criteria as defined by us. As of March 31, 2004, we did not have any material future purchase commitments to purchase equipment from any of our vendors.

Debt outstanding. At March 31, 2004 and December 31, 2003 long-term debt and capital lease obligations consist of the following (in thousands):

                                                 2004        2003
                                               ---------   ---------
Senior Notes..................................$  36,102  $   36,102
Senior Secured Note............................  19,791      18,369
Capital lease obligation.......................   1,266       2,780
Notes Payable..................................      33          52
Less current portion of capital lease..........  (1,173)     (2,589)
                                               ---------   ---------
                                              $  56,019  $   54,714
                                               =========   =========

The Senior Notes of which there is $36.1 million in principal amount outstanding at March 31, 2004 of bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009.

The Senior Secured Note, which was initially issued in the principal amount of $40.0 million accrues interest at a rate of LIBOR plus 0.5% (1.6% at March 31, 2004), and matures in December 2006. Accrued interest on the Senior Secured Note is payable quarterly in cash, or at the Company's option, may be capitalized and added to outstanding principal. The maturity date of the Senior Secured Note will be automatically extended to coincide with any extension of the expiration date of the warrants, which is extendable for up to an additional 18 months at the option of Deutsche Bank. Under the terms of the guaranty and security agreement related to the Senior Secured Note, the Company granted Deutsche Bank a security interest in substantially all of its assets and agreed to certain covenants including limitations on its ability to incur additional indebtedness, incur liens, sell assets and pay dividends. In accordance with the terms of the Senior Secured Note, during the quarter ended March 31, 2004 the Company elected to capitalize and add to principal interest of approximately $0.2 million.

Future uses and sources of cash. Our principal sources of funds for 2004 are anticipated to be current cash and short-term investment balances and cash flows from operating activities. We may also obtain one or more lease or lines of credit in 2004. However there can be no assurance that we will obtain these additional lines of credit or leases or that such lines of credit or leases will be entered into at favorable interest rates. We believe that our existing sources of funds will provide us with sufficient liquidity and capital resources for us to fund our business plan for the next 12 months. No assurance can be given, however, that this will be the case. As currently contemplated, we expect to fund, among other things:

  interest payments of approximately $5 million assuming an interest rate of 2% on our Senior Secured Note and our expected election to defer quarterly interest payments;

  anticipated capital expenditures of approximately $12 million; and

  capital lease payments (including interest) of approximately $1 million.

The foregoing statements do not take into account (i) acquisitions, which, if made, are expected to be funded through a combination of cash and equity (ii) the repurchase of any of our remaining outstanding Senior Notes or (iii) changes in interest rates. Depending upon our rate of growth and profitability, among other things, we may require additional equity or debt financing to meet our working capital requirements or capital needs. There can be no assurance that additional financing will be available when required, or, if available, will be on terms satisfactory to us. Key factors which could affect our liquidity include:

  future demand of our services;

  financial stability of our customers;

  outcomes of regulatory proceedings involving intercarrier compensation;

  capital expenditures;

  debt payments;

  capital lease repayments; and

  interest expense on debt.

The guaranty and security agreement related to the Senior Secured Note contains various covenants, which among other things restrict our ability to borrow future amounts, early repay future borrowings and restrict our ability to pay dividends or repurchase our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At March 31, 2004, we had an outstanding $40.0 million principal amount of Senior Secured Notes payable. These notes are at a rate of LIBOR plus 0.5%, which was 1.6% at March 31, 2004. A hypothetical 1% point increase in short-term interest rates would reduce the annualized income before tax by approximately $0.4 million as a result of higher interest expense.

Additionally, we are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. Substantially all of our investments are in cash equivalents with original maturities of less than three months. Currently this reduces our exposure to long-term interest rate changes. A hypothetical 1% decrease in short-term interest rates would reduce the annualized pretax interest income on our $32.0 million cash and cash equivalents at March 31, 2004 by approximately $0.3 million.

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

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 8 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Operations-Revenues" for a description of certain legal proceedings involving the Company.

ITEM 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

10.79 Network interconnection agreement, dated February 9, 2004 between us and Cox Arizona Telcom, LLC.

31.1 Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by H. Ravi Brar, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by H. Ravi Brar, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

On February 19, 2004, we filed pursuant to Item 5 of Form 8-K a copy of our press release issued on February 19, 2004, announcing the acquisition of Sentient Group, Inc.

On February 19, 2004, we furnished pursuant to Item 12 of Form 8-K a copy of our press release issued on February 19, 2004, announcing our financial results for the periods ended December 31, 2003.

Note: ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2004.

PAC-WEST TELECOMM, INC.

/s/ Henry R. Carabelli
Henry R. Carabelli
President and Chief Executive Officer

/s/ H. Ravi Brar
H. Ravi Brar
Chief Financial Officer