Form 10-Q
period 2004-06-30
PAC-WEST TELECOMM INC
filed 2004-08-10
CIK 1071598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

As of July 30, 2004, the Company had an aggregate of 36,678,106 shares of common stock issued and outstanding.

PAC-WEST TELECOMM, INC.

Report on Form 10-Q For the Quarterly Period Ended June 30, 2004

PART 1
ITEM 1. FINANCIAL STATEMENTS

PAC-WEST TELECOMM, INC.
Condensed Consolidated Balance Sheets
(In thousands except share and per share data)

                                                              June 30, 2004   December 31,
                                                               (Unaudited)       2003
                                                              -------------  -------------

                           ASSETS

Current Assets:
Cash and cash equivalents................................... $      20,648  $      34,657
Short-term investments......................................        11,659             --
Trade accounts receivable, net of allowances of
   $1,523 and $1,560 respectively ..........................         9,508          7,713
Prepaid expenses and other current assets...................         4,308          4,576
Deferred tax assets.........................................            --          3,467
                                                              -------------  -------------
    Total current assets....................................        46,123         50,413
Property and equipment, net.................................       110,422        121,211
Other assets, net...........................................         3,728          2,578
                                                              -------------  -------------
    Total assets............................................ $     160,273  $     174,202
                                                              =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable............................................ $       6,930  $       5,854
Current portion, notes payable and capital leases...........         2,483          2,606
Accrued interest............................................         2,172          2,096
Other accrued liabilities ..................................        11,297         12,534
                                                              -------------  -------------
    Total current liabilities...............................        22,882         23,090
Senior Notes................................................        36,102         36,102
Notes payable, less current portion.........................        23,903         18,421
Capital leases, less current portion........................           871            191
Deferred revenues, less current portion.....................           400            467
Deferred income taxes.......................................            --          3,467
                                                              -------------  -------------
    Total liabilities.......................................        84,158         81,738
                                                              -------------  -------------
Commitments and Contingencies (Note 8)
Stockholders' Equity:
Common stock, $.001 par value; 100,000,000 shares
    authorized 36,678,106 and 36,590,532 shares issued
    and outstanding at June 30 and December 31, respectively            37             37
Additional paid-in capital..................................       204,406        204,461
Accumulated deficit.........................................      (127,546)      (111,276)
Accumulated other comprehensive loss........................          (120)            --
Deferred stock compensation.................................          (662)          (758)
                                                              -------------  -------------
    Total stockholders' equity..............................        76,115         92,464
                                                              -------------  -------------
    Total liabilities and stockholders' equity.............. $     160,273  $     174,202
                                                              =============  =============

See notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Operations
and Comprehensive (Loss) Income
(Unaudited in thousands except per share data)

                                                     Three Months Ended            Six Months Ended
                                                            June 30,                    June 30,
                                                    --------------------------  --------------------------
                                                        2004          2003          2004          2003
                                                    ------------  ------------  ------------  ------------
Revenues.......................................... $     27,837  $     45,723  $     57,260  $     76,238

Costs and Expenses:
    Network expenses..............................       11,148         7,005        21,640        17,703
    Selling, general and administrative...........       14,299        14,251        28,530        29,455
    Depreciation and amortization.................        8,130        10,184        17,215        24,050
    Restructuring charges.........................          379           125           379           125
                                                    ------------  ------------  ------------  ------------
      Total operating expenses....................       33,956        31,565        67,764        71,333
                                                    ------------  ------------  ------------  ------------
        (Loss) income from operations.............       (6,119)       14,158       (10,504)        4,905

    Interest expense, net.........................        2,998         3,402         5,779         6,392
    Other (income) expense, net...................          (12)            8           (16)           17
                                                    ------------  ------------  ------------  ------------
      (Loss) income before income taxes...........       (9,105)       10,748       (16,267)       (1,504)
Income tax expense (benefit)......................           --         1,577             3          (351)
                                                    ------------  ------------  ------------  ------------
      Net (loss) income........................... $     (9,105) $      9,171  $    (16,270) $     (1,153)
                                                    ============  ============  ============  ============

Basic and diluted (loss) income per share......... $      (0.25) $       0.25  $      (0.44) $      (0.03)

Basic weighted average shares outstanding.........       36,632        36,451        36,620        36,450

Diluted weighted average shares outstanding.......       36,632        36,773        36,620        36,450

Comprehensive (loss) income:
    Net (loss) income... ......................... $     (9,105) $      9,171  $    (16,270) $     (1,153)
      Other comprehensive (loss) income...........         (120)           48          (120)          (44)
                                                    ------------  ------------  ------------  ------------
      Comprehensive (loss) income.... ............ $     (9,225) $      9,219  $    (16,390) $     (1,197)
                                                    ============  ============  ============  ============

See notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

                                                                           Six Months Ended
                                                                                June 30,
                                                                     ----------------------------
                                                                         2004           2003
                                                                     -------------  -------------
Operating activities:
    Net loss....................................................... $     (16,270) $      (1,153)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
        Depreciation and amortization..............................        17,215         24,050
        Amortization of deferred financing costs...................           339            210
        Amortization of discount on notes payable..................         2,578             --
        Amortization of deferred stock compensation................            95             --
        Provision for doubtful accounts............................            64            (87)
        Deferred income taxes......................................            --           (432)
        Net (gain) loss on disposal of property....................           (16)            17
        Decrease in other assets...................................            53            224
        Changes in operating assets and liabilities:
          Increase in accounts receivable..........................        (1,753)        (7,432)
          Decrease in prepaid expenses and other current assets....           867            484
          Increase (decrease) in accounts payable..................         1,076         (4,499)
          Increase (decrease) in accrued interest..................           404           (177)
          Decrease in accrued payroll and related
            expenses and other liabilities.........................        (2,176)        (3,283)
                                                                     -------------  -------------
        Net cash provided by operating activities..................         2,476          7,922
                                                                     -------------  -------------
Investing activities:
    Purchase of property and equipment.............................        (4,177)        (3,195)
    Proceeds from disposal of property and equipment...............           138             25
    (Purchases) redemptions of short-term investments, net.........       (11,779)        29,165
    Acquisitions...................................................          (587)            --
                                                                     -------------  -------------
        Net cash (used in) provided by investing activities........       (16,405)        25,995
                                                                     -------------  -------------
Financing activities:
    Net proceeds from borrowings under notes payable...............         2,401             49
    Repayments of notes payable....................................          (179)            (7)
    Payments on Fiber IRU..........................................            --         (4,200)
    Proceeds from the issuance of common stock.....................            21             20
    Principal payments on capital leases...........................        (2,081)        (3,457)
    Payments for deferred financing costs..........................          (242)          (355)
                                                                     -------------  -------------
        Net cash used in financing activities......................           (80)        (7,950)
                                                                     -------------  -------------
        Net (decrease) increase in cash and cash equivalents.......       (14,009)        25,967
Cash and cash equivalents:
    Beginning of period............................................        34,657         28,050
                                                                     -------------  -------------
    End of period.................................................. $      20,648  $      54,017
                                                                     =============  =============
Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest......................................... $       2,556  $       6,772

See notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

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

  These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (US GAAP) for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods indicated, have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and notes required by US GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004.

  These unaudited condensed consolidated financial statements include the results of operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentations.

  Stock Based Compensation:

  The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees" for its stock based compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to disclose pro forma information regarding options granted to its employees based on specified valuation techniques that produce estimated compensation charges. If compensation expense for our stock-based compensation plans had been determined in accordance with the fair value as prescribed in SFAS 123, the Company's net (loss) income per share would have been as follows (in thousands except per share amounts):

                                                        Three Months Ended            Six Months Ended
                                                              June 30,                    June 30,
                                                    --------------------------  --------------------------
                                                        2004          2003          2004          2003
                                                    ------------  ------------  ------------  ------------

   Net (loss) income as reported.................. $     (9,105) $      9,171  $    (16,270) $     (1,153)
   Total stock-based employee compensation included
   in reported net loss, net of tax...............           49            --            95            --
   Total stock-based employee compensation
   determined under the fair value based method...         (416)         (297)       (1,127)         (869)
                                                    ------------  ------------  ------------  ------------
 Pro forma........................................ $     (9,472) $      8,874  $    (17,302) $     (2,022)
                                                    ------------  ------------  ------------  ------------
Basic net (loss) income per common share:
   As reported.................................... $      (0.25) $       0.25  $      (0.44) $      (0.03)
   Pro forma...................................... $      (0.26) $       0.24  $      (0.47) $      (0.06)
Diluted net (loss) income per common share:
   As reported.................................... $      (0.25) $       0.25  $      (0.44) $      (0.03)
   Pro forma...................................... $      (0.26) $       0.24  $      (0.47) $      (0.06)

  The Company uses the Black-Scholes option-pricing model to derive the theoretical fair value of employee stock option grants. The Black-Scholes model pro forma fair value information should be interpreted solely as an approximation, as opposed to a representation, of what pro forma net (loss) income would have been if the Company had expensed the fair value of options issued to employees. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions in the periods ended June 30, 2004 and 2003, respectively:

                                                        Three Months Ended            Six Months Ended
                                                            June 30,                    June 30,
                                                    --------------------------  --------------------------
                                                        2004          2003          2004          2003
                                                    ------------  ------------  ------------  ------------

Risk-free interest rate...........................         3.36%        2.16%        2.98%        2.37%
Expected volatility...............................          110%         105%         113%         103%
Expected dividend yield...........................           --            --            --            --
Expected life.....................................       4 years       4 years       4 years       4 years
Fair value of options granted..................... $       0.94  $       0.46  $       1.34  $       0.42
  Concentration of Customers and Suppliers:

  For the three and six months ended June 30, 2004 and 2003, the Company had the following concentrations of revenues and operating costs.

                                                        Three Months Ended           Six Months Ended
                                                            June 30,                    June 30,
                                                    --------------------------  --------------------------
                                                        2004          2003          2004          2003
                                                    ------------  ------------  ------------  ------------

Largest customers: Percentage of total revenues
Customer 1........................................         18.2%        29.6%        18.0%        25.0%
Customer 2........................................          5.3%        21.4%         6.3%        17.1%
Customer 3........................................         16.9%        11.7%        18.7%        13.4%

Largest supplier: Percentage of network expenses..         32.7%        52.9%        36.1%        45.4%

  During each of the comparison periods, no other customer accounted for more than 10.0% of total revenues. As of June 30, 2004 accounts receivable from two customers represented 19.5% and 11.2% of trade accounts receivable. At December 31, 2003 accounts receivable from no customer represented more than 10% of trade accounts receivable.

  Restructuring Charges:

  A summary of the restructuring expenses and the associated remaining liability pertaining to the Company's 2001 and 2002 restructurings, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2004, consist of the following (in thousands):

                                                           Additional
                                          Restructuring Restructuring               Restructuring
                                           Liability      Expense         Cash        Liability
                                          Dec. 31, 2003   Incurred      Payments    Jun. 30, 2004
                                          ------------  ------------   -----------  -------------
Rent expense for vacated premises....... $      2,989  $        157   $      (345) $       2,801
Circuit obligations.....................        1,547           228          (620)         1,155
Other charges...........................            6            (6)           --             --
                                          ------------  ------------   -----------  -------------
                                         $      4,542  $        379   $      (965) $       3,956
                                          ============  ============   ===========  =============

  The amount of the reserve for vacated premises is equal to the monthly lease payment of the unoccupied space, less any sublease income, multiplied by the remaining months on the lease. During the second quarter of 2004, the Company recorded additional restructuring charges of approximately $194,000 due to increased common area operating expenses at the Colorado facility. This amount was partially offset by reversals of $37,000 of previously recorded restructuring charges related to the timing and amounts for sub-lease income, primarily in San Diego. During the second quarter of 2004, the Company recorded additional restructuring charges of approximately $228,000 due to an update to the amount owed for circuit commitment obligations. The Company reversed $6,000 of previously recorded restructuring charges related primarily to professional fees that were anticipated but not incurred. The final cash payment to be recorded against the restructuring reserve is currently expected to occur in March 2010.

  Income Taxes:

  The Company's effective income tax rate for the quarters ended June 30, 2004 and 2003 was 0.0% and 14.7%, respectively, and was 0.0% and 23.3% in the six months ended June 30, 2004 and 2003, respectively.

  Comprehensive (Loss) Income:

  For the quarters ended June 30, 2004 and 2003, there was $(120,000) and $48,000, respectively, of other comprehensive (loss) income pertaining to net unrealized investment (losses) gains on available-for-sale marketable securities. For the six months ended June 30, 2004 and 2003, there was $(120,000) and $(44,000), respectively, of other comprehensive loss pertaining to net unrealized investment losses on available-for-sale marketable securities.

  Property and Equipment:

   During the quarter ended March 31, 2003, the Company changed its accounting estimates related to depreciation. The Company reduced the useful life for phone equipment provided to customers and computer hardware from 5 years to 3 years and extended the useful life of some leasehold improvements from 10 years to up to 20 years. As a result of the change, the Company incurred additional depreciation in the first quarter of 2003, which increased pretax loss for the quarter ended March 31, 2003 by $1.6 million or $0.04 per diluted share.

  The Company reclassified $0.3 million and $0.6 million related to a technology lease from depreciation expense to selling, general and administrative expenses for the three and six months ended June 30, 2003, respectively. In management's opinion, the present classification more accurately presents the nature of the related expense in the Company's income statement based on the underlying transaction.

  Commitments and Contingencies:

  During the six months ended June 30, 2004, the Company continued to make the modifications to its network required to avoid certain long haul transport charges under the terms of an interconnection agreement with SBC California (SBC), which was approved by the California Public Utilities Commission (CPUC) on May 8, 2003. See Note 12 to the accompanying condensed consolidated financial statements.

  On June 17, 2004, the Federal District Court issued its Order Resolving Cross Motions for Summary Judgment in Verizon's appeal of the 2003 arbitration decision of the CPUC approving the interconnection agreement between the Company and Verizon California. The Court upheld the CPUC's decision that Verizon could not retroactively collect for overpayment of reciprocal compensation during a contested time period prior to the CPUC arbitration decision, and also upheld the CPUC's arbitration decision permitting Verizon to impose certain long haul transport charges.

  There have been no material developments in the litigation previously reported in the Company's Annual Report on Form 10-K for the period ended December 31, 2003 as filed with the SEC on March 30, 2004. From time to time, the Company is a party to litigation that arises in the ordinary course of business. The Company has no present reason to believe that the resolution of pending litigation the Company may be involved with in the ordinary course of business will materially harm its business, financial condition or results of operations.

  Related Party Transactions:

  Bay Alarm is a significant stockholder of the Company and together with its subsidiary InReach Internet, LLC are collectively a customer of the Company. Bay Alarm provides the Company with security monitoring services at its normal commercial rates. The Company also leases a facility in Oakland, California from Bay Alarm. Details of these transactions with Bay Alarm were as follows (in thousands except percentage amounts):

                                                        Three Months Ended           Six Months Ended
                                                            June 30,                    June 30,
                                                    --------------------------  --------------------------
                                                        2004          2003          2004          2003
                                                    ------------  ------------  ------------  ------------

Revenues.......................................... $        363  $        390  $        757  $        789
Revenues as a percentage of total revenues........          1.3%         0.9%         1.3%         1.0%
Security monitoring costs......................... $          8  $         12  $         18  $         32
Oakland property rent payments.................... $         89  $         82  $        186  $        162

  At June 30, 2004 and December 31, 2003 the Company had amounts receivable from Bay Alarm of $0 and $8,000, respectively. These amounts are included in trade accounts receivable, net, in the accompanying condensed consolidated balance sheets. All expenses paid to Bay Alarm are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

  Debt and interest expense, net:

   At June 30, 2004 and December 31, 2003, long-term debt and capital lease obligations consist of the following (in thousands):

                                                      June 30,    December 31,
                                                        2004          2003
                                                    ------------  ------------

Senior Notes...................................... $     36,102  $     36,102
Senior Secured Note...............................       21,278        18,369
Capital lease obligation..........................        2,067         2,780
Notes Payable.....................................        3,912            69
Less current portion..............................       (2,483)       (2,606)
                                                    ------------  ------------
                                                   $     60,876  $     54,714
                                                    ============  ============

   The Senior Notes, of which there is $36.1 million in principal amount outstanding at June 30, 2004, mature on February 1, 2009 and bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009.

  The Senior Secured Note, which was initially issued in the principal amount of $40.0 million, accrues interest at a rate of LIBOR plus 0.5% (2.1% at June 30, 2004), and matures in December 2006. Accrued interest on the Senior Secured Note is payable quarterly in cash, or at the Company's option, may be capitalized and added to outstanding principal. The maturity date of the Senior Secured Note will be automatically extended to coincide with any extension of the expiration date of the warrants, which is extendable for up to an additional 18 months at the option of Deutsche Bank AG - New York, acting through DB Advisors, LLC, as investment advisor (Deutsche Bank). Under the terms of the guaranty and security agreement related to the Senior Secured Note, the Company granted Deutsche Bank a security interest in substantially all of its assets and agreed to certain covenants including limitations on its ability to incur additional indebtedness, incur liens, sell assets and pay dividends. In accordance with the terms of the Senior Secured Note, during the six months ended June 30, 2004, the Company elected to capitalize and add to the outstanding principal balance interest of approximately $0.3 million.

  During the second quarter of 2004, the Company entered into a secured financing arrangement with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., pursuant to which the Company may borrow up to an aggregate amount of $10.0 million, subject to certain conditions. This financing arrangement is structured in a manner that provides for multiple credit facilities up to an aggregate of $10.0 million with each facility having separate closing dates and repayment schedules. The principal and accrued interest of each facility shall be payable in 36 equal monthly installments. The Company has the option to prepay the outstanding facility after 18 months subject to a maximum premium of 3% of the outstanding facility. Interest on each facility will be fixed at 5% plus the 3-year swap rate, as published by Bloomberg Professional Services, determined two business days prior to the closing date of each facility. The Company has used, and intends to continue to use, the proceeds of this financing arrangement to acquire new telecommunication switch and related equipment, which secure borrowings under this financing arrangement. As of June 30, 2004, the Company had borrowed approximately $2.4 million under this financing arrangement at an interest rate of 8.6% and is included under Notes Payable in the above table. See Note 12 to the accompanying condensed consolidated financial statements for additional borrowings after June 30, 2004.

  In May 2004, the Company completed financing agreements for various network equipment with Cisco Systems, Inc. These financing agreements were comprised of $1.4 million of equipment capital leases and a $1.6 million note payable exchanged for a 36-month maintenance services agreement.

  Interest expense, net for the three and six months ended June 30, 2004 and 2003 was as follows (in thousands):

                                                        Three Months Ended           Six Months Ended
                                                            June 30,                    June 30,
                                                    --------------------------  --------------------------
                                                        2004          2003          2004          2003
                                                    ------------  ------------  ------------  ------------

Interest on Senior Notes.......................... $      1,218  $      3,209  $      2,450  $      6,419
Accreted discount on Senior Secured Note..........        1,323            --         2,578            --
Amortization of deferred financing costs..........          171           105           339           210
Other interest expense (income), net........ .....          286            88           412          (237)
                                                    ------------  ------------  ------------  ------------
                                                   $      2,998  $      3,402  $      5,779  $      6,392
                                                    ============  ============  ============  ============
  Recent Accounting Pronouncements:

  In March 2004, the Financial Accounting Standards Board issued Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity instruments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance provided in EITF 03-1 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after June 15, 2004. The Company does not expect the adoption of EITF 03-1 will have a material impact on its financial position, results of operations, or cash flows.

  Subsequent events:

  On July 2, 2004, the Company borrowed approximately $3.0 million at an interest rate of 8.6% under the financing arrangement with Merrill Lynch Capital entered into during the second quarter of 2004.

  On July 28, 2004, the Company entered into a Settlement Agreement with SBC California regarding various disputes each party had with the other party's invoices for charges billed in prior periods through June 1, 2004. Under the terms of the Settlement Agreement, SBC California agreed to pay the Company $4.8 million.

  As of June 30, 2004, the Company had accrued approximately $2.4 million for disputed liabilities for which the Company subsequently negotiated and received supplier credits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks. In this Quarterly Report on Form 10-Q, our use of the words "outlook," "expect," "anticipate," "estimate," "forecast," "project," "likely," "objective," "plan," "designed," "goal," "target," and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important risk factors that are described in our Annual Report on Form 10-K for the period ended December 31, 2003, as filed with the SEC on March 30, 2004, which may be revised or supplemented in subsequent reports filed by us with the SEC. Such risk factors include, but are not limited to: our substantial indebtedness; an inability to generate sufficient cash to service our indebtedness; regulatory and legal uncertainty with respect to intercarrier compensation payments received by us; the declining rate at which intercarrier compensation payments are determined; the inability to expand our business as a result of the unavailability of funds to do so; adverse affects on our operations as a result of covenants in agreements related to our borrowings; the loss of key executive officers could negatively impact our business prospects; the possible delisting of our common shares from the Nasdaq SmallCap Market; and our principal competitors for local services and potential additional competitors have advantages that may adversely affect our ability to compete with them.

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

The following table shows our financial performance for the three and six months ended June 30, 2004 and 2003 (in thousands except per share amounts):

                                                     Three Months Ended            Six Months Ended
                                                            June 30,                    June 30,
                                                    --------------------------  --------------------------
                                                        2004          2003          2004          2003
                                                    ------------  ------------  ------------  ------------
                                                    (unaudited)   (unaudited)   (unaudited)   (unaudited)

Financial performance:
Revenues.......................................... $     27,837  $     45,723  $     57,260  $     76,238
Net (loss) income................................. $     (9,105) $      9,171  $    (16,270) $     (1,153)
Basic and diluted net (loss) income per share..... $      (0.25) $       0.25  $      (0.44) $      (0.03)

Earnings before interest, net, income taxes, depreciation and amortization (EBITDA) for the quarters ended June 30, 2004 and 2003 was $2.0 million and $24.3 million, respectively. EBITDA for the six months ended June 30, 2004 and 2003 was $6.7 million and $28.9 million, respectively. Although EBITDA is not a measure of financial performance under generally accepted accounting principles, we believe EBITDA is a common measure used by analysts and investors to evaluate our capacity to meet our obligations. We also use EBITDA as an internal measurement tool and accordingly, we believe that the presentation of EBITDA provides useful and relevant information. The tables below reconcile EBITDA to net cash provided by operating activities for the three and six months ended June 30, 2004 and 2003 (in thousands):

                                                       Three Months Ended            Six Months Ended
                                                            June 30,                    June 30,
                                                    --------------------------  --------------------------
                                                        2004          2003          2004          2003
                                                    ------------  ------------  ------------  ------------
                                                    (unaudited)   (unaudited)   (unaudited)   (unaudited)
EBITDA............................................ $      2,023  $     24,334  $      6,727  $     28,938
    Change in operating assets and liabilities....        3,339       (10,710)        1,369       (14,537)
    Interest expense, net.........................       (2,998)       (3,402)       (5,779)       (6,392)
    Allowance for doubtful accounts receivable....           16           (98)           64           (87)
    Amortization of deferred stock compensation...           49            --            95            --
                                                    ------------  ------------  ------------  ------------
         Net cash provided by operating activities $      2,429  $     10,124  $      2,476  $      7,922
                                                    ============  ============  ============  ============

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

We have carrier customers, including ILECs, who pay us to terminate calls originated from their retail customer base to phone numbers on our network. These payments consist of "intercarrier compensation" for local calls, transit traffic and other intercarrier compensation payments, as well as "switched access" payments for termination of long distance calls. Intercarrier compensation payments we receive are a function of the number of calls we terminate, the minutes of use associated with such calls and the rates we are compensated at by the other carriers. Intercarrier compensation payments have historically been a significant portion of our revenues. In particular, intercarrier compensation payments accounted for 26.0%, and 43.6% of our total revenues for the six months ended June 30, 2004 and 2003, respectively. As a result, the failure, for any reason, of one or more ILECs from which we ordinarily receive intercarrier compensation payments to make all or a significant portion of such payments would adversely affect our financial results.

Our right to receive intercarrier compensation payments from ILECs, as well as the right of other CLECs to receive such payments is the subject of numerous regulatory and legal proceedings. For example, in 2003, Verizon and SBC claimed to have adopted the Federal Communications Commission's (FCC) Intercarrier ISP Compensation Order. The FCC ISP Order introduced a series of declining intercarrier compensation pricing tiers for certain locally-dialed minutes of use, at rates starting below the rates previously negotiated in our interconnection agreements (ICAs) with both carriers. The lowest pricing tier specified by the FCC ISP Order was reached on June 15, 2003, and will remain in effect until such time that a replacement FCC order may become effective. Additionally, the FCC ISP Order introduced annual growth limits on the number of compensable minutes of use subject to the FCC's plan, based on the historic locations and amounts of carrier traffic, as well as the composition and balance of current traffic between carriers. During the later months of 2003, Verizon and SBC withheld intercarrier compensation payments based on their interpretation of the growth cap formula in the FCC ISP Order. If the FCC ISP Order remains in effect, we expect that SBC and Verizon may also withhold intercarrier compensation payments in 2004 and beyond once we have exceeded their calculation of the growth cap. We do not believe that there will be any direct impact on us in the foreseeable future from a March 2004 U.S. Court of Appeals ruling overturning portions of an FCC Order relating to the telephone competition policy rules on UNE-P.

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

The introduction of broadband and Voice over Internet Protocol (VoIP) could further affect the growth of our existing dial-up access to the Internet and our switched local and long-distance voice products. VoIP utilizes high-speed data networks rather than traditional phone lines to complete calls, offering customers enhanced functionality and potential cost savings over traditional carrier networks. VoIP services are rapidly gaining momentum in the enterprise market as the quality and reliability continue to improve and broadband becomes more affordable. In this regard, in the first quarter of 2004, we acquired substantially all of the assets and assumed certain specific liabilities of Sentient Group, Inc. in order to develop and market opportunities for the application of VoIP services to the enterprise market. We believe that VoIP services enable geographically dispersed companies to cost-effectively connect multiple locations and teleworkers.

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

Results of Operations

Quarter Ended June 30, 2004 Compared to the Quarter Ended June 30, 2003

Our significant revenue components and operational metrics for the quarters ended June 30, 2004 and 2003 are as follows (in millions except operational metrics):

                                                    Three Months Ended June 30,
Revenues:                                               2004          2003        % Change
                                                    ------------  ------------  ------------
                                                    (unaudited)   (unaudited)

Intercarrier compensation......................... $        6.9  $       23.8         (71.0)%
Direct billings to SP customers...................         10.5          10.8          (2.8)%
Direct billings to enterprise customers...........          4.9           4.3          14.0%
Outbound local and long distance..................          2.8           3.3         (15.2)%
Dedicated transport...............................          1.1           1.3         (15.4)%
Switched access...................................          1.4           1.9         (26.3)%
Other.............................................          0.2           0.3         (33.3)%
                                                    ------------  ------------
Total revenues.................................... $       27.8  $       45.7         (39.2)%
                                                    ============  ============

Operational metrics:
Minutes of use (in billions) .....................         10.2          10.0           2.0%
DS-0 equivalent lines in service .................      415,737       403,751           3.0%

Consolidated revenues decreased 39.2% to $27.8 million in the quarter ended June 30, 2004 from $45.7 million during the same period in 2003. This decrease in revenues is primarily the result of a decrease of $16.9 million in intercarrier compensation revenue. The second quarter of 2003 included a combined $10.0 million in intercarrier compensation revenue for billings previously withheld in prior periods from both SBC California and Verizon Communications. In addition, the revenue per minute we receive for intercarrier compensation decreased from $0.0010 to $0.0007, or 30%. This rate decrease, which occurred in June 2003, was the final of three rate reductions contemplated by the FCC ISP Order.

Direct billings to SP customers remained relatively constant with a 2.8% decrease to $10.5 million in the quarter ended June 30, 2004 from $10.8 million during the same period in 2003.

Direct billings to enterprise customers increased 14.0% to $4.9 million in the quarter ended June 30, 2004 from $4.3 million during the same period in 2003, primarily due to a 13.6% increase in lines in service to 69,077 lines at June 30, 2004 from 60,799 at June 30, 2003.

Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased 15.2% to $2.8 million in the quarter ended June 30, 2004 from $3.3 million during the same period in 2003. This decline in revenue was principally due to a period over period 19.1% rate per minute decrease resulting from the highly competitive nature of this market.

Dedicated transport revenues decreased 15.4% to $1.1 million in the quarter ended June 30, 2004 from $1.3 million during the same period in 2003 primarily because of reduced service levels. Switched access revenues decreased 26.3% to $1.4 million in the quarter ended June 30, 2004 from $1.9 million during the same period in 2003 primarily due to lower rates per minute of use.

Minutes of use remained relatively constant at 10.2 billion in the quarter ended June 30, 2004 compared to 10.0 billion during the same period in 2003. Total lines in service increased 3.0% to 415,737 at June 30, 2004 from 403,751 lines as of June 30, 2003. As our customers continue to move more towards services billed primarily based upon usage rather than line-based services, we anticipate that minutes of use will become a more relevant operational metric than lines in service.

The significant costs and expenses for the quarters ended June 30, 2004 and 2003 are as follows (in millions):

                                                    Three Months Ended June 30,
Costs and expenses:                                     2004          2003        % Change
                                                    ------------  ------------  ------------
                                                    (unaudited)   (unaudited)

Network expenses.................................. $       11.1  $        7.0          58.6%
Selling, general and administrative...............         14.3          14.3            -- %
Depreciation and amortization.....................          8.1          10.2         (20.6)%
                                                    ------------  ------------
Total costs and expenses.......................... $       33.5  $       31.5           6.3%
                                                    ============  ============

Consolidated network expenses increased 58.6% to $11.1 million in the quarter ended June 30, 2004 from $7.0 million during the same period in 2003. This was mainly because network expenses for the quarter ended June 30, 2003 included $4.1 million in negotiated supplier credits.

Consolidated selling, general and administrative expenses were $14.3 million in both the quarters ended June 30, 2004 and June 30, 2003. Selling, general and administrative expenses were 51.4% and 31.2% of revenues for the quarters ended June 30, 2004 and 2003, respectively.

Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on average asset lives, recognition of technological advancements and understanding of business strategy. Consolidated depreciation and amortization expense decreased 20.6% to $8.1 million in the quarter ended June 30, 2004 from $10.2 million during the same period in 2003. The decrease is primarily due to a replacement of assets at a lower cost and some assets becoming fully depreciated due to the change in estimated useful lives of certain assets, which we made in January 2003.

Restructuring charges were $0.4 million in the quarter ended June 30, 2004 and $0.1 million during the same period in 2003. These charges related to adjustments to estimated costs of previously announced restructuring plans, and do not represent new restructuring activities.

Consolidated loss from operations was $6.1 million in the quarter ended June 30, 2004 compared to income from operations of $14.2 million during the same period in 2003 primarily due to the factors discussed in the preceding paragraphs.

Consolidated interest expense, net decreased 11.8% to $3.0 million in the quarter ended June 30, 2004 from $3.4 million during the same period in 2003. For the quarters ended June 30, 2004 and 2003, cash paid for interest expense was $64,000 and $309,000, respectively. In December 2003, we successfully completed a financing transaction, which permitted us to reduce our debt level. Interest expense, net for the quarters ended June 30, 2004 and 2003 was as follows (in millions):

                                                    Three Months Ended June 30
Interest expense, net:                                  2004          2003
                                                    ------------  ------------
                                                    (unaudited)   (unaudited)     % Change
                                                    ------------  ------------  ------------

Interest on Senior Notes.......................... $        1.2  $        3.2         (62.5)%
Accreted discount on Senior Secured Note..........          1.3            --         100.0%
Amortization of deferred financing costs..........          0.2           0.1         100.0%
Other interest expense, net.......................          0.3           0.1         200.0%
                                                    ------------  ------------
                                                   $        3.0  $        3.4         (11.8)%
                                                    ============  ============

For the quarters ended June 30, 2004 and 2003, our effective income tax rate was 0.0% and 14.7%, respectively.

Consolidated net loss was $9.1 million in the quarter ended June 30, 2004 compared to net income of $9.2 million during the same period in 2003, primarily due to the factors discussed in the preceding paragraphs.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Our significant revenue components and operational metrics for the six months ended June 30, 2004 and 2003 are as follows (in millions except operational metrics):

                                                    Six Months Ended June 30,
Revenues:                                               2004          2003        % Change
                                                    ------------  ------------  ------------
                                                    (unaudited)   (unaudited)

Intercarrier compensation......................... $       14.9  $       33.2         (55.1)%
Direct billings to SP customers...................         21.6          21.1           2.4%
Direct billings to enterprise customers...........          9.6           7.9          21.5%
Outbound local and long distance..................          5.9           6.5          (9.2)%
Dedicated transport...............................          2.1           3.1         (32.3)%
Switched access...................................          2.8           3.6         (22.2)%
Other.............................................          0.4           0.8         (50.0)%
                                                    ------------  ------------
Total revenues.................................... $       57.3  $       76.2         (24.8)%
                                                    ============  ============

Operational metrics:
Minutes of use (in billions) .....................         21.5          19.4          10.8%
DS-0 equivalent lines in service .................      415,737       403,751           3.0%

Consolidated revenues decreased 24.8% to $57.3 million in the six months ended June 30, 2004 from $76.2 million during the same period in 2003. This decrease in revenues is primarily the result of a decrease of $18.3 million in intercarrier compensation revenue. The second quarter of 2003 included a combined $10.0 million in intercarrier compensation revenue for billings previously withheld in prior periods from both SBC California and Verizon Communications. In addition, the revenue per minute we receive for intercarrier compensation decreased from $0.0010 to $0.0007, or 30%. This rate decrease, which occurred in June 2003, was the final of three rate reductions contemplated by the order.

Direct billings to SP customers increased 2.4% to $21.6 million in the six months ended June 30, 2004 from $21.1 million during the same period in 2003.

Direct billings to enterprise customers increased 21.5% to $9.6 million in the six months ended June 30, 2004 from $7.9 million during the same period in 2003. This increase was primarily due to a change in the mix of products sold combined with a 13.6% increase in lines in service to 69,077 lines at June 30, 2004 from 60,799 at June 30, 2003.

Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased 9.2% to $5.9 million in the six months ended June 30, 2004 from $6.5 million during the same period in 2003. This decline in revenue was principally due to rate per minute decreases resulting from the highly competitive nature of this market.

Dedicated transport revenues decreased 32.3% to $2.1 million in the six months ended June 30, 2004 from $3.1 million during the same period in 2003 primarily because of reduced service levels. Switched access revenues decreased 22.2% to $2.8 million in the six months ended June 30, 2004 from $3.6 million during the same period in 2003 primarily due to lower rates per minute of use.

Minutes of use increased 10.8% to 21.5 billion in the six months ended June 30, 2004 from 19.4 billion during the same period in 2003. As our customers continue to move more towards usage-based rather than line-based services, we anticipate that minutes of use will become a more relevant operational metric than lines in service. Total lines in service increased by 3.0% to 415,737 at June 30, 2004 from 403,751 lines as of June 30, 2003.

The significant costs and expenses for the six months ended June 30, 2004 and 2003 are as follows (in millions):

                                                    Six Months Ended June 30,
Costs and expenses:                                     2004          2003        % Change
                                                    ------------  ------------  ------------
                                                    (unaudited)   (unaudited)

Network expenses.................................. $       21.6  $       17.7          22.0%
Selling, general and administrative...............         28.5          29.5          (3.4)%
Depreciation and amortization.....................         17.2          24.1         (28.6)%
                                                    ------------  ------------
Total costs and expenses.......................... $       67.3  $       71.3          (5.6)%
                                                    ============  ============

Consolidated network expenses increased 22.0% to $21.6 million in the six months ended June 30, 2004 from $17.7 million during the same period in 2003. This was mainly because network expenses for the second quarter of 2003 included $4.1 million in negotiated supplier credits.

Consolidated selling, general and administrative expenses decreased 3.4% to $28.5 million in the six months ended June 30, 2004 from $29.5 million during the same period in 2003. The decrease is primarily the result of decreases in professional fees and maintenance expenses incurred on our network equipment and personnel costs incurred in the six months ended June 30, 2004, but not in the six months ended June 30, 2003. Selling, general and administrative expenses were 49.8% and 38.6% of revenues for the six months ended June 30, 2004 and 2003, respectively.

Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on average asset lives, recognition of technological advancements and understanding of business strategy. Consolidated depreciation and amortization expense decreased 28.6% to $17.2 million in the six months ended June 30, 2004 from $24.1 million during the same period in 2003. The decrease is primarily due to a replacement of assets at a lower cost and some assets becoming fully depreciated due to the change in estimated useful lives of certain assets, which we made in January 2003. The change in estimated useful lives in January 2003 resulted in additional depreciation expense of approximately $2.5 million.

Restructuring charges were $0.4 million in the six months ended June 30, 2004 and $0.1 million during the same period in 2003. These charges related to adjustments to estimated costs of previously announced restructuring plans, and do not represent new restructuring activities.

Consolidated loss from operations was $10.5 million in the six months ended June 30, 2004 compared to income from operations of $4.9 million during the same period in 2003, primarily due to the factors discussed in the preceding paragraphs.

Consolidated interest expense, net decreased 9.4% to $5.8 million in the six months ended June 30, 2004 from $6.4 million during the same period in 2003. For the six months ended June 30, 2004 and 2003, cash paid for interest expense was $2.6 million and $6.8 million, respectively. In December 2003, we successfully completed a financing transaction, which permitted us to reduce our debt level. Our interest expense, net was as follows (in millions):

                                                    Six Months Ended June 30,
Interest expense, net:                                  2004          2003
                                                    ------------  ------------
                                                    (unaudited)   (unaudited)     % Change
                                                    ------------  ------------  ------------
Interest on Senior Notes.......................... $        2.5  $        6.4         (60.9)%
Accreted discount on Senior Secured Note..........          2.6            --         100.0%
Amortization of deferred financing costs..........          0.3           0.2          50.0%
Other interest expense (income), net..............          0.4          (0.2)       (300.0)%
                                                    ------------  ------------
                                                   $        5.8  $        6.4          (9.4)%
                                                    ============  ============

For the six months ended June 30, 2004 and 2003, our effective income tax rate was 0.0% and 23.3%, respectively.

Consolidated net loss was $16.3 million in the six months ended June 30, 2004 compared to net loss of $1.2 million during the same period in 2003, primarily due to the factors discussed in the preceding paragraphs.

Quarterly Operating and Statistical Data:

The following tables summarize the unaudited results of operations as a percentage of revenues for the three and six months ended June 30, 2004 and 2003. The following data should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report:

                                                     Three Months Ended            Six Months Ended
                                                            June 30,                    June 30,
                                                    --------------------------  --------------------------
                                                        2004          2003          2004          2003
                                                    ------------  ------------  ------------  ------------
Consolidated Statements of Operations Data:         (unaudited)   (unaudited)   (unaudited)   (unaudited)

Revenues..........................................        100.0%       100.0%       100.0%       100.0%
Network expenses..................................         40.0%        15.3%        37.8%        23.2%
Selling, general and administrative expenses......         51.4%        31.2%        49.8%        38.6%
Depreciation and amortization expenses............         29.2%        22.3%        30.1%        31.5%
Restructuring charges..............................         1.4%         0.3%         0.7%         0.2%
(Loss) income from operations.....................        (22.0)%        31.0%       (18.3)%         6.4%
Net (loss) income.................................        (32.7)%        20.1%       (28.4)%        (1.5)%

 The following table sets forth unaudited statistical data for each of the specified three months of 2004 and 2003. As our customers continue to move more towards usage-based rather than line-based services, we anticipate that minutes of use will become a more relevant operational metric than lines in service. The operating and statistical data for any quarter are not necessarily indicative of results for any future period.

                                                           Three Months Ended
                                     ----------------------------------------------------------------
                                            2004                             2003
                                     --------------------  ------------------------------------------
                                     Jun. 30,   Mar. 31,   Dec. 31,   Sept. 30,  Jun. 30,   Mar. 31,
                                     ---------  ---------  ---------  ---------- ---------  ---------
                                     (unaudited)(unaudited)(unaudited)(unaudited)(unaudited)(unaudited)
Ports equipped.....................   998,400    998,400    998,400     998,400   998,400    940,800
Quarterly minutes of use
 switched (in billions)............      10.2       11.3       11.1        11.2      10.0        9.4
Lines in service to date...........   415,737    407,394    428,192     425,070   403,751    337,294
Capital expenditures
 (in thousands).................... $   3,488  $     689  $   1,046  $    1,504 $   1,713  $   1,482
Employees..........................       398        389        372         371       402        402

 Liquidity and Capital Resources:

Sources and uses of cash. At June 30, 2004 cash, cash equivalents and short term investments decreased to $32.3 million from $34.7 million at December 31, 2003. The decrease was primarily due to the semi-annual interest payment on our 13.5% Senior Notes and purchases of property and equipment partially offset by proceeds of notes payable.

Net cash provided by operating activities was $2.5 million for the six months ended June 30, 2004 as compared to $7.9 million for the same period ended in 2003. This decrease was primarily because of a higher net loss as discussed above, which included $10.0 million in amounts withheld from prior periods but included in revenue during the second quarter of 2003. This decrease was partially offset by an increase in accounts receivable of $1.8 million for the six months ended June 30, 2004 compared to an increase of $7.4 million for the same period in 2003, and an increase in accounts payable for the six months ended June 30, 2004 compared to the same period in 2003.

Net cash used in investing activities was $16.4 million for the six months ended June 30, 2004 compared to net cash provided by investing activities of $26.0 million during the same period in 2003. We purchased $11.8 million, net of short-term investments in the six months ended June 30, 2004 whereas we redeemed $29.2 million of short-term investments in the same period in 2003. Purchases of property and equipment increased to $4.2 million during the six months ended June 30, 2004 as compared to $3.2 million during the same period in 2003. Approximately $1.0 million and $0.9 million of capital expenditures are included in construction projects in progress as of June 30, 2004 and 2003, respectively, and, therefore, are not being depreciated until they are placed in service at a later date.

Net cash used in financing activities was $0.1 million for the six months ended June 30, 2004 compared to $8.0 million during the same period in 2003. In the six months ended June 30, 2003, we made the final payment of $4.2 million relating to our then outstanding Fiber IRU liability and did not make any similar payments in 2004. We also made capital lease payments of $2.1 million and $3.5 million in the six months ended June 30, 2004 and 2003, respectively. We generated cash of approximately $2.4 million from proceeds of notes payable in the six months ended June 30, 2004, while there was no note payable proceeds in 2003.

Cash requirements. The telecommunications service business is capital intensive. Our operations have required substantial capital investment for the design, acquisition, construction and implementation of our network. In April 2004, we announced that we had selected Tekelec, a leading developer of telecommunications products for next-generation fixed, mobile, and packet networks, as our switching and signaling supplier for our first next generation network switch. In addition we completed a modem replacement program in the first quarter of 2004, which we expect will provide us with increased operational efficiencies. We continue to seek further ways to enhance our infrastructure in 2004 and beyond. These projects and our business plan, as currently contemplated, anticipate capital expenditures, excluding acquisitions, of approximately $15 million in the next twelve months. However, the actual cost of capital expenditures will depend on a variety of factors. Accordingly, our actual capital requirements may exceed, or fall below, the amount described above.

During the normal course of business, we may enter into agreements with some suppliers, which allow these suppliers to have equipment or inventory available for purchase based upon criteria as defined by us. As of June 30, 2004, we did not have any material future purchase commitments to purchase equipment from any of our vendors, except for a switch from Tekelec, most of which was delivered in July 2004 at a cost of approximately $3 million.

Debt outstanding. At June 30, 2004 and December 31, 2003, long-term debt and capital lease obligations consist of the following (in millions):

                                                     June 30,    December 31,
                                                        2004          2003
                                                    ------------  ------------
                                                    (unaudited)   (unaudited)

Senior Notes...................................... $       36.1  $       36.1
Senior Secured Note...............................         21.3          18.3
Capital lease obligation..........................          2.1           2.8
Notes Payable.....................................          3.9           0.1
Less current portion..............................         (2.5)         (2.6)
                                                    ------------  ------------
                                                   $       60.9  $       54.7
                                                    ============  ============

The Senior Notes, of which there is $36.1 million in principal amount outstanding at June 30, 2004, bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009.

The Senior Secured Note, with a principal amount of $40.0 million, was issued at a significant discount and accrues interest at a rate of LIBOR plus 0.5% (2.1% at June 30, 2004), and matures in December 2006. Accrued interest on the Senior Secured Note is payable quarterly in cash, or at our option, may be capitalized and added to outstanding principal. The maturity date of the Senior Secured Note will be automatically extended to coincide with any extension of the expiration date of the warrants, which is extendable for up to an additional 18 months at the option of Deutsche Bank AG - New York, acting through DB Advisors, LLC, as investment advisor (Deutsche Bank). Under the terms of the guaranty and security agreement related to the Senior Secured Note, we granted Deutsche Bank a security interest in substantially all of our assets and agreed to certain covenants including limitations on our ability to incur additional indebtedness, incur liens, sell assets and pay dividends. In accordance with the terms of the Senior Secured Note, during the six months ended June 30, 2004 we elected to capitalize and add to principal interest of approximately $0.3 million.

During the second quarter of 2004, we entered into a secured financing arrangement with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., pursuant to which we may borrow up to an aggregate amount of $10.0 million, subject to certain conditions. This financing arrangement is structured in a manner that provides for multiple credit facilities up to an aggregate of $10.0 million with each facility having separate closing dates and repayment schedules. The principal and accrued interest of each facility shall be payable in 36 equal monthly installments. We have the option to prepay the outstanding facility after 18 months subject to a maximum premium of 3% of the outstanding facility. Interest on each facility will be fixed at 5% plus the 3-year swap rate, as published by Bloomberg Professional Services, determined two business days prior to the closing date of each facility. We used, and intend to continue to use, the proceeds of this financing arrangement to acquire new telecommunication switch and related equipment, which secure borrowings under this financing arrangement. As of June 30, 2004, we borrowed approximately $2.4 million under this financing arrangement at an interest rate of 8.6% and is included under Notes Payable in the above table. Subsequent to June 30, 2004, we borrowed approximately $3.0 million at an interest rate of 8.6%.

In May 2004, we completed financing agreements for various network equipment with Cisco Systems, Inc. These financing agreements were comprised of $1.4 million of equipment capital leases and a $1.6 million note payable exchanged for a 36-month maintenance services agreement.

 Future uses and sources of cash. Our principal sources of funds for 2004 are anticipated to be current cash and short-term investment balances and cash flows from operating activities. In addition, we have available multiple credit facilities up to an aggregate amount of $10.0 million from the secured financing arrangement we entered into with Merrill Lynch Capital during the second quarter of 2004. We may also obtain one or more leases in 2004. However there can be no assurance that we will obtain these additional leases or that such leases will be entered into at favorable interest rates. We believe that our existing sources of funds will provide us with sufficient liquidity and capital resources for us to fund our business plan for the next 12 months. No assurance can be given, however, that this will be the case. As currently contemplated, we expect to fund, among other things:

  total debt interest payments of approximately $6 million on the Senior Notes, the Senior Secured Note assuming an interest rate of 2% and our expected election to defer some of the quarterly interest payments, and other notes;

  anticipated capital expenditures of approximately $15 million; and

  capital lease payments (including interest) of approximately $1 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At June 30, 2004, we had an outstanding $40.0 million principal amount of Senior Secured Notes payable. These notes are at a rate of LIBOR plus 0.5%, which was 2.1% at June 30, 2004. A hypothetical 1% point increase in short-term interest rates would reduce the annualized income before tax by approximately $0.4 million as a result of higher interest expense.

Additionally, we are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. The majority of our surplus cash is invested in cash equivalents with original maturities of less than three months. A hypothetical 1% decrease in short-term interest rates would reduce the annualized pretax interest income on our $32.3 million cash, cash equivalents and short-term investments at June 30, 2004 by approximately $0.3 million.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in accordance with Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, together with the other members of management participating in the evaluation, concluded that the Company is in compliance with the requirements of Rule 13a-15(a) of the Exchange Act and that the Company's disclosure controls and procedures are effective.

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

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 8 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Introduction" for a description of certain legal proceedings involving the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on June 16, 2004 and considered the following proposals;

The first proposal was to elect six directors to serve until the Company's 2005 annual general meeting. Votes cast were as follows:

                                   Percentage
                        Votes cast  of total
                       (thousands) votes cast
                        ---------  ---------
Wallace W. Griffin
For....................   30,411       99.0%
Withheld...............      318        1.0
                        ---------  ---------
                          30,729      100.0%
                        =========  =========
Henry R. Carabelli
For....................   30,468       99.2%
Withheld...............      261        0.8
                        ---------  ---------
                          30,729      100.0%
                        =========  =========
Jerry L. Johnson
For....................   30,355       98.8%
Withheld...............      374        1.2
                        ---------  ---------
                          30,729      100.0%
                        =========  =========
John K. La Rue
For....................   30,435       99.0%
Withheld...............      294        1.0
                        ---------  ---------
                          30,729      100.0%
                        =========  =========
Thomas A. Munro
For....................   30,452       99.1%
Withheld...............      277        0.9
                        ---------  ---------
                          30,729      100.0%
                        =========  =========
Melinda Guzman-Moore
For....................   30,441       99.1%
Withheld...............      288        0.9
                        ---------  ---------
                          30,729      100.0%
                        =========  =========

The directors continuing in office were A. Gary Ames, David G. Chandler and Samuel A. Plum.

The second proposal was the approval of the amendment and restatement of our 1999 Stock Incentive Plan to increase the number of shares of common stock authorized and reserved for grants by 1,500,000 shares. Votes cast were as follows:

                                   Percentage
                        Votes cast  of total
                       (thousands) votes cast
                        ---------  ---------
For....................   11,344       75.9%
Against................    2,783       18.6%
Abstain................      822        5.5%
                        ---------  ---------
                          14,949      100.0%
                        =========  =========

ITEM 6. Exhibits and Reports on Form 8-K

  Exhibits

10.80 Loan facility, dated May 20, 2004 between the Company and Merrill Lynch Capital.

10.81 Term loan and security agreement, dated May 21, 2004, between the Company and Merrill Lynch Capital.

10.82 Collateral installment note, dated May 21, 2004, between the Company and Merrill Lynch Capital.

10.83 Amendment to Collateral installment note, dated May 21, 2004, between the Company and Merrill Lynch Capital.

10.84 Term loan and security agreement, dated July 2, 2004, between the Company and Merrill Lynch Capital.

10.85 Collateral installment note, dated July 2, 2004, between the Company and Merrill Lynch Capital.

10.86 Settlement agreement between the Company and SBC California dated July 28, 2004.

31.1 Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by H. Ravi Brar, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by H. Ravi Brar, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 29, 2004, we filed pursuant to Item 12 of Form 8-K a copy of our press release issued on April 28, 2004, announcing our financial results for the period ended March 31, 2004.

On June 18, 2004, we furnished pursuant to Item 12 of Form 8-K a copy of our press release issued on June 18, 2004, announcing the election of Ms. Melinda Guzman-Moore as a director of the company.

Note: ITEMS 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2004.

PAC-WEST TELECOMM, INC.

/s/ Henry R. Carabelli
Henry R. Carabelli
President and Chief Executive Officer

/s/ H. Ravi Brar
H. Ravi Brar
Chief Financial Officer and Vice President Human Resources