Form 10-Q
period 2004-09-30
PAC-WEST TELECOMM INC
filed 2004-11-15
CIK 1071598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of October 29, 2004, the Company had an aggregate of 36,687,668 shares of common stock issued and outstanding.

PAC-WEST TELECOMM, INC.
Report on Form 10-Q For the Quarterly Period Ended September 30, 2004

PART I
ITEM 1. FINANCIAL STATEMENTS

PAC-WEST TELECOMM, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands except share and per share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,052	$34,657
Short-term investments	12,977	-
Trade accounts receivable, net of allowances of
$1,374 and $1,560 respectively	8,804	7,713
Prepaid expenses and other current assets	4,331	4,576
Deferred tax assets	-	3,467
Total current assets	47,164	50,413
Property and equipment, net	104,623	121,211
Other assets, net	3,202	2,578
Total assets	$154,989	$174,202

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,720	$5,854
Current obligations under notes payable and capital leases	2,944	2,606
Accrued interest	947	2,096
Other accrued liabilities	9,029	12,534
Total current liabilities	17,640	23,090
Senior Notes	36,102	36,102
Senior Secured and notes payable, less current portion	26,969	18,421
Capital leases, less current portion	757	191
Deferred revenues, less current portion	398	467
Deferred income taxes	-	3,467
Total liabilities	81,866	81,738

Commitments and Contingencies (Note 8)
Stockholders' Equity:
Common stock, $.001 par value; 100,000,000 shares
authorized 36,687,668 and 36,590,532 shares issued
and outstanding at September 30 and December 31, respectively	37	37
Additional paid-in capital	204,453	204,461
Accumulated deficit	(130,673)	(111,276)
Accumulated other comprehensive loss	(80)	-
Deferred stock compensation	(614)	(758)
Total stockholders' equity	73,123	92,464
Total liabilities and stockholders' equity	$154,989	$174,202

See notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Operations
and Comprehensive (Loss) Income
(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$31,652	$30,312	$88,912	$106,550

Costs and expenses:
Network expenses	8,535	8,829	30,175	26,532
Selling, general and administrative	14,454	15,155	42,984	44,609
Depreciation and amortization	7,760	9,862	24,975	33,913
Restructuring charges	124	-	503	125
Total operating expenses	30,873	33,846	98,637	105,179
Income (loss) from operations	779	(3,534)	(9,725)	1,371

Interest expense, net	3,073	3,149	8,852	9,541
Other (income) expense, net	833	13	817	30
Loss before income taxes	(3,127)	(6,696)	(19,394)	(8,200)
Income tax expense (benefit)	-	(2,382)	3	(2,733)
Net loss	$(3,127)	$(4,314)	$(19,397)	$(5,467)

Basic and diluted net loss per share	$(0.08)	$(0.12)	$(0.53)	$(0.15)

Basic and diluted weighted average number of shares outstanding	36,618	36,492	36,686	36,464

Comprehensive (loss) income:
Net loss	$(3,127)	$(4,314)	$(19,397)	$(5,467)
Other comprehensive (loss) income	40	(15)	(80)	(59)
Comprehensive loss	$(3,087)	$(4,329)	$(19,477)	$(5,526)

See notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)
	Nine Months Ended
	September 30,
	2004	2003
Operating Activities:
Net loss	$(19,397)	$(5,467)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	24,975	33,913
Amortization of deferred financing costs	521	315
Amortization of discount on notes payable	3,990	-
Amortization of deferred stock compensation and other	149	-
Provision for doubtful accounts	39	50
Benefit from income taxes	-	(2,817)
Net loss on disposal of property	817	30
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,024)	4,007
Decrease in prepaid expenses and other current assets	843	1,584
Decrease in other assets	345	245
Decrease in accounts payable	(1,134)	(5,262)
Decrease in accrued interest	(763)	(3,386)
Decrease in accrued payroll and related
expenses and other liabilities	(3,565)	(5,228)
Net cash provided by operating activities	5,796	17,984

Investing Activities:
Purchase of property and equipment	(5,935)	(3,934)
(Purchases) redemptions of short-term investments, net	(13,057)	29,150
Proceeds from disposal of property and equipment	147	43
Business acquisition	(587)	-
Net cash (used in) provided by investing activities	(19,432)	25,259

Financing Activities:
Net proceeds from borrowings under notes payable	3,322	49
Repayments of notes payable	(642)	(12)
Payments on Fiber IRU	-	(4,200)
Proceeds from the issuance of common stock	64	31
Proceeds from repayment of note receivable from stockholder	-	200
Payments for deferred financing costs	(246)	(790)
Principal payments on capital leases	(2,467)	(5,259)
Net cash provided by (used in) financing activities	31	(9,981)

Net (decrease) increase in cash and cash equivalents	(13,605)	33,262
Cash and Cash Equivalents:
Beginning of period	34,657	28,050
End of period	$21,052	$61,312

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,378	$13,228
Non-cash Operating and Financing Activities:
Prepaid maintenance agreement financed by notes payable	$1,624	$-
Capitalized interest on Senior Secured Note	$388	$-
Non-cash Investing and Financing Activities:
Equipment acquisitions financed by notes payable	$2,075	$-
Equipment acquisitions on capital lease obligation	$1,368	$765

See notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

The terms "the Company," "Pac-West," "we," "our," "us," and similar terms used in this Form 10-Q, refer to Pac-West Telecomm, Inc.

1.	Organization and Basis of Presentation:

The Company is a high-value independent broadband provider of integrated business solutions within its target markets. The Company’s customers include Internet service providers and enhanced communications service providers, collectively referred to as service providers (SPs), and the business enterprise market, many of which are communications-intensive users.

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (US GAAP) for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods indicated, have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and notes required by US GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004.

Based on criteria established by Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has one reportable operating segment. While the Company monitors the revenue streams of our various services, the revenue streams share almost all of the various operating expenses. As a result the Company has determined that it has one reportable operating segment.

For the three and nine months ended September 30, 2004 and September 30, 2003, potential common stock was antidilutive, as it decreased the net loss per share. Accordingly, for the three months ended September 30, 2004 and 2003, 972,853 and 2,041,200 shares were excluded from the diluted net loss per share calculation for 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, 1,600,640 and 1,150,067 shares were excluded from the diluted net loss per share calculation for 2004 and 2003, respectively.

These unaudited condensed consolidated financial statements include the results of operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentations.

2.	Stock Based Compensation:

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees" for its stock based compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to disclose pro forma information regarding options granted to its employees based on specified valuation techniques that produce estimated compensation charges. If compensation expense for our stock-based compensation plans had been determined in accordance with the fair value as prescribed in SFAS 123, the Company's net (loss) income per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands except per share amounts)

Net loss as reported	$(3,127)	$(4,314)	$(19,397)	$(5,467)
Total stock-based employee compensation included
in reported net loss, net of tax	54	-	149	-
Total stock-based employee compensation determined
under the fair value based method	(176)	(206)	(1,310)	(1,034)
Pro forma	$(3,249)	$(4,520)	$(20,558)	$(6,501)

Basic net loss per common share:
As reported	$(0.08)	$(0.12)	$(0.53)	$(0.15)
Pro forma	$(0.09)	$(0.12)	$(0.56)	$(0.18)
Diluted net loss per common share:
As reported	$(0.08)	$(0.12)	$(0.53)	$(0.15)
Pro forma	$(0.09)	$(0.12)	$(0.56)	$(0.18)

The Company uses the Black-Scholes option-pricing model to derive the theoretical fair value of employee stock option grants. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions in the periods ended September 30, 2004 and 2003, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Risk-free interest rate	3.26%	2.46%	3.06%	2.43%
Expected volatility	110%	105%	112%	105%
Expected dividend yield	-	-	-	-
Expected life	4 years	4 years	4 years	4 years
Fair value of options granted	$0.65	$0.79	$1.10	$0.54

Adjustment to executive options

On August 17, 2004, the Company amended the term of option grants previously awarded to its executives, including: Wayne Bell, Vice President Sales and Marketing; H. Ravi Brar, Chief Financial Officer; Michael Hawn, Vice President Customer Network Services; and John Sumpter, Vice President Regulatory. The amendments to the terms of the option grants previously awarded to each of the executives provided for (a) immediate vesting of all unvested stock options held by the executive in the event the executive is demoted or employment is involuntarily terminated by the Company or a successor without cause at any time during a twenty-one month period beginning nine months prior to the effective date of a possibility of a future change in control and (b) extension of the post termination period to exercise such option grants from 90 days to 365 days following termination of executive’s employment. The total number of option grants previously awarded and amended was 824,000 and the total pro forma incremental compensation expense based upon the intrinsic value of the option grants previously awarded to the officers was $117,350 on August 17, 2004.

Upon a triggering event as defined by the amendment, the Company will record incremental compensation cost related to each of the option grants awarded to the officers. There was no compensation expense recorded as of September 30, 2004.

3.	Concentration of Customers and Suppliers:

For the three and nine months ended September 30, 2004 and 2003, the Company had the following concentrations of revenues and operating costs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Largest customers: Percentage of total revenues
Customer 1	32.8%	21.9%	23.3%	24.1%
Customer 2	0.2%	2.9%	4.2%	13.1%
Customer 3	14.8%	21.1%	17.3%	15.6%

Largest supplier: Percentage of network expenses	50.3%	22.6%	40.1%	37.8%

During each of the comparison periods, no other customer accounted for more than 10.0% of total revenues. As of September 30, 2004 accounts receivable from one customer represented 21.2% of trade accounts receivable. At December 31, 2003 accounts receivable from no customer represented more than 10% of trade accounts receivable.

4.	Restructuring Charges:

A summary of the restructuring expenses and the associated remaining liability pertaining to the Company's 2001 and 2002 restructurings, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2004 and December 31, 2003, consist of the following:

		Additional
	Restructuring	Restructuring		Restructuring
	Liability	Expense	Cash	Liability
	Dec. 31, 2003	Incurred	Payments	Sept. 30, 2004
	(Dollars in thousands)
Rent expense for vacated premises	$2,989	$157	$(517)	$2,629
Circuit obligations	1,547	352	(1,899)	-
Other charges	6	(6)	-	-
	$4,542	$503	$(2,416)	$2,629

The amount of the reserve for vacated premises is equal to the monthly lease payment of the unoccupied space, less any sublease income, multiplied by the remaining months on the lease. During the second quarter of 2004, the Company recorded additional restructuring charges of approximately $194,000 due to increased common area operating expenses at the Colorado facility. This amount was partially offset by reversals of $37,000 of previously recorded restructuring charges related to the timing and amounts for sub-lease income, primarily in San Diego. During the second and third quarters of 2004, the Company recorded additional restructuring charges of approximately $228,000 and $124,000, respectively, due to on-going negotiations to the amount owed for circuit commitment obligations, which the Company paid off during the third quarter of 2004. During the third quarter of 2004 the Company reversed $6,000 of previously recorded restructuring charges related primarily to professional fees that were anticipated but not incurred. The final cash payment to be recorded against the restructuring reserve is currently expected to occur in March 2010.

5.	Income Taxes:

The Company's effective income tax rate for the quarters ended September 30, 2004 and 2003 was 0.0% and 35.6%, respectively, and was 0.0% and 33.3% in the nine months ended September 30, 2004 and 2003, respectively.

6.	Comprehensive (Loss) Income:

For the quarters ended September 30, 2004 and 2003, there was $40,000 and $(15,000), respectively, of other comprehensive income (loss) pertaining to net unrealized investment gains (losses) on available-for-sale marketable securities. For the nine months ended September 30, 2004 and 2003, there was $(80,000) and $(59,000), respectively, of other comprehensive loss pertaining to net unrealized investment losses on available-for-sale marketable securities.

7.	Property and Equipment:

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

8.	Commitments and Contingencies:

During the nine months ended September 30, 2004, the Company continued to make the modifications to its network required to avoid certain long haul transport charges under the terms of an interconnection agreement with SBC California (SBC), which was approved by the California Public Utilities Commission (CPUC) on May 8, 2003. See Note 13 to the accompanying condensed consolidated financial statements.

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

There have been no material developments in the litigation previously reported in the Company’s Annual Report on Form 10-K for the period ended December 31, 2003 as filed with the SEC on March 30, 2004. From time to time, the Company is a party to litigation that arises in the ordinary course of business. The Company has no present reason to believe that the resolution of pending litigation the Company may be involved with in the ordinary course of business will materially harm its business, financial condition or results of operations.

9.	Related Party Transactions:

A significant stockholder of the Company, Bay Alarm, together with its subsidiary InReach Internet, LLC, is a customer of the Company. In addition, Bay Alarm provides the Company with security monitoring services at its normal commercial rates. The Company also leases a facility in Oakland, California from Bay Alarm. Certain information concerning these arrangements with Bay Alarm are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Revenues	$419	$390	$1,176	$1,193
Revenues as a percentage of total revenues	1.3%	1.3%	1.3%	1.1%
Security monitoring costs	$8	$10	$26	$42
Oakland property rent payments	$87	$82	$273	$245

At September 30, 2004 and December 31, 2003, the Company had amounts receivable from Bay Alarm of $10,000 and $8,000, respectively. These amounts are included in trade accounts receivable, net, in the accompanying condensed consolidated balance sheets. All expenses paid to Bay Alarm are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

10.    Debt and interest expense, net:

At September 30, 2004 and December 31, 2003, long-term debt and capital lease obligations consist of the following:

	Sept. 30,	Dec. 31,
	2004	2003
	(Dollars in thousands)
Senior Notes	$36,102	$36,102
Senior Secured Note	22,747	18,369
Capital lease obligation	1,477	2,780
Notes Payable	6,446	69
Less current portion	(2,944)	(2,606)
	$63,828	$54,714

The Senior Notes, of which there is $36.1 million in principal amount outstanding at September 30, 2004, mature on February 1, 2009 and bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009.

The Senior Secured Note, which was initially issued in the principal amount of $40.0 million, accrues interest at a rate of LIBOR plus 0.5% (2.41% at September 30, 2004), and matures in December 2006. Accrued interest on the Senior Secured Note is payable quarterly in cash, or at the Company’s option, may be capitalized and added to outstanding principal. The maturity date of the Senior Secured Note will be automatically extended to coincide with any extension of the expiration date of the warrants, which is extendable for up to an additional 18 months at the option of Deutsche Bank AG - New York, acting through DB Advisors, LLC, as investment advisor (Deutsche Bank). Under the terms of the guaranty and security agreement related to the Senior Secured Note, the Company granted Deutsche Bank a security interest in substantially all of its assets and agreed to certain covenants including limitations on its ability to incur additional indebtedness, incur liens, sell assets and pay dividends. In accordance with the terms of the Senior Secured Note, during the nine months ended September 30, 2004, the Company elected to capitalize and add to the outstanding principal balance interest of approximately $0.4 million, which is reflected as a non-cash operating and financing activity in the Company’s Condensed Consolidated Statement of Cash Flows.

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

As of September 30, 2004, the Company had borrowed approximately $5.4 million under the Merrill Lynch Capital financing arrangement under two credit facilities both with interest rates of 8.6% included under Notes Payable in the above table. In July 2004, approximately $2.1 million of these borrowings was paid directly to a vendor by Merrill Lynch Capital for an equipment acquisition and is reflected on the Company’s Condensed Consolidated Statement of Cash Flows as a non-cash investing and financing activity.

In May 2004, the Company completed financing agreements for various network equipment with Cisco Systems, Inc. These financing agreements were comprised of $1.4 million of equipment capital leases and a $1.6 million note payable exchanged for a 36-month maintenance services agreement. These transactions are reflected on the Company’s Condensed Consolidated Statement of Cash Flows as a non-cash investing and financing activity, and a non-cash operating and financing activity.

During the third quarter of 2003, the Company leased $0.8 million of equipment over a period of 24 months. This transaction is reflected on the Company’s Condensed Consolidated Statement of Cash Flows as a non-cash investing and financing activity.

Interest expense, net for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Interest on Senior Notes	$1,218	$3,210	$3,668	$9,629
Accreted discount on Senior Secured Note	1,412	-	3,990	-
Amortization of deferred financing costs	182	105	521	315
Other interest expense (income), net	261	(166)	673	(403)
	$3,073	$3,149	$8,852	$9,541

11.	Recent Accounting Pronouncements:

In March 2004, the Financial Accounting Standards Board issued Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity instruments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance provided in EITF 03-1 is effective for fiscal years beginning after September 15, 2004, while the disclosure requirements are effective for annual periods ending after September 15, 2004. The Company does not expect the adoption of EITF 03-1 will have a material impact on its financial position, results of operations, or cash flows.
12.	Acquisition of Sentient Group, Inc.:

During the first quarter of 2004, the Company completed its acquisition of the assets and certain of the liabilities of Sentient Group, Inc., a small provider of fully hosted, managed voice and data services for business communications. The acquisition has been accounted for as a purchase and, accordingly, the total estimated purchase price has been allocated to the tangible and intangible assets acquired based on their respective fair values on the acquisition date. The excess of the cash purchase price, $576,000, over the fair value of tangible and intangible net assets acquired was recorded as Goodwill and is included in Other assets, net in the condensed consolidated balance sheet.

13.	Subsequent events:

On October 21, 2004, the Company and SBC California (“SBC”) entered into Amendment No. 1 (the “Amendment”) to the Settlement Agreement between the two parties dated July 28, 2004. The Amendment resolves certain disputes between the two parties. Under the terms of the Amendment, SBC agrees to pay the Company $5,850,000.

On November 11, 2004, the Company announced that it had reached an agreement with Verizon Communications regarding implementation of the FCC’s decision to remove growth caps and the new market rule for dial-up Internet traffic.

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

Introduction

We are a high-value, independent broadband provider of integrated communications services within our target markets. Our customers include Internet service providers and enhanced communications service providers, collectively referred to as service providers, or SPs, and the business enterprise market (enterprise), many of which are communications-intensive users.

We built our facilities-based network to capitalize on the significant growth in Internet usage and in the related demand for local telephone service by SPs, as well as the increasing demand of enterprises for customized and integrated voice and data communications services. We believe the statewide footprint of our network, which encompasses all of the major metropolitan areas of California, provides us with a competitive advantage over incumbent local exchange carriers (ILECs), and other competitive local exchange carriers (CLECs), particularly for SPs. Our ubiquitous network in California enables SPs to provide their business and residential customers with access to Internet, paging and other data and voice services from almost any point in the state through a local call. We believe that our expertise in telecommunications services along with our ability to provide access to the Public Switch Telephone Network (PSTN), regulatory knowledge and back office support in combination with our suite of data and voice services uniquely positions us to take advantage of the sweeping technological changes that are redefining our industry. We believe our ability to enable cable companies, cellular providers and SPs to provide voice and Intranet access to their customers through the use of emerging new access technology such as Wi-Fi, Wi-max, power grids and potentially other superior alternatives may provide us with new growth opportunities over the next few years. We recently announced a new offering, which we refer to as PSTN On-Ramp, that provides access to the Public Switch Telephone Network and all of the related services, including call origination and termination at local and intrastate, interstate, international, toll free and provides local telephone numbers, two-way connectivity and access to multi-rate center coverage from a single Pac-West switching center. These services are targeted at carriers, and providers of enhanced services such as unified messaging, calling cards conferencing, Fax Over IP and Voice Over IP (VoIP). We believe the breadth of our product offerings and the structure of our network enable us to generate high network utilization and strong gross profit margins.

The following table shows our financial performance for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(Dollars in thousands except per share amounts)
Financial performance:
Revenues	$31,652	$30,312	$88,912	$106,550
Net loss	$(3,127)	$(4,314)	$(19,397)	$(5,467)
Basic and diluted net loss per share	$(0.08)	$(0.12)	$(0.53)	$(0.15)

Earnings before interest, net, income taxes, depreciation and amortization (EBITDA) for the quarters ended September 30, 2004 and 2003 was $7.7 million and $6.3 million, respectively. EBITDA for the nine months ended September 30, 2004 and 2003 was $14.4 million and $35.3 million, respectively. Although EBITDA is not a measure of financial performance under generally accepted accounting principles, we believe EBITDA is a common measure used by analysts and investors to evaluate our capacity to meet our obligations. We also use EBITDA as an internal measurement tool and accordingly, we believe that the presentation of EBITDA provides useful and relevant information. The tables below reconcile EBITDA to net cash provided by operating activities for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(Dollars in thousands)
EBITDA	$7,706	$6,315	$14,433	$35,254
Change in operating assets and liabilities	(1,367)	6,944	66	(7,729)
Interest expense, net	(3,073)	(3,149)	(8,852)	(9,541)
Amortization of deferred stock compensation	54	-	149	-
Net cash provided by operating activities	$3,320	$10,110	$5,796	$17,984

We derive our revenues from monthly recurring charges, usage charges and amortization of initial non-recurring charges. We provide services to both retail and wholesale customers. Monthly recurring charges include the fees paid by customers for lines in service and additional features on those lines, as well as equipment collocation services. Usage charges consist of fees paid by end users for each call made, fees paid by our customers as intercarrier compensation for completion of their customers' calls through our network, and access charges paid by carriers for long distance traffic terminated on our network. Initial non-recurring charges consist of fees paid by end users for the installation of our service. These payments and related costs up to the amount of revenues are recognized as revenue and expense ratably over the term of the service contracts, which is generally 24 to 36 months. We recognize revenue when there is persuasive evidence of an arrangement, delivery of the product or performance of the service has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. While we monitor the revenue streams of our various services, the revenue streams share almost all of the various operating expenses. As a result we have determined that we have one reportable operating segment.

We have carrier customers, including ILECs, who pay us to terminate calls originated from their retail customer base to phone numbers on our network. These payments consist of "intercarrier compensation" for local calls, transit traffic and other intercarrier compensation payments, as well as "switched access" payments for termination of long distance calls. Intercarrier compensation payments we receive are a function of the number of calls we terminate, the minutes of use associated with such calls and the rates we are compensated at by the other carriers. Intercarrier compensation payments have historically been a significant portion of our revenues. In accordance with our revenue recognition policy, intercarrier compensation revenue is recognized only when the selling price is fixed and determinable and collectibility is reasonably assured. Intercarrier compensation revenue owed to us, but withheld by ILECs, is recognized as revenue when received. In particular, intercarrier compensation payments accounted for 28.8%, and 38.5% of our total revenues for the nine months ended September 30, 2004 and 2003, respectively. As a result, the failure, for any reason, of one or more ILECs from which we ordinarily receive intercarrier compensation payments to make all or a significant portion of such payments would adversely affect our financial results.

Our right to receive intercarrier compensation payments from ILECs, as well as the right of other CLECs to receive such payments is the subject of numerous regulatory and legal proceedings. For example, in 2003, Verizon and SBC claimed to have adopted the Federal Communications Commission's (FCC) Intercarrier ISP Compensation Order. The FCC ISP Order introduced a series of declining intercarrier compensation pricing tiers for certain locally-dialed minutes of use, at rates starting below the rates previously negotiated in our interconnection agreements (ICAs) with both carriers. The lowest pricing tier specified by the FCC ISP Order was reached on June 15, 2003, and will remain in effect until such time that a replacement FCC order may become effective. Additionally, the FCC ISP Order introduced annual growth limits on the number of compensable minutes of use subject to the FCC’s plan, based on the historic locations and amounts of carrier traffic, as well as the composition and balance of current traffic between carriers. During the later months of 2003, Verizon and SBC withheld intercarrier compensation payments based on their interpretation of the growth cap formula in the FCC ISP Order. On October 8, 2004, the FCC issued a decision to forbear from enforcing the growth limits. However, SBC and Verizon may continue to dispute our invoices to them and withhold intercarrier compensation payments in 2004 and beyond once we have exceeded their calculation of the growth cap.

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

The introduction of broadband and Voice over Internet Protocol (VoIP) could further affect the growth of our existing dial-up access to the Internet and our switched local and long-distance voice products. VoIP utilizes high-speed data networks rather than traditional phone lines to complete calls, offering customers enhanced functionality and potential cost savings over traditional carrier networks. VoIP services are rapidly gaining momentum in the enterprise market as the quality and reliability continue to improve and broadband becomes more affordable. In this regard, in the first quarter of 2004, we acquired substantially all of the assets and assumed certain specific liabilities of Sentient Group, Inc. for approximately $0.6 million in order to develop and market opportunities for the application of VoIP services to the enterprise market. We believe that VoIP services enable geographically dispersed companies to cost-effectively connect multiple locations and teleworkers.

Regulatory uncertainty and competition in the communication services market has resulted in the consolidation of CLECs, a trend we expect to continue. In order to grow our business and better serve our customers, we continue to consider new business models and strategies, including potential acquisitions, divestitures or new business lines. We believe that our ubiquitous network will enable us to successfully compete in the future, but we cannot guarantee that we will be able to sustain continued growth.

Results of Operations

Quarter Ended September 30, 2004 Compared to the Quarter Ended September 30, 2003

Our significant revenue components and operational metrics for the quarters ended September 30, 2004 and 2003 are as follows:

	Three Months Ended
	September 30,
	2004	2003	% Change
	(unaudited)	(unaudited)
	(Dollars in millions)
Revenues:
Intercarrier compensation	$10.8	$7.8	38.5%
Direct billings to SP customers	10.6	12.0	(11.7)%
Direct billings to enterprise customers	4.9	4.6	6.5%
Outbound local and long distance	2.8	3.3	(15.2)%
Dedicated transport	1.1	1.2	(8.3)%
Switched access	1.3	1.2	8.3%
Other	0.2	0.2	-%
Total revenues	$31.7	$30.3	4.6%

Operational metrics:
Minutes of use (in billions)	11.3	11.2	0.9%
DS-0 equivalent lines in service	416,469	425,070	(2.0)%

Consolidated revenues increased 4.6% to $31.7 million in the quarter ended September 30, 2004 from $30.3 million during the same period in 2003. This increase in revenues is primarily due to receiving a $4.8 million settlement from SBC California for various disputes in the third quarter of 2004, included above in intercarrier compensation, partially offset by a lower rate per minute of use for intercarrier compensation in the third quarter of 2004. The revenue per minute we receive for intercarrier compensation decreased from $0.0010 to $0.0007, or 30% due to the June 2003 FCC Intercarrier ISP Order, which SBC implemented in August 2003.

Direct billings to SP customers decreased 11.7% to $10.6 million in the quarter ended September 30, 2004 from $12.0 million during the same period in 2003, primarily due to customers continuing to move towards services billed primarily based upon usage rather than line-based services. In addition to the net decrease in lines in services, the average rate for which we are compensated in our SP contracts is lower in 2004 as compared to 2003 due to the highly competitive pricing pressure of this market.

Direct billings to enterprise customers increased 6.5% to $4.9 million in the quarter ended September 30, 2004 from $4.6 million during the same period in 2003, primarily due to a 13.9% increase in lines in service, which helped offset the lower average revenue per line in 2004 as compared to 2003 due to the highly competitive nature of this market.

Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased 15.2% to $2.8 million in the quarter ended September 30, 2004 from $3.3 million during the same period in 2003. This decline in revenue was principally due to a decrease in the average compensated rate per minute of use resulting from the highly competitive nature of this market.

Dedicated transport revenues decreased 8.3% to $1.1 million in the quarter ended September 30, 2004 from $1.2 million during the same period in 2003 primarily due to lower volumes. Switched access revenues increased 8.3% to $1.3 million in the quarter ended September 30, 2004 from $1.2 million during the same period in 2003 primarily due to an increase in minutes of use.

Minutes of use increased 0.9% to 11.3 billion in the quarter ended September 30, 2004 compared to 11.2 billion during the same period in 2003. Total lines in service decreased 2.0% to 416,469 at September 30, 2004 from 425,070 lines as of September 30, 2003. As our customers continue to move more towards services billed primarily based upon usage rather than line-based services, we anticipate that minutes of use will become a more relevant operational metric than lines in service.

The significant costs and expenses for the quarters ended September 30, 2004 and 2003 are as follows:

	Three Months Ended
	September 30,
	2004	2003	% Change
	(unaudited)	(unaudited)
	(Dollars in millions)
Costs and expenses:
Network expenses	$8.5	$8.8	(3.4)%
Selling, general and administrative	14.5	15.1	(4.0)%
Depreciation and amortization	7.8	9.9	(21.2)%
Restructuring charges	0.1	-	-%
Total costs and expenses	$30.9	$33.8	(8.6)%

Consolidated network expenses decreased 3.4% to $8.5 million in the quarter ended September 30, 2004 from $8.8 million during the same period in 2003. This decrease was primarily due to our ongoing cost reduction efforts.

Consolidated selling, general and administrative expenses decreased 4.0% to $14.5 million in the quarter ended September 30, 2004 from $15.1 million during the same period in 2003 primarily due to reductions in employee related expenses, other than salaries, in 2004, partially offset by increased headcount over 2003.

Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on average asset lives, recognition of technological advancements and understanding of business strategy. Consolidated depreciation and amortization expense decreased 21.2% to $7.8 million in the quarter ended September 30, 2004 from $9.9 million during the same period in 2003. The decrease is primarily due to a replacement of assets at a lower cost and some assets becoming fully depreciated due to the change in estimated useful lives of certain assets, which we made in January 2003.

Restructuring charges was $0.1 million in the quarter ended September 30, 2004. There were no restructuring charges in the quarter ended September 30, 2003. These charges related to adjustments to estimated costs of previously announced restructuring plans, and do not represent new restructuring activities.

Consolidated income from operations was $0.8 million in the quarter ended September 30, 2004 compared to a loss from operations of $3.5 million during the same period in 2003 primarily due to the factors discussed in the preceding paragraphs.

Consolidated interest expense, net was $3.1 million for both quarters ended September 30, 2004 and September 30, 2003, respectively. For the quarters ended September 30, 2004 and 2003, cash paid for interest expense was $2.8 million and $6.5 million, respectively. In December 2003, we successfully completed a financing transaction with Deutsche Bank, which permitted us to reduce our debt level. Interest expense, net for the quarters ended September 30, 2004 and 2003 was as follows:

	Three Months Ended
	September 30,
	2004	2003	% Change
	(unaudited)	(unaudited)
Interest expense, net:	(Dollars in millions)
Interest on Senior Notes	$1.2	$3.2	(62.5)%
Accreted discount on Senior Secured Note	1.4	-	-%
Amortization of deferred financing costs	0.2	0.1	100.0%
Other interest expense (income), net	0.3	(0.2)	(250.0)%
	$3.1	$3.1	(0.0)%

Consolidated net loss was $3.1 million in the quarter ended September 30, 2004 compared to a net loss of $4.3 million during the same period in 2003, primarily due to the factors discussed in the preceding paragraphs.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Our significant revenue components and operational metrics for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended
	September 30,
	2004	2003	% Change
	(unaudited)	(unaudited)
	(Dollars in millions)
Revenues:
Intercarrier compensation	$25.6	$41.0	(37.6)%
Direct billings to SP customers	32.1	33.1	(3.0)%
Direct billings to enterprise customers	14.5	12.5	16.0%
Outbound local and long distance	8.7	9.8	(11.2)%
Dedicated transport	3.2	4.3	(25.6)%
Switched access	4.2	4.8	(12.5)%
Other	0.6	1.1	(45.5)%
Total revenues	$88.9	$106.6	(16.6)%

Operational metrics:
Minutes of use (in billions)	32.8	30.6	7.2%
DS-0 equivalent lines in service	416,469	425,070	(2.0)%

Consolidated revenues decreased 16.6% to $88.9 million in the nine months ended September 30, 2004 from $106.6 million during the same period in 2003. This decrease in revenues is primarily the result of a decrease of $15.4 million in intercarrier compensation revenue. The decrease reflects total settlements received in 2003 of approximately $10.0 million from SBC California and Verizon Communications, included above in intercarrier compensation. In addition, the revenue per minute we receive for intercarrier compensation, decreased from $0.0010 to $0.0007, or 30%, due to the June 2003 FCC Intercarrier ISP Order, which SBC implemented in August 2003. The decrease in revenues was partially offset by the $4.8 million settlement from SBC California for various disputes in the third quarter of 2004 included above in intercarrier compensation revenue.

Direct billings to SP customers decreased 3.0% to $32.1 million in the nine months ended September 30, 2004 from $33.1 million during the same period in 2003, primarily due to customers continuing to move towards services billed primarily based upon usage rather than line-based services. In addition to the net decrease in lines in services, the average rate for which we are compensated in our SP contracts is lower in 2004 as compared to 2003 due to the highly competitive pricing pressure of this market.

Direct billings to enterprise customers increased 16.0% to $14.5 million in the nine months ended September 30, 2004 from $12.5 million during the same period in 2003, primarily due to a 13.9% increase in lines in service, which helped offset the lower average revenue per line in 2004 as compared to 2003 due to the highly competitive nature of this market.

Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased 11.2% to $8.7 million in the nine months ended September 30, 2004 from $9.8 million during the same period in 2003. This decline in revenue was principally due to a decrease in the average compensated rate per minute of use resulting from the highly competitive nature of this market.

Dedicated transport revenues decreased 25.6% to $3.2 million in the nine months ended September 30, 2004 from $4.3 million during the same period in 2003 primarily due to lower volumes. Switched access revenues decreased 12.5% to $4.2 million in the nine months ended September 30, 2004 from $4.8 million during the same period in 2003 primarily due to lower rates per minute of use.

Minutes of use increased 7.2% to 32.8 billion in the nine months ended September 30, 2004 from 30.6 billion during the same period in 2003. As our customers continue to move more towards usage-based rather than line-based services, we anticipate that minutes of use will become a more relevant operational metric than lines in service. Total lines in service decreased by 2.0% to 416,469 at September 30, 2004 from 425,070 lines as of September 30, 2003.

The significant costs and expenses for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended
	September 30,
	2004	2003	% Change
	(unaudited)	(unaudited)
	(Dollars in millions)
Costs and expenses:
Network expenses	$30.2	$26.5	14.0%
Selling, general and administrative	43.0	44.6	(3.6)%
Depreciation and amortization	24.9	33.9	(26.5)%
Restructuring charges	0.5	0.1	400.0%
Total costs and expenses	$98.6	$105.1	(6.2)%

Consolidated network expenses increased 14.0% to $30.2 million in the nine months ended September 30, 2004 from $26.5 million during the same period in 2003. This increase was primarily due to the receipt of more negotiated supplier credits in 2003 than in 2004 and by increased point of interface expense incurred in 2004.

Consolidated selling, general and administrative expenses decreased 3.6% to $43.0 million in the nine months ended September 30, 2004 from $44.6 million during the same period in 2003. This decrease was primarily due to reductions in employee related expenses, other than salaries, lower maintenance expenses incurred on our network equipment and lower professional fees in 2004, partially offset by increased headcount over 2003. Selling, general and administrative expenses were 48.4% and 41.8% of revenues for the nine months ended September 30, 2004 and 2003, respectively.

Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on average asset lives, recognition of technological advancements and understanding of business strategy. Consolidated depreciation and amortization expense decreased 26.5% to $24.9 million in the nine months ended September 30, 2004 from $33.9 million during the same period in 2003. The decrease is primarily due to a replacement of assets at a lower cost and some assets becoming fully depreciated due to the change in estimated useful lives of certain assets, which we made in January 2003. The change in estimated useful lives in January 2003 resulted in additional depreciation expense of approximately $2.5 million.

Restructuring charges were $0.5 million in the nine months ended September 30, 2004 and $0.1 million during the same period in 2003. These charges related to adjustments to estimated costs of previously announced restructuring plans, and do not represent new restructuring activities.

Consolidated loss from operations was $9.7 million in the nine months ended September 30, 2004 compared to income from operations of $1.4 million during the same period in 2003, primarily due to the factors discussed in the preceding paragraphs.

Consolidated interest expense, net decreased 6.3% to $8.9 million in the nine months ended September 30, 2004 from $9.5 million during the same period in 2003. For the nine months ended September 30, 2004 and 2003, cash paid for interest expense was $5.4 million and $13.2 million, respectively. In December 2003, we successfully completed a financing transaction with Deutsche Bank, which permitted us to reduce our debt level. Our interest expense, net was as follows:

	Nine Months Ended
	September 30,
	2004	2003	% Change
	(unaudited)	(unaudited)
Interest expense, net:	(Dollars in millions)
Interest on Senior Notes	$3.7	$9.6	(61.5)%
Accreted discount on Senior Secured Note	4.0	-	-%
Amortization of deferred financing costs	0.5	0.3	66.7%
Other interest expense, net	0.7	(0.4)	(275.0)%
	$8.9	$9.5	(6.3)%

Consolidated net loss was $19.4 million in the nine months ended September 30, 2004 compared to net loss of $5.5 million during the same period in 2003, primarily due to the factors discussed in the preceding paragraphs.

Quarterly Operating and Statistical Data:

The following tables summarize the unaudited results of operations as a percentage of revenues for the three and nine months ended September 30, 2004 and 2003. The following data should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated Statements of Operations Data:

Revenues	100.0%	100.0%	100.0%	100.0%
Network expenses	27.0%	29.1%	33.9%	24.9%
Selling, general and administrative expenses	45.7%	50.0%	48.3%	41.9%
Depreciation and amortization expenses	24.5%	32.5%	28.1%	31.8%
Restructuring charges	0.4%	-%	0.6%	0.1%
(Loss) income from operations	2.5%	(11.7)%	(10.9)%	1.3%
Net loss	(9.9)%	(14.2)%	(21.8)%	(5.1)%

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

	Three Months Ended
	2004			2003
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Ports equipped	998,400	998,400	998,400	998,400	998,400	998,400
Quarterly minutes of use switched (in billions)	11.3	10.2	11.3	11.1	11.2	10.0
Lines in service to date	416,469	415,737	407,394	428,192	425,070	403,751
Capital additions (in thousands)	$5,201	$3,488	$689	$1,046	$1,504	$1,713
Employees	392	398	389	372	371	402

Liquidity and Capital Resources:

Sources and uses of cash. At September 30, 2004 cash, cash equivalents and short-term investments decreased to $34.0 million from $34.7 million at December 31, 2003. The decrease was primarily due to the payment of both of our semi-annual interest payments on our 13.5% Senior Notes and purchases of property and equipment, partially offset by proceeds of notes payable, discussed in more detail below.

Net cash provided by operating activities was $5.8 million for the nine months ended September 30, 2004 as compared to $18.0 million for the same period ended in 2003. This decrease was primarily due to a higher net loss as discussed above. In May 2004, we completed a financing agreement for a $1.6 million note payable exchanged for a 36-month maintenance services agreement. During 2004, we capitalized interest of $0.4 million on our Senior Secured Note. These transactions are reflected on our Condensed Consolidated Statement of Cash Flows as a non-cash operating and financing activities

Net cash used in investing activities was $19.4 million for the nine months ended September 30, 2004 compared to net cash provided by investing activities of $25.3 million during the same period in 2003. We purchased $13.1 million of short-term investments, net in the nine months ended September 30, 2004 whereas we redeemed $29.2 million of short-term investments in the same period in 2003. Purchases of property and equipment increased to $5.9 million during the nine months ended September 30, 2004 as compared to $3.9 million during the same period in 2003.

In July 2004, Merrill Lynch Capital paid approximately $2.1 million of Merrill Lynch Capital borrowings directly to a vendor for an equipment acquisition. In addition, in May 2004, we completed financing agreements for various network equipment with Cisco Systems, Inc. of approximately $1.4 million. These transactions are reflected on our Condensed Consolidated Statement of Cash Flows as a non-cash investing and financing activities.

Net cash provided by financing activities was $31,000 for the nine months ended September 30, 2004 compared to cash used in financing activities of $10.0 million during the same period in 2003. In the nine months ended September 30, 2003, we made the final payment of $4.2 million relating to our then outstanding Fiber IRU liability and did not make any similar payments in 2004. We also made capital lease payments of $2.5 million and $5.3 million in the nine months ended September 30, 2004 and 2003, respectively. We generated cash of approximately $3.3 million and $0.5 million from proceeds of notes payable in the nine months ended September 30, 2004 and 2003, respectively.  As described above, notes payable includes approximately $3.7 million of non-cash financing activities, the Senior Secured Note includes approximately $0.4 million of non-cash financing activities, and the capital lease obligation includes approximately $1.4 million of non-cash financing activities.

Cash requirements. The telecommunications service business is capital intensive. Our operations have required substantial capital investment for the design, acquisition, construction and implementation of our network. In April 2004, we announced that we had selected Tekelec, a leading developer of telecommunications products for next-generation fixed, mobile, and packet networks, as our switching and signaling supplier for our first next generation network switch. In addition we completed a modem replacement program in the first quarter of 2004, which we expect will provide us with increased operational efficiencies. In September 2004, we announced the launch of PSTN On Ramp, which is the first in a planned suite of services we believe will capitalize on our unique network architecture. PSTN On Ramp provides access to the public switch network and all the related services, including call origination and termination, provides local telephone numbers, two-way connectivity and access to multi-rate center. We continue to seek further ways to enhance our infrastructure in 2004 and beyond. These projects and our business plan, as currently contemplated, anticipate capital expenditures, excluding acquisitions, of approximately $15 million in the next twelve months. However, the actual cost of capital expenditures will depend on a variety of factors. Accordingly, our actual capital requirements may exceed, or fall below, the amount described above.

During the normal course of business, we may enter into agreements with some suppliers, which allow these suppliers to have equipment or inventory available for purchase based upon criteria as defined by us. As of September 30, 2004, we did not have any material future purchase commitments to purchase equipment from any of our vendors.

Debt outstanding.  At September 30, 2004 and December 31, 2003, long-term debt and capital lease obligations consist of the following:

	September 30,	December 31,
	2004	2003
	(Dollars in millions)
Senior Notes	$36.1	$36.1
Senior Secured Note	22.7	18.3
Capital lease obligation	1.5	2.8
Notes Payable	6.4	0.1
Less current portion	(2.9)	(2.6)
	$63.8	$54.7

The Senior Notes, of which there is $36.1 million in principal amount outstanding at September 30, 2004, bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009.

The Senior Secured Note, with a principal amount of $40.0 million, was issued at a significant discount and accrues interest at a rate of LIBOR plus 0.5% (2.41% at September 30, 2004), and matures in December 2006. Accrued interest on the Senior Secured Note is payable quarterly in cash, or at our option, may be capitalized and added to outstanding principal. The maturity date of the Senior Secured Note will be automatically extended to coincide with any extension of the expiration date of the warrants, which is extendable for up to an additional 18 months at the option of Deutsche Bank AG - New York, acting through DB Advisors, LLC, as investment advisor (Deutsche Bank). Under the terms of the guaranty and security agreement related to the Senior Secured Note, we granted Deutsche Bank a security interest in substantially all of our assets and agreed to certain covenants including limitations on our ability to incur additional indebtedness, incur liens, sell assets and pay dividends. In accordance with the terms of the Senior Secured Note, during the nine months ended September 30, 2004 we elected to capitalize and add to principal interest of approximately $0.4 million, which is reflected as a non-cash operating and financing activity in our Condensed Consolidated Statement of Cash Flows.

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

As of September 30, 2004, we had borrowed approximately $5.4 million under the Merrill Lynch Capital financing arrangement under two credit facilities both with interest rates of 8.6% included under Notes Payable in the above table. In July 2004, approximately $2.1 million of these borrowings was paid directly to a vendor by Merrill Lynch Capital for an equipment acquisition and is reflected on our Condensed Consolidated Statement of Cash Flows as a non-cash investing and financing activity.

In May 2004, we completed financing agreements for various network equipment with Cisco Systems, Inc. These financing agreements were comprised of $1.4 million of equipment capital leases and a $1.6 million note payable exchanged for a 36-month maintenance services agreement. These transactions are reflected on our Condensed Consolidated Statement of Cash Flows as a non-cash investing and financing activity, and a non-cash operating and financing activity.

During the third quarter of 2003, we leased $0.8 million of equipment over a period of 24 months. This transaction is reflected on our Condensed Consolidated Statement of Cash Flows as a non-cash investing and financing activity.

Future uses and sources of cash. Our principal sources of funds for 2004 are anticipated to be current cash and short-term investment balances and cash flows from operating activities. As of September 30, 2004, we have available $4.6 million under our secured financing arrangement with Merrill Lynch Capital, however Merrill Lynch Capital has no obligation to fund future credit facilities under this secured financing arrangement. We believe that our existing sources of funds will provide us with sufficient liquidity and capital resources for us to fund our business plan for the next 12 months. No assurance can be given, however, that this will be the case. As currently contemplated, we expect to fund, among other things:

•    total debt interest payments of approximately $6 million on the Senior Notes, the Senior Secured Note assuming an interest rate of 2.4% and our expected election to defer some of the quarterly interest payments, other notes and capital leases;

•    anticipated capital expenditures of approximately $15 million; and

•    notes payable and capital lease payments of approximately $3 million.

The foregoing statements do not take into account (i) acquisitions, which, if made, are expected to be funded through a combination of cash and equity (ii) divestitures (iii) the repurchase of any of our remaining outstanding Senior Notes or (iv) changes in interest rates. Depending upon our rate of growth and profitability, among other things, we may require additional equity or debt financing to meet our working capital requirements or capital needs. There can be no assurance that additional financing will be available when required, or, if available, will be on terms satisfactory to us. Key factors which could affect our liquidity include:

•	future demand of our services;
•	financial stability of our customers;
•	outcomes of regulatory proceedings involving intercarrier compensation;
•	capital expenditures;
•	debt payments;
•	capital lease repayments; and
•	interest expense on debt.

The guaranty and security agreement related to the Senior Secured Note contains various covenants, which among other things restrict our ability to borrow future amounts, early repay future borrowings and restrict our ability to pay dividends or repurchase our common stock.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At September 30, 2004, we had an outstanding $40.0 million principal amount of Senior Secured Notes payable. These notes are at a rate of LIBOR plus 0.5%, which was 2.41% at September 30, 2004. A hypothetical 1% point increase in short-term interest rates would reduce the annualized income before tax by approximately $0.4 million as a result of higher interest expense.

Additionally, we are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. The majority of our surplus cash is invested in cash equivalents with original maturities of less than three months. A hypothetical 1% decrease in short-term interest rates would reduce the annualized pretax interest income on our $34.0 million cash, cash equivalents and short-term investments at September 30, 2004 by approximately $0.3 million.

ITEM 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's “disclosure controls and procedures” (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, together with the other members of management participating in the evaluation, concluded that the Company is in compliance with the requirements of Rule 13a-15(a) of the Exchange Act and that the Company's disclosure controls and procedures are effective.

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

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 8 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q and “Management's Discussion and Analysis of Financial Condition and Results of Operations—Introduction” for a description of certain legal proceedings involving the Company.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.87	Agreement regarding compensation on change of control dated August 17, 2004, made by and between the Company and Wayne Bell, Vice President Sales and Marketing.

10.88	Agreement regarding compensation on change of control dated August 17, 2004, made by and between the Company and H. Ravi Brar, Chief Financial Officer.

10.89	Agreement regarding compensation on change of control dated August 17, 2004, made by and between the Company and Michael Hawn, Vice President Customer Network Services.

10.90	Agreement regarding compensation on change of control dated August 17, 2004, made by and between the Company and John Sumpter, Vice President Regulatory.

10.91	Amendment No. 1 to the Settlement Agreement between the Company and SBC California dated October 19, 2004.

31.1	Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by H. Ravi Brar, Chief Financial Officer and Vice President Human Resources pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by H. Ravi Brar, Chief Financial Officer and Vice President Human Resources pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

Current Report on Form 8-K dated July 28, 2004 and furnished under Item 12 of the report and containing a copy of our press release dated July 28, 2004 titled “Pac-West Telecomm Announces Second Quarter 2004 Results.”

Current Report on Form 8-K dated July 28, 2004 and furnished under Item 9 of the report and containing a copy of our press release dated July 28, 2004 titled “Pac-West Enters into Settlement Related to Various Claims and Disputes With SBC California.”

Current Report on Form 8-K dated August 16, 2004 and filed under Item 4 of the report containing that the Audit Committee of the Board of Directors of the Company dismissed KPMG LLP as our independent accountants, and approved the engagement of BDO Seidman, LLP as our independent accountants for the fiscal year ended December 31, 2004.

Current Report on Form 8-K dated September 10, 2004 and filed under Item 3.01 of the report and containing a copy of our press release dated September 13, 2004 titled “Pac-West Telecomm Receives Nasdaq Notification.” We received notification from The Nasdaq Stock Market indicating that for the last 30 consecutive business days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Markeplace Rule 4310(c)(4).

Current Report on Form 8-K dated September 21, 2004 and filed under Item 5.03 of the report and containing a copy of our amended and restated bylaws.

Note: ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2004.

PAC-WEST TELECOMM, INC.

/s/ Henry R. Carabelli
_____________________________
Henry R. Carabelli
President and Chief Executive Officer

/s/ H. Ravi Brar
______________________________
H. Ravi Brar
Chief Financial Officer and Vice President Human Resources

