Form 10-K
period 2004-12-31
PAC-WEST TELECOMM INC
filed 2005-03-30
CIK 1071598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

    At June 30, 2004 the aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on June 30, 2004 of $1.10 as reported on the Nasdaq National Market System, was approximately $26.2 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 16, 2005, the Registrant had outstanding 36,817,527 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Pac-West Telecomm, Inc.’s Proxy Statement, to be delivered to its shareholders in connection with its Annual Meeting of Shareholders to be held June 21, 2005, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated by reference into Items 10 through 14 of Part III of this Annual Report on Form 10-K.

PAC-WEST TELECOMM, INC.

2004 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

      The terms “the Company,” “Pac-West,” “we,” “our,” “us,” and similar terms as used in this Form 10-K, refer to Pac-West Telecomm, Inc.

Our Company

      We were incorporated in May 1996 in the State of California. Our predecessor (also known as Pac-West Telecomm, Inc.), which transferred its telephone division to our Company effective September 30, 1996, began offering long distance service in 1982, and local service in 1996, in California. We have evolved into a high-value independent provider of integrated communication solutions that enable communication providers to use our network and services as an alternative to building and maintaining their own network. Our customers currently include Internet service providers (ISP), enhanced communication service providers (ESPs) and other direct providers of communication services to business or residential end-users, collectively referred to as service providers (SPs).

      We built our facilities-based network to capitalize on the significant growth in Internet usage and in the related demand for local telephone service by SPs, as well as the increasing demand of small and medium business enterprise market (Enterprise) for customized and integrated voice and data communication services. We believe the statewide footprint of our network, which encompasses all of the major metropolitan areas of California, provides us with a competitive advantage over incumbent local exchange carriers (ILECs), and competitive local exchange carriers (CLECs). Our ubiquitous network in California and our growing networks in Arizona, Nevada, Oregon and Washington, enable SPs to provide their end-users with access to Internet, paging and other data and voice services from almost any point in the state through a local call. We believe the breadth of our product offerings and the structure of our network enables us to generate high network utilization.

      In response to our evolving business model, which as described above, is focused on providing communication solutions to other communication providers, on March 11, 2005, we sold the majority of our enterprise customer base to U.S. TelePacific Corp.(TelePacific) while retaining our associated network assets. Under the terms of this transaction, TelePacific acquired certain assets and assumed certain liabilities associated with our enterprise customer base in exchange for $26.9 million in cash. In addition, we entered into a transition service agreement with TelePacific that, among other things, obligates us to provide certain transition services to TelePacific at our estimated cost, for up to a one-year period subject to extension for two additional three-month periods.

Markets

      We believe increased demand for access to the Internet, the desire for one-stop integrated communication services by end-users and new communications technologies such as voice over Internet protocol (VoIP) continue to present significant growth opportunities for us.

      Traditional dial-up access to the Internet, although a mature technology, remains a large target market for us. Major segments of this market may experience migration to broadband access technologies where available and competitively priced. While we remain focused on serving the needs of our customers who provide dial-up access to their end-users, with the evolution of new technologies, many new Internet protocol (IP) applications are now available, such as VoIP, which have presented us with new product development and sales opportunities. We are developing and overlaying new products and services that take advantage of these new technologies to further increase the utilization of our network.

      One of our first overlay products was our Dial Broadband solution. This product enables the end user to experience dial up speeds up to two to three times faster than traditional dial up. This higher speed alternative has helped our customers target end-user segments in rural locations which have difficulties obtaining high speed Internet access. In 2004 we launched a new partnership program to help our ISP customers select and deploy the dial acceleration solution of their choice through our pre-screened network of industry leading acceleration providers.

      During 2004, we launched PSTN On Ramp as the first in a series of offerings that enables the rapid delivery of next generation services. PSTN On Ramp provides SPs and other communication companies, such as VoIP providers, local telephone numbers and call origination and termination by interconnecting through our network to the public switch telephone network (PSTN). In addition we offer other services to SPs, such as VoiceSource. VoiceSource provides a single source for the key components required to deliver IP-based local phone service, including local telephone numbers, access to the PSTN, and the ability to update end-user information in industry databases such as 911 and directory listing services so these providers do not have to invest in extensive internal infrastructure and systems. PSTN On Ramp is a component of VoiceSource.

      With the sale of our enterprise customer base to TelePacific in March 2005, we will no longer be focusing our efforts on directly serving the enterprise market, but rather on serving communication providers. Communication providers such as SPs, cable television companies, cellular carriers and other organizations, which desire access to the PSTN for their enterprise and residential end-users, will be able to use our network. This will enable communication providers to avoid the cost of building and maintaining their own network to meet their end-user needs. We believe that we provide a more comprehensive and cost-effective alternative to using the ILECs’ networks. In addition, we believe that this approach to serving the enterprise market is more efficient for us than serving the enterprise market directly.

Network

      We built our facilities-based network to capitalize on the significant growth in demand for Internet access and data and voice communications in addition to the increasing demands of enterprise businesses for customized, integrated communications services. We use a “smart-build” strategy, building and owning intelligent components of our network while leasing high capacity digital loops and transport lines from other carriers. We believe that this strategy provides us with significant cost and time-to-market advantages over competitors that own both their switches and access networks. By owning our switches, we can configure our network to provide high performance, high reliability and cost-effective solutions for our customers’ needs. By leasing our transport lines, we can reduce up-front capital expenditures, rapidly respond to increased demand, and provide low-cost redundancy. In addition to leasing our transport lines, we have an Indefeasible Right of Use (IRU) agreement, which expires in 2020 with a purchase option for dedicated fiber optics circuits of OC-48 capacity connecting the major metropolitan areas within California, which are high volume markets for us.

      Our ubiquitous network in California enables SPs to provide their enterprise and residential customers with access to Internet, paging and other data and voice services from almost any point in the state through a local call. In this way, our customers can achieve statewide coverage with significantly lower capital and operating expenses. We currently aggregate and concentrate all of our network traffic into our high volume switching sites, called SuperPOPs. Our switching sites offer SPs highly reliable, tandem switching and the option to build lower cost networks by collocating equipment at our switching sites rather than in each local access and transport area (LATA) from which they can originate and terminate local, long distance and international calls. Our network includes digital connections in all LATAs in California as well as in key LATAs in Nevada, Washington, Oregon and Arizona. In addition, our interconnection arrangements and statewide leased transport network allow SPs to obtain coverage throughout the West Coast at local calling rates, which reduces switching and transmission costs.

      We believe that our network’s broad market coverage results in:

•	high volume of communications traffic both originating and terminating on our network, which supports strong operating margins;

•	enhanced reliability at competitive prices;

•	the ability to leverage our investment in high capacity switching equipment and electronics; and

•	the opportunity for our network to provide backhaul carriage for other telecommunications service providers, such as long distance and wireless carriers.

      As of December 31, 2004, we had an installed capacity of more than 1 million ports in California, Nevada, Washington and Arizona.

      Switching Platform. We currently own and operate eleven Alcatel digital tandem switches in or near Los Angeles (three switches), Oakland (three switches) and Stockton (two switches), California with one switch each in Las Vegas, Nevada, Phoenix, Arizona and Seattle, Washington and one Tekelec 9000 Digital Switching System tandem/end office (Next Gen Switch) in Los Angeles. Although the Alcatel switches we use are no longer in production, on-going maintenance and support for our switches is still provided to us by Alcatel. Our tandem switches have high call carrying capacity and multiple path call routing capabilities. Tandem switches are ideally suited for handling the high call volumes and long duration times involved in serving SP customers. Our switching platforms combined with the intelligence of our customized call processing software and adjunct processors enable us to:

•	deploy features and functions quickly throughout our entire network;

•	expand switch and transport capacity in a cost-effective, demand-based manner; and

•	our Next Gen Switch supports leading edge products and interfaces, such as Session Initiation Protocal (SIP).

      Transmission Capacity. We currently lease our transmission facilities from inter-exchange carriers, ILECs and CLECs. We generally seek to lease fiber optic transmission facilities from multiple sources in each of our markets. In addition, as discussed above, we have purchased long-term rights of use and operate a high capacity fiber IRU connecting the major metropolitan areas within California.

      Interconnection. We have established interconnection agreements (ICAs) with certain ILECs. The Telecommunications Act of 1996 requires ILECs to enter into ICAs with CLECs and other competitors and requires state Public Utilities Commissions (PUCs) to arbitrate such agreements if the parties cannot reach agreement. The ICAs govern, among other items, intercarrier compensation agreements for the exchange of local and local toll calls between the parties. We presently have interconnection agreements with:

•	Pacific Bell Telephone Co., d/b/a SBC California (SBC);

•	Verizon California, Inc. (Verizon);

•	Citizens Telecommunication Company of California, Inc.;

•	Roseville Telephone Co. in California;

•	Central Telephone Company (d/b/a Sprint of Nevada);

•	Cox California Telcom, LLC;

•	AT&T Wireless Services, Inc. in California;

•	Nevada Bell in Nevada;

•	U.S. West Communications, Inc. (Qwest) in Washington, Oregon, and Utah;

•	GTE Northwest, Inc. (Verizon) in Washington and Oregon;

•	U.S. West Communications, Inc. (Qwest) in Arizona; and

•	Sprint Spectrum L.P (network-wide).

      As described below under “— Significant Relationships,” we derive a significant portion of our revenues from intercarrier compensation payments under ICAs. In addition, as described below under “— Regulation,” intercarrier compensation payments and the terms of the ICAs are regularly the subject of disputes among the parties to such agreements.

Strategy

      We have positioned ourselves as a high-value, independent provider of integrated communications solutions that enable SPs to use our network and services as an alternative to building and maintaining their own network. We believe that providing superior levels of customer service and network reliability with a competitive cost structure, is key to continuing to attract and retain customers. In addition, we are committed to reducing our expenses and offering value-added support services that enable our customers to be more successful in serving their end-users. Our goal is to build on our momentum by pursuing the following initiatives:

      Continue to emphasize superior customer service. Our goal is to fully understand our customer needs and to be recognized as the industry leader for customer service. We believe our focus on superior customer service on a company-wide basis provides us with the ability to sustain high levels of customer loyalty and allows us to achieve benchmark industry levels of customer retention and contract renewal. We have internally branded this level of service as “Five Star.”

      Grow the SP base through sales and services. We are a leading provider of dial up Internet access in our target markets. In California, we believe we provide our SP customers with the underlying infrastructure utilized by over 20% of the state’s dial up Internet subscribers. While the demand for Internet access in our target markets continues to grow, migration to broadband Internet access where available and competitively priced has resulted in a slowing of dial-up Internet access growth in recent years. In spite of this market environment, we have continued to achieve significant growth in minutes of use primarily due to what we believe is our superior value proposition created by our coverage and service reliability. Furthermore, in order to inspire loyalty and to increase usage across our network, we provided new service options to assist our SP customers with identifying operational improvements. These new options provide new revenue opportunities to sell to their retail customers.

      Enable our customers to serve their end-users. We believe our customers need technologically advanced communications systems along with high quality bundled local, long distance, data and other enhanced services and/or innovative new services such as VoIP to meet the growing demand for advanced communication services by end-users. We believe our expertise in designing and implementing network infrastructure and support services allow our customers to avoid the cost of building and maintaining their own network to meet their end-user needs. Federal Communications Commission (FCC) annual reports indicate that the ILECs have a dominant share of the market in most telecommunication markets in California. We believe that we provide a more comprehensive and cost-effective alternative to using the ILECs’ networks. We intend to continue our efforts to become an enabler of integrated communications services so our customers may provide innovative and competitive offerings to their end-users.

      Develop or acquire the next market opportunity. We are constantly exploring methods of entering new markets and providing new services. An example, is our VoiceSource product offering, which provides a single source for the key components required to deliver IP-based local phone service, including local telephone numbers, access to the PSTN, and the ability to update end-user information in industry databases such as 911 and directory listing so these providers do not have to invest in extensive internal infrastructure and systems.

      Upgrade our infrastructure. We have built one of the most comprehensive and reliable networks in California. We carry over 120 million minutes of voice and data traffic per day and an estimated 20% of the dial-up Internet traffic in California. Through our SP customers, millions of people rely on us every day to access the Internet and other voice and data services through a local dial-up number. Network reliability is critical to our customers. In December 2004, we deployed our first Next Gen Switch. This marked the beginning of Pac-West’s multi-year transition to a packet-based switching platform. In addition to cost savings, capacity expansion and the ability to deliver new services with Class 4/5 functionality, the Next Gen Switch supports a “cap-and-grow” model, enabling us to quickly and easily add capacity as needed. Also during 2004 we added Lucent Technologies modems to our network infrastructure, which not only provides us with additional dial-up capacity, but further positions us to capitalize on various VoIP transport solutions. We continue to seek further ways to enhance our infrastructure during 2005 and beyond.

Products and Services

      Our products and services are designed to appeal to targeted telecommunications needs of SPs. The following is a summary of certain of our key products and service offerings to our SP customers:

      Dial Access Services. Provides incoming call access lines, modems, routers, and authentication services. This product provides SP customers with a non-capital intensive means of quickly establishing local points of presence throughout our coverage area. This service can be delivered through a fixed monthly recurring charge, or as a pay as you go, usage based model. As a service option, we provide customer facing reporting tools that allow our customers to effectively manage their traffic patterns that traverse our network.

      Dial Broadband. A web acceleration service that more than doubles the speed of an end-user’s dial-up connection with no additional hardware or software required by end users.

      Collocation. Collocation enables our customers to install their equipment in any or all of our switch facilities and interconnect directly to our central office switching, transport and data equipment. Collocated equipment is protected by the same cooling power back-up and security systems protecting our switches. An SP’s ability to collocate equipment at a limited number of sites, rather than in each LATA, reduces their capital expenditures and maintenance requirements. We receive monthly rental revenue from the SP for the space and power used.

      High-Volume Multi-Rate Center Local Service. This service offers our customers the ability to establish local points of presence (POPs) throughout our network with minimal capital investment, which dramatically expands their coverage, while at the same time reduces their overall costs.

      Content Acceleration Marketplace Program (AMP). In 2004, we launched a new partnership program to help ISPs select and deploy the dial acceleration solution of their choice through our pre-screened network of industry leading acceleration providers.

      PSTN On Ramp. In 2004, we launched PSTN On Ramp as the first service in a series of offerings that will enable the rapid delivery of next generation services. These services expand our service offerings to the existing customer base, as well as reach new customer segments. Targeted at sub segments of the ESP market, this offering attracts carriers and providers of enhanced services such as unified messaging, calling cards, conferencing, Fax over IP, and VoIP. PSTN On Ramp provides local telephone numbers and call origination and termination between these service providers and the PSTN through cost effective interconnection to our network. PSTN On Ramp is a component of VoiceSource.

      VoiceSource. In 2005, we began to offer VoiceSource, which provides a single source for the key components required to deliver IP-based local phone service, including local telephone numbers, access to the PSTN, and the ability to update end-user information in industry databases such as 911 and directory listing services without investing in extensive internal infrastructure and systems.

      We no longer offer the following services as a result of the sale of our enterprise customer base to TelePacific:

      Direct Digital Telephone Service (DDTS). This service was an integrated solution for enterprise businesses consisting of system design, equipment installation and maintenance combined with voice and data communications services. For a monthly fee, we offered feature-rich digital telephone sets bundled together with local and long distance services, Centrex-type direct inward dialing, voice mail and maintenance. Additionally, our Data Advantage and Data Advantage Internet services were commonly added to this bundled service.

      Facilities Based Dial Tone (FBDT). This service was marketed toward enterprise businesses that already own their phone system. For a monthly fee, we provided these customers with an integrated solution of voice and data services, typically consisting of local and long distance services, data transport and Internet access services.

      Integrated Access Service (IAS). This service was targeted at enterprise businesses that currently had analog telephone service, such as a key system or Centrex service. IAS offered these customers a cost-effective solution for receiving integrated voice and Internet services over a single T-1. Based upon customer demand we had upgraded the ability for customers to interconnect multiple small and large offices into private data networks.

Sales and Marketing

      Sales. We have an experienced direct sales force, focusing on consultative sales practices within the SP markets. Through their telecommunication backgrounds, they each have a strong sales foundation within our existing and target markets. We continue to attract and retain highly qualified salespeople by offering them an opportunity to work with an experienced management team in an entrepreneurial environment and to participate in the potential economic rewards made available through a results-oriented compensation program that emphasizes sales commissions. With the support of our account managers, our sales teams are able to focus their efforts on the revenue growth and retention of our customers.

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

      Customer and Technical Service. We believe that our ability to consistently deliver superior customer and technical service is a key factor in acquiring new customers and maximizing retention of existing customers. We have developed a customer service strategy designed to effectively meet the service requirements of our target customers. The assigned account managers for each customer provides the first line of customer service by identifying and resolving any customer concerns through real time problem identification and resolution. Our account managers are also supported by our experienced engineering and technical staff that are available to meet customer requests as needed.

Customers

      We focus on providing integrated communications services to SPs, many of which are communications-intensive users. SP customers offer Internet access, unified messaging platforms, pre-paid platforms, fax mail services, and voice mail services to their end-users. The characteristics of this market segment offer us the potential to increase our billed minutes of use and improve the utilization of our network resources.

      SP revenues do not include intercarrier compensation. Intercarrier compensation consists of revenues earned by terminating calls on our network sent to us by other telecommunication carriers and long distance services, dedicated transport services and transit traffic. Intercarrier compensation payments are a function of the number of calls we process, the minutes of use associated with such calls and the rates we are compensated at by the associated carriers. As described below under “— Significant Relationships,” intercarrier compensation payments have historically been a significant portion of our revenues .

Financial Information about Industry Segments

      We operate in a single industry segment, telecommunications services. Based on criteria established by Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have determined that we have one reportable operating segment. While our chief decision-maker monitors the revenue streams of various services, the revenue streams share many expenses such as leased transport charges and circuits. In addition, operations are managed and financial performance is evaluated based upon the delivery of multiple services over common networks and facilities. This allows us to leverage our costs in an effort to maximize return. As a result, the revenue streams share almost all of the various operating expenses. Because we believe that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, we do not currently make such allocations internally. Our chief decision-maker does, however, monitor revenue streams at a more detailed level than those depicted in our consolidated financial statements.

Seasonality

      There is no significant seasonality to any of our products or services although some of our customers do experience some seasonality in their business and related demand for telecommunications services. However, we believe that the seasonality effects of the businesses of individual customers do not have a significant impact on our consolidated revenues.

      During 2003 both Verizon Communications, Inc. (Verizon) and SBC Communications, Inc. (SBC) implemented the FCC’s plan covering termination charges for ISP-bound traffic. This rate plan originally contained a cap on the amount of terminating traffic for which we could receive compensation, but this cap was removed by the FCC in an Order released in October of 2004. Further details relating to the regulatory issues regarding Federal rate caps are further discussed in “— Regulation” below.

Significant Relationships

      Intercarrier compensation payments from ILECs accounted for 32.1%, 35.0%, and 48.7% of our total revenues for the years ended December 31, 2004, 2003, and 2002, respectively. Although the rate at which we believe we will be compensated by the ILECs in 2005 is expected to be consistent with 2004, the sale of our enterprise customer base to TelePacific may increase the percentage of total revenues represented by intercarrier compensation in 2005. Intercarrier compensation payments recorded as revenue in 2004 includes payments received for settlements in connection with disputes over previously withheld intercarrier compensation payments, which amounted to $10.7 million, or 8.6%, of our total 2004 revenue. The revenues from these ILECs are the result of ICAs we have entered into with them that provide for the transport and termination of local telecommunication traffic. Intercarrier compensation payments are currently an important source of revenue for us, and as a result, the failure, for any reason, of one or more ILECs from which we receive intercarrier compensation payments to make all or a significant portion of such payments in the future could adversely affect our financial condition. Intercarrier compensation payments are a function of the number of calls we terminate, the minutes of use associated with such calls and the rates we are compensated at by ILECs. Further details relating to the regulatory issues regarding Federal rate caps are further discussed in “— Regulation” below.

      Revenues from our three largest customers provided the following percentage of total revenues for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002

SBC	21.1%	21.8%	31.5%

Verizon	3.9%	10.6%	16.0%

Qwest	17.6%	17.1%	8.8%

      No other entities accounted for more than 10% of our total revenues for these periods.

      SBC, from whom we are paid the largest amount of intercarrier compensation, is also our largest source of operating costs, accounting for 40.3%, 37.3% and 32.4% of our network expenses for the years ended December 31, 2004, 2003 and 2002, respectively.

Competition

      The telecommunications industry is both highly price competitive and dominated by the ILECs who enjoy the benefit of significant market share earned over a time when there was no possibility of competition in the marketplace. Recently announced mergers and acquisitions and regulatory actions are factors tending to increase ILEC market influence. In this environment, we believe that the principal competitive factors differentiating our business from other vendors will be customer service, network reliability, billing accuracy, pricing levels and policies, and, a unique range of products and service offerings tailored to customer needs and rapidly changing market conditions. Our ability to compete effectively will depend upon our continued ability to rapidly respond to changing market requirements by delivery of high quality, value added, services at prices which are in accordance with accepted market rates. We believe that our ability to provide exceptional customer service in tandem with our unique western U.S. footprint will differentiate us in the marketplace. Many of our current and potential competitors have financial, personnel, and other resources, including brand name recognition, substantially greater than ours as well as other competitive advantages over us. Although we must be in a position to reduce our prices, if necessary, to meet rate reductions by our competitors, any such reductions could adversely affect us.

      Incumbent Local Exchange Carriers. We compete with the ILECs serving each of the markets we target, such as SBC and Verizon in California, and Qwest Communications International Inc. (Qwest) in Arizona, Oregon, and Washington. Some ILECs in our territory, including Verizon and SBC in California, and Qwest in Washington, are offering Internet access services to their local telephone customers. We believe ILECs will attempt to further entrench their market share by capitalizing on their strong regional brand names and through the use of extensive advertising campaigns, targeted primarily to the residential and enterprise segment. For more information, please refer to discussion below in “— Regulation.”

      In particular, the ILECs have:

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

      While regulatory initiatives, which allow CLECs to interconnect with ILEC facilities, provide us with increased business opportunities, such interconnection opportunities have been, and likely will continue to be, accompanied by increased pricing flexibility for, and relaxation of regulatory oversight of the ILECs.

      Competitive Access Carriers/ Competitive Local Exchange Carriers/ Other Market Entrants. We also face, and expect to continue to face, competition from other current and potential market entrants, including CLECS, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users. In addition, a renewed trend toward consolidation as a result of mergers, acquisitions and strategic alliances in the telecommunications industry could also affect the level of competition we face. Examples of consolidation that may put us at a greater competitive disadvantage include the following recent or pending type of consolidations:

•	Mpower Holding Corporation and ICG Communications customer base

•	XO Communications and Allegiance Telecom

•	SBC Communications, Inc. and AT&T Corporation

•	Verizon Communications Inc. and MCI, Inc.

•	Cingular Wireless and AT&T Wireless

      • Level 3 Communications, Inc. and Sprint Corporation’s wholesale dial Internet access business

      The Telecommunications Act of 1996 imposes certain regulatory requirements on all local exchange carriers, including competitors such as ourselves, while granting the FCC expanded authority to reduce the level of regulation applicable to any or all telecommunications carriers, including ILECs. The manner in which these provisions of the Telecommunications Act of 1996 are interpreted, implemented and enforced could have a material adverse effect on our ability to successfully compete against ILECs and other telecommunications service providers. The Telecommunications Act of 1996 is subject to review by the FCC at any time and could change in the near future. Due to the readily available sources of capital during the 1990s, many CLECs and other incumbent carriers built their own networks, including fiber transport capacity, as a key component of their operating plans. This resulted in an excess of network capacity in many areas throughout the U.S. with insufficient traffic volumes to cover the corresponding cost of capital and debt loads that were necessary to build the network infrastructures. Accordingly, some of the companies have not survived or have been forced to reorganize, often through bankruptcy. When these companies reorganize they generally have new, lower cost structures which often allow them to aggressively price their products and services, effectively driving down market rates.

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

Regulation

      The following summary of regulatory developments and legislation does not purport to describe all present and proposed Federal, state and local regulations and legislation affecting the telecommunications industry or Pac-West, all of which are available in the public record. Other existing Federal and state legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals, which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry or Pac-West, can be predicted at this time. This section also includes a brief description of regulatory and tariff issues pertaining to the operation of our business, which is subject to varying degrees of Federal, state and local regulation.

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

      To the extent we provide interexchange telecommunications service, we are required to pay access charges to ILECs and CLECs when we use the facilities of those companies to originate or terminate interexchange calls. Also, we provide access services to other interexchange service providers. The interstate access charges of ILECs are subject to extensive regulation by the FCC, while those of CLECs are subject to a lesser degree of FCC regulation.

      The manner in which the FCC continues to implement its approach to lowering access charge levels could have a material effect on our ability to compete in providing interstate access services.

      On April 27, 2001, the FCC released its Order on Remand regarding intercarrier compensation for Internet service provider-bound traffic. The FCC asserted exclusive jurisdiction over Internet service provider-bound traffic and established an interim intercarrier compensation regime for “presumed” Internet service provider-bound traffic with capped rates above a fixed traffic exchange ratio. Traffic in excess of a ratio of 3:1 (terminating minutes to originating minutes) is presumed to be ISP-bound traffic, and is to be compensated at a rate of $.0007, or the applicable state-approved rate if lower. Traffic below the 3:1 threshold is to be compensated at the rates in existing and future interconnection agreements. Traffic above the 3:1 ratio was also subject to a growth ceiling with traffic in excess of the growth ceiling subject to “bill and keep,” an arrangement in which the originating carrier pays no compensation to the terminating carrier to complete calls. On May 3, 2002, the U.S. Court of Appeals for the District of Columbia Circuit (Court) issued a decision in which it found that the FCC had failed to provide an adequate legal basis for its decision. The

Court remanded the decision back to the FCC. In the interim the Court allowed the FCC’s interim compensation regime to remain in place. The FCC stopped enforcing the aforementioned growth ceiling in October 2004. We cannot predict the impact of the FCC’s and the Court’s ruling on existing state decisions, the outcome of pending appeals or future litigation on this issue.

      The FCC, on March 10, 2004, adopted a Notice of Proposed Rulemaking, which will address a variety of issues concerning the regulatory treatment of VoIP telephony. At the same time, the FCC ruled on a petition which dealt with a VoIP service that never used the PSTN, was offered free to members of the service, and did not involve the transport of the calls. The FCC determined the service was not a telecommunications service under the Act. We cannot predict the outcome of these proceedings or other FCC or state proceedings that may affect our operations or impose additional requirements, regulations or charges upon our provision of Internet access and related Internet Protocol-based telephony services.

      The FCC and many state public utilities commissions have implemented rules to prevent unauthorized changes in a customer’s pre-subscribed local and long distance carrier services (a practice commonly known as “slamming.”) Pursuant to the FCC’s slamming rules, a carrier found to have slammed a customer is subject to substantial fines. In addition, the FCC’s slamming rules allow state public utilities commissions to elect to administer and enforce the FCC’s slamming rules. These slamming liability rules substantially increase a carrier’s possible liability for unauthorized carrier changes, and may substantially increase a carrier’s administrative costs in connection with alleged unauthorized carrier changes. The Communications Assistance for Law Enforcement Act (CALEA) provides rules to ensure that law enforcement agencies would be able to properly conduct authorized electronic surveillance of digital and wireless telecommunication services. CALEA requires telecommunications carriers to modify their equipment, facilities, and services used to provide telecommunications services to ensure that they are able to comply with authorized surveillance requirements. Our switches are CALEA compliant.

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

      The implementation of the Telecommunications Act of 1996 is subject to numerous state rulemaking proceedings on these issues. Thus, it is difficult to predict if full competition for local services, including local dial tone, will develop. Furthermore, the Telecommunications Act of 1996 provides that state public utilities commissions have significant roles in determining the content of interconnection agreements, including the responsibility to conduct the mandatory arbitration proceedings called for by the Telecommunications Act of 1996. The actions of the state public utilities commissions are subject to the Telecommunications Act of 1996 and, in several respects, the FCC’s interpretations thereof.

California Regulatory Proceedings and Judicial Appeals

      SBC-California notified us of its election to implement the FCC’s interim rate plan for ISP-bounds calls beginning August 1, 2003. We disputed SBC’s implementation of the FCC plan, and on October 14, 2003 SBC-California filed a Complaint with the CPUC seeking resolution of this issue. Pac-West and SBC reached settlement of these disputes in July of 2004.

      On June 12, 2002, Verizon California (Verizon) filed a Petition for Arbitration with the CPUC with respect to unresolved issues in negotiations of a new ICA with us, that would replace the prior agreement, the terms and conditions of which continued in effect until replaced pursuant to an order of the CPUC. On May 22, 2003, the CPUC issued its decision establishing the provisions of the agreement, which resulted from the arbitration. The new three-year agreement establishes the rules under which Pac-West and Verizon can interconnect their networks to allow for the exchange of traffic and the recovery of costs associated with exchanging such traffic. In addition, like the SBC agreement, it includes a new transport charge applicable to VNXX Calls and makes the intercarrier compensation rates established by the FCC Plan effective upon the commencement of the term of the new agreement. The terms of the agreement also incent us to modify our existing network in order to avoid these transport charges. Such modifications have been completed. We expect that intercarrier compensation will continue to represent a significant portion of our revenues in the future although, based on current market conditions, we expect the per minute intercarrier compensation rate will continue to decline from historic rates under interconnection agreements in the future. Furthermore, the policies of the CPUC and other regulatory bodies are subject to change with respect to issues, which affect the economic structure of interconnection agreements in other ways, and these issues can differ from time to time.

Regulatory Legal Proceedings

      In July 2003 Verizon appealed the arbitration decision of the CPUC to Federal District Court, arguing among other things that the FCC Plan intercarrier compensation rates, which are contained in the new agreement but lower than the comparable rates in the agreement being replaced, should have been made retroactive. We have opposed the relief sought by Verizon, and have challenged the legality of the new transport charges imposed on VNXX traffic. It is not possible to determine the outcome of this proceeding at this time.

Nevada Regulatory Proceedings and Judicial Appeals

      In September 1999, Nevada Bell filed suit in U.S. Federal District Court in Reno to overturn a Public Utilities Commission of Nevada decision requiring Nevada Bell to pay us intercarrier compensation for terminating traffic to Internet service providers. On March 21, 2001, in ruling on cross-motions for summary judgment, the district court vacated the Public Utilities Commission of Nevada decision and remanded the matter to the Public Utilities Commission of Nevada with instructions to redo its analysis regarding intercarrier compensation. We appealed this decision to the United States Court of Appeals for the Ninth Circuit. The Ninth Circuit upheld the district court and the matter have been remanded to the Public Utilities Commission of Nevada. It is not possible to determine the outcome of this proceeding at this time.

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

Employees

      As of December 31, 2004, we had 373 employees. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. None of our employees are currently represented by a collective bargaining agreement. We also believe that we enjoy good relationships with our employees. As a result of the recent sale of our enterprise customer base to TelePacific, as of March 14, 2005 our employee base was reduced to approximately 250 employees. The reduction in force was due to terminations of our employees primarily responsible for enterprise customers.

Available Information

      Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Investor Relations web site at www.pacwest.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information posted on our web site, www.pacwest.com is not part of this Annual Report.

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

We have a substantial amount of indebtedness and are highly leveraged

      As of December 31, 2004, our long-term debt totaled $65.0 million. We may also incur additional indebtedness in the future to expand and develop our current business and services, make strategic acquisitions and enter new markets. Our substantial indebtedness could, among other things:

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

      On March 11, 2005 we utilized the proceeds from the sale of our enterprise customers to TelePacific, as well as cash on hand, to repay our outstanding $40.0 million Senior Secured Note to Deutsche Bank AG — London (Deutsche Bank), as well as retire the related warrants to purchase up to 26,666,667 shares of our common stock. See Note 18 in the accompanying consolidated financial statements.

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

Migration to broadband Internet access will affect dial-up Internet access

      Traditional dial-up access to the Internet is a mature technology. Major segments of this market may experience migration to broadband access where available and competitively priced. With the evolution of new technologies many new IP applications are now available, such as VoIP, which may hasten the transition of end-users from dial-up to broadband access. While we remain focused on serving the needs of our customers who provide dial-up access to their end-users, if migration to broadband access occurs faster than we anticipate our revenue streams may be adversely affected.

A substantial portion of our total revenue is from intercarrier compensation payments, which are subject to regulatory and legal uncertainty.

      Intercarrier compensation payments from ILECs accounted for approximately 32.1%, 35.0% and 48.7% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Intercarrier compensation payments are a function of the number of calls we terminate, the minutes of use associated with such calls and the rates we are compensated at by the ILECs. We believe that under the Telecommunications Act of 1996, other ILECs should have to compensate us when their customers place calls to Internet service providers who are our customers. Our right, to receive this type of compensation is the subject of continual regulatory and legal challenges by the ILECs. Although the rate at which we believe we will be compensated by the ILECs in 2005 is expected to be consistent with 2004, the sale of our enterprise customer base to TelePacific may affect the percentage of total revenues represented by intercarrier compensation in 2005.

We may not have sufficient funds available to expand our business.

      We may need to make significant capital expenditures in order to expand and develop our current business and to support new product offerings. We expect to fund these expenditures through existing resources, through internally generated funds, or through future equity and debt financings. If we are unable to raise sufficient funds, we may have to delay or abandon some of our expenditures or plans for future growth. This could result in underutilization of our established infrastructure, reduced profitability and may negatively affect our ability to compete for and satisfy the demands resulting from the growth and expansion of our customer base.

Our failure to develop and timely deliver products and services may impair our ability to achieve sufficient market acceptance to become profitable.

      To be successful, we must develop and market products and services that are widely accepted by customers at profitable prices. Our success will depend upon the willingness of our target customers to accept us as a high-value independent provider of integrated communications solutions that are timely delivered to market.

The loss of key executive officers could negatively impact our business prospects.

      We believe that a critical component of our success will be the retention of our key executive officers. Henry R. Carabelli, our President and Chief Executive Officer has significant expertise in the telecommunications industry and has been instrumental in establishing and executing our business plan and strategy. The loss of the services of Mr. Carabelli or our other executive officers, including the following officers could adversely affect our business prospects, financial condition and results of operations:

•	H. Ravi Brar, our Chief Financial Officer and Vice President of Human Resources;

•	Todd M. Putnam, our Chief Information Officer;

•	Michael B. Hawn, our Vice President Customer Network Services;

•	Wayne Bell, our Vice President Marketing and Sales;

•	Eric E. Jacobs, our Vice President, General Manager Service Provider Sales;

•	Peggy Mc Gaw, our Vice President Finance;

•	John F. Sumpter, our Vice President Regulatory ; and

•	Robert C. Morrison, our Vice President and General Counsel.

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

The Sarbanes-Oxley Act of 2002 is expected to be significant in terms of time, resources and costs.

      On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements. Some of the provisions of the Sarbanes-Oxley Act became effective immediately while others are still being implemented.

      In general, the Sarbanes-Oxley Act mandates important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It establishes new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. It backs these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

      The economic and operational effects of this new legislation on public companies, including us, will be significant in terms of the time, resources and costs associated with complying with the new law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, we will be presented with additional challenges as a smaller, telecommunications company seeking to compete with larger telecommunications companies in our industry.

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

Our network expenses could increase if the TelePacific enterprise customer base migration occurs sooner or later than contemplated in the Transition Service Agreement.

      We have certain commitments and agreements with certain vendors associated with our circuits in which our network expenses could increase if the enterprise customers sold to TelePacific move off of our network sooner or later than what is contemplated in our Transition Service Agreement.

If we do not interconnect with and maintain efficient working relationships with our primary competitors, the ILECs, our business will be adversely affected.

      Many new carriers, including us, have experienced difficulties in working with the ILECs with respect to initiating, interconnecting, and implementing the systems used by these new carriers to order and receive UNEs and wholesale services and locating the new carriers’ equipment in the offices of the ILECs. As a new carrier, we mu st coordinate with ILECs so that we can provide local service to customers on a timely and competitive basis. The Telecommunications Act of 1996 created incentives for regional Bell operating companies to cooperate with new carriers and permit access to their facilities by denying such companies the ability to provide in-region long distance services until they have satisfied statutory conditions designed to open their local markets to competition.

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

      The telecommunications industry is both highly competitive and dominated by the ILECs who enjoy the benefit of significant market share earned over a time when there was little to no competition in the marketplace. Many of our current and potential competitors in the local market have financial, technical, marketing, personnel and other resources, including brand name recognition, substantially greater than ours, as well as other competitive advantages over us. In each of the markets targeted by us, we compete with the ILEC serving that area. ILECs are established providers of local telephone services to all or virtually all telephone subscribers within their respective service areas. ILECs also have long-standing relationships with Federal and state regulatory authorities. FCC and state administrative decisions and initiatives provide the ILECs with pricing flexibility for their products and services.

      We also face, and expect to continue to face, competition from other current and potential market entrants, including CLECS, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users. In addition, a renewed trend toward consolidation as a result of mergers, acquisitions and strategic alliances in the telecommunications industry could also affect the level of competition we face. Furthermore, the development of new technologies could give rise to significant new competitors in the local market. These competitive forces could adversely affect our business.

Some of our competitors have lower cost structures through restructuring activities.

      Due to the readily available sources of capital during the 1990s, many CLECs and other incumbent carriers included building their own networks, including fiber transport capacity, as a key component of their operating plans. This resulted in an excess of network capacity in many areas throughout the U.S. with insufficient traffic volumes to cover the corresponding cost of capital and debt loads that were necessary to build the network infrastructures. Accordingly, some of the companies have not survived or have been forced to restructure, often through bankruptcy. When these companies restructure they generally have new, lower cost structures, which often allow them to aggressively price their products and services, effectively driving down the market rates in a way that could adversely affect our business.

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

      Market prices for our services face competitive pressures, a trend which may continue. Accordingly, we cannot predict to what extent we may need to further reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. Our ability to meet price competition may depend on our ability to operate at costs equal to or lower than our competitors or potential competitors. There is a risk that competitors, perceiving us to lack capital resources, may undercut our rates, increase their services or take other actions that could be detrimental to us.

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

      We are headquartered in Stockton, California and lease offices and space in a number of locations primarily for sales offices and network equipment installations. As of December 31, 2004, we had 22 premise leases. The table below lists our material active facilities as of December 31, 2004:

			Approximate
Location	Use	Lease Expiration	Square Footage

Stockton, CA	Corporate and administrative offices	September 2007	37,292

Stockton, CA	Switching facility	June 2006	33,000

Oakland, CA	Switching facility	November 2008	15,238

Los Angeles, CA	Switching facilities	September 2006	22,185

Las Vegas, NV	Switching facility	October 2009	12,065

Tukwila (Seattle area), WA	Switching facility	December 2009	16,851

Phoenix, AZ	Switching facility	April 2010	12,321

      We believe that our leased facilities are suitable and adequate to meet our current needs in the markets in which we currently operate. Additional facilities may be required as business in our existing markets grows or facilities may be closed down if they are no longer needed. Each of the leases associated with our material facilities is extendable at our option. Our Stockton, California switching facility lease is extendable for three two-year periods, our Oakland switching facility is extendable for one five year period and all other leases in the table above are extendable for two five-year periods.

Item 3.	Legal Proceedings

      On December 6, 2001, a complaint captioned Krim vs Pac-West Telecomm, Inc., et al., Civil Action No. 01-CV-11217, was filed in United States District Court for the Southern District of New York against the Company, certain executive officers, and various underwriters in connection with our initial public offering. An amended complaint was filed on April 19, 2002. The plaintiffs allege that the Company and its officers failed to disclose alleged allocations of shares of the Company’s common stock in exchange for excessive brokerage commissions or agreements to purchase shares at higher prices in the aftermarket, in violation of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The complaint against the Company seeks unspecified damages on behalf of a purported class of purchasers of its common stock. In October 2002, the executive officers of the Company were dismissed from the action without prejudice by agreement with the plaintiffs, which also resulted in tolling of the statute of limitations. The court dismissed the Section 10(b) claim against the Company in 2002.

      On July 10, 2003, a committee of the Company’s board of directors conditionally approved a proposed settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the plaintiff’s complaint. The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers who participated in the negotiation of the settlement together with insurers representing other issuers in the class action case. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the litigation.

      From time to time, the Company is a party to litigation that arises in the ordinary course of business. The Company believes that the resolution of this litigation, and any other litigation the Company may be involved with in the ordinary course of business, will not materially harm its business, financial condition or results of operations.

      In addition the Company is also a party to various legal proceedings relating to intercarrier compensation payment and other interconnection agreement issues. These are discussed in more detail in “Business — Regulation” in item 1 to this form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 4A.	Directors and Executive Officers

      The table below sets forth certain information with respect to Pac-West’s current directors and executive officers:

Name	Age	Position(s)

Executive Officers:

Henry R. Carabelli	49	President and Chief Executive Officer

H. Ravi Brar	36	Chief Financial Officer and Vice President of Human Resources

Todd M. Putnam	41	Chief Information Officer

Michael B. Hawn	41	Vice President Customer Network Services

Wayne Bell	33	Vice President Marketing and Business Development

Eric E. Jacobs	34	Vice President, General Manager Service Provider Sales

Peggy Mc Gaw	46	Vice President Finance

John F. Sumpter	57	Vice President Regulatory

Robert C. Morrison	58	Vice President and General Counsel

Directors:

Wallace W. Griffin	66	Chairman of the Board of Directors

Henry R. Carabelli	49	President and Chief Executive Officer

David G. Chandler	47	Director

Jerry L. Johnson	57	Director

John K. La Rue	55	Founder and Director

Thomas A. Munro	48	Director

Samuel A. Plum	60	Director

Melinda Guzman-Moore	41	Director

Timothy A. Samples	47	Director

      The present principal occupations and recent employment history of each of our executive officers and directors listed above are set forth below.

Executive Officers

      Henry R. Carabelli joined Pac-West as President and COO in June 2001. Effective January 1, 2003, Mr. Carabelli became a Director of Pac-West. In July 2003 he also became CEO. Mr. Carabelli has overall responsibility for the operations of the Company. Formerly the COO of ICG, a Colorado-based CLEC, and President of @Link Networks, a broadband service provider, Mr. Carabelli brings over 28 years of telecom experience to Pac-West. He joined ICG in 1996 as Executive Vice President of network operations, and served as COO from 1998 to 1999 with responsibility over network engineering, customer care, sales, and installation. Prior to ICG, Mr. Carabelli spent 19 years in management with Ameritech and Michigan Bell. He is also a Director on the San Joaquin Business Council as well as the University of San Francisco Telecommunications Advisory Board.

      H. Ravi Brar joined Pac-West in July 1999 as Vice President of Business Development. He was appointed Vice President of Customer Operations in October 2000, Vice President of Finance and Treasurer in August of 2001, Acting Chief Financial Officer in February of 2002, Chief Financial Officer in September 2002 and Vice President of Human Resources in 2004. Mr. Brar has responsibility for the Company’s financial and accounting operations, evaluating strategic growth opportunities, and human resources. Prior to joining

Pac-West, Mr. Brar was employed with Xerox Corporation from 1991 to 1999, where he held several senior level business development and financial management positions, including Business Development Manager of Developing Markets Operations in China and Russia, and Area General Manager and Controller of Xerox’s Business Services division in Pittsburgh, PA.

      Todd M. Putnam joined Pac-West in October 2003 as Chief Information Officer. Mr. Putnam has responsibility over the Company’s information systems including its Information Technology strategic plan and infrastructure, including operating support systems, software development, database administration, security, system integration, internal and external web sites, and supplier partnerships. Prior to joining Pac-West, he completed a consulting assignment with TechNexxus, LLC (a subsidiary of Mintz Levin Cohn Ferris Glovsky and Popeo PC) in Washington D.C. From 1989 to 2002, he was employed with Global Crossing LTD (Frontier Communications, ConferTech International, and T1 Systems), where he was responsible for building, operating, and maintaining the global information systems infrastructure for the entire company. He held a variety of senior level IT positions, including Vice President of Global IS Operations, Vice President of North American Systems and Infrastructure, Vice President of Systems Development, and CIO of the ConferTech division.

      Michael B. Hawn joined Pac-West as Vice President of Customer Network Services in August 2001. Mr. Hawn has end-to-end responsibility over service delivery, maintenance, planning, engineering, billing operations and reliability. He has over 18 years of telecommunications management experience, including network planning, engineering, service delivery, provisioning, and software development. His former positions include Vice President of National Operations and Vice President of Program Management for @Link Networks, Inc. in Louisville, CO, Vice President of Planning and Engineering for ICG Communications, Inc. in Englewood, CO, and Technical Manager for Lucent Technologies’ Regional Technical Assistance Center (RTAC) in Lisle, IL and Cockeysville, MD.

      Wayne Bell joined Pac-West as Vice President of Marketing in August 2001. He assumed additional responsibility as Vice President of Service Provider Markets in February 2003, and SME Markets in October 2003. In January 2005, after Pac-West entered into an agreement with TelePacific to sell its SME line of business, Mr. Bell retained responsibility over Marketing and assumed additional responsibility over Business Development. Mr. Bell currently has responsibility for product marketing and development, business analysis, corporate communications, business development, corporate development, and partnerships. Mr. Bell has over 12 years of telecommunications management experience, including product marketing, product and process development, network planning, engineering, sales, customer service, and operations. His former positions include Vice President of Marketing and Channel Development for @Link Networks, Inc. in Louisville, CO and Senior Director of Product and Process Development for ICG Communications, Inc. in Englewood, CO. He also served in a Director capacity in the Program Office for U S WEST Communications, Inc. in Englewood, CO.

      Mr. Jacobs joined Pac-West in March of 2003 and was promoted to Vice President, General Manager of Service Provider Markets in December 2003. He has over ten years of sales management experience in the communications industry. Prior to joining Pac-West, he held positions as Director of Sales for Metromedia Fiber Network and Manager of Corporate Accounts for Nextel Communications, Inc. Mr. Jacobs has leadership over the company’s sales, channel marketing and customer relations teams.

      Peggy Mc Gaw joined Pac-West in June 2002 as Executive Director of Accounting and Finance and was promoted to Vice President Finance in December 2003. Ms. Mc Gaw has responsibility over accounting, risk management, financial reporting and compliance, and tax and treasury activities. Prior to joining Pac-West she has served as CFO of the Dial.com from 1999 to 2002. Prior positions included in her 20 years of finance experience are Vice President of Finance and Acting CFO of Intracel Corporation and Business Assurance Manager for PricewaterhouseCoopers, LLP. Her extensive experience with technology-based companies includes numerous capital raising and M&A transactions. Ms. Mc Gaw is a member of the American Institute of Certified Public Accountants, Financial Executives International and the Forum for Women Entrepreneurs.

      John F. Sumpter joined Pac-West as Vice President of Regulatory in July 1999. He is responsible for Pac-West’s relations with government regulatory agencies, regulatory compliance, and intercarrier relations.

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

Directors

      Wallace W. Griffin was appointed President, CEO, and a Director of Pac-West in September 1998 when an investor group he was part of purchased and recapitalized the Company. As part of a succession plan, in June 2001 he transferred the title of president to Mr. Carabelli and in July 2003 he transferred the title of CEO to Mr. Carabelli and transitioned to a non-executive Chairman role. Mr. Griffin has over 40 years experience in telecommunications, cable television, publishing and advertising. Prior to joining Pac-West, Mr. Griffin served as a Group President for a number of Jones International companies from 1994 to 1997, including Jones Lightwave, Ltd., a CLEC, and Jones Education Company, a leader in using technology to deliver education. Concurrently, he was co-owner of a consulting and business development company, Griffin Enterprises, Inc. From 1987 through 1992, he served as the President and CEO of U S West Marketing Resources Group, where he managed the $1 billion publishing, media software and advertising services division. Mr. Griffin currently serves on the Board of Directors of DDx, Inc. in Denver, the Advisory Board for the University of the Pacific Eberhardt School of Business, the Board of Trustees for the University of California, Merced and the Board of Trustees for the Delta College Foundation in Stockton.

      David G. Chandler has served as a Director of Pac-West since September 1998. Mr. Chandler has served as a Managing Director of William Blair Capital Partners (and predecessor entities), a private equity firm, since December 1988. Mr. Chandler also serves as a Managing Director of Chicago Growth Partners, a private equity investment firm recently co-founded by Mr. Chandler. Mr. Chandler serves as a director of a number of privately held companies. Mr. Chandler holds an M.B.A. from The Amos Tuck School at Dartmouth College and a B.A. from Princeton University.

      Jerry L. Johnson served as Chairman of Pac-West’s Board of Directors from September 1998 to June 2001. From 2002 until present, Mr. Johnson has served as President of eMoney Advisor, Inc. From 1995 until December 2001, Mr. Johnson was employed by Safeguard Scientifics Inc., where he was the Executive Vice President overseeing the partner companies in the E-Communications group. From 1985 to 1995, he worked at U S West in various positions, including Vice President, Network and Technology Services, which included managing U S West’s largest division, and supervising 21,000 management, engineering, technical and clerical employees. From 1983 to 1985, Mr. Johnson was President and CEO of Northwestern Bell Information Technologies. Mr. Johnson holds a Masters in Management from the Sloan School at MIT, a Masters in Psychology from Northern Illinois University and a B.S. in Psychology from Northeastern Missouri. He serves on the boards of Axum Financial LLC, Decis, Inc. and Pac-West Telecomm, as well as the boards of the Philadelphia Orchestra and the Episcopal Academy.

      John K. La Rue founded the Company’s predecessor (also known as Pac-West Telecomm, Inc.) in 1980 and served as its President until September 1998. From September 1998 until July 2001, Mr. La Rue served as Pac-West’s Executive Vice President. Currently, Mr. La Rue is semi-retired and employed on a part-time basis serving as an advisor to Mr. Carabelli, Pac-West’s President and CEO. Mr. La Rue has over 39 years of experience in the telecommunications industry.

      Thomas A. Munro has served as a director since April 2003 and has over 22 years of financial and technology experience. In January 2003, he retired from Wireless Facilities, Inc. (Nasdaq: WFII), a global leader in the design, deployment, and management of wireless mobility and broadband wireless networks. He served as CFO from 1997 to 2000, and President from September 2000 until his retirement. Prior to WFI, he was founder and CEO of @Market, a retail sporting goods website. From 1994 to 1995, he served as CFO for Precision Digital Images, Inc. From 1981 to 1994, he was employed with MetLife Capital Corporation, where he served as CFO and a Director on the company’s Board from 1992 to 1994. He holds a bachelor’s degree in business administration and an MBA from the University of Washington and has co-authored two college level text books on computer programming. Mr. Munro also serves as a director of Airgain, Inc, BioFortis, Inc., Concerto Networks, Inc., Kineticom, Inc., Renaissance Golf Group and the San Diego Telecom Council.

      Samuel A. Plum has served as a Director of Pac-West since September 1998. Mr. Plum has been a Managing General Partner of the general partner of SCP Private Equity Partners, L.P. since its commencement in August 1996, and was employed by Safeguard Scientifics from 1993 to 1996. From February 1989 to January 1993, Mr. Plum served as President of Charterhouse, Inc. and Charterhouse North American Securities, Inc., the U.S. investment banking and broker-dealer divisions of Charterhouse PLC, a merchant bank located in the United Kingdom. From 1973 to 1989, Mr. Plum served in various capacities at the investment banking divisions of PaineWebber, Inc. and Blyth Eastman Dillon & Co., Inc. Mr. Plum has 22 years of investment banking, mergers and acquisitions, and private equity investment experience. Mr. Plum also serves as a director of Index Stock Imagery, Inc., Metallurg Holdings, Inc., Mobility Technologies, Inc. and Pentech Financial Services Inc.

      Melinda Guzman Moore has served as a Director of Pac-West since June 2004. Ms. Guzman Moore is a partner at the law firm of Goldsberry Freeman Guzman & Ditora, LLP in Sacramento, California. From 1994 to 1998, Ms. Guzman Moore was a partner of Diepenbrock, Wulff, Plant & Hannegan, LLP. Ms. Guzman Moore currently serves as a member of the Board of Trustees for the California State University system, is the General Counsel of the United States Hispanic Chamber of Commerce, and Chairwoman of the California Hispanic Chamber of Commerce and the Nehemiah Corporation of America.

      Timothy A. Samples has served as a Director of Pac-West since January 2005. Mr. Samples has over 20 years experience in the communications industry. Since January of 2003, he has been the Principal in Sapience LLC, in Scottsdale, Arizona, where he does consulting work and serves as a non-executive Director for two telecommunications companies. From February 2001 to June 2002, he served as CEO, President, and Chairman of the Board of Management for Completel N.V. in London, England and Paris, France, a Dutch registered CLEC. From February 2000 to February 2001, Mr. Samples served as CEO and President of Firstmark Communications, a Pan-European broadband company with operations in seven Western European countries. From September 1997 to February 2000, he was CEO of One2One, a GSM service operator created through a joint venture between MediaOne group and Cable and Wireless. From July 1995 to May 1996, Mr. Samples served as Vice President and General Manager for US West Cellular/ Airtouch in Phoenix, Arizona. Prior to 1995, Mr. Samples held various management, sales, and marketing positions with US West/ MediaOne Group.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      The Company’s common stock trades under the symbol “PACW.” The following table represents the quarterly high and low closing sale prices of the Company’s common stock for the years ended December 31, 2004 and 2003 as reported by the Nasdaq Stock Market.

	2004		2003

	High	Low	High	Low

First quarter	$2.86	$1.36	$0.69	$0.40

Second quarter	$1.80	$1.02	$1.16	$0.31

Third quarter	$1.16	$0.75	$3.97	$0.68

Fourth quarter	$1.35	$0.84	$4.59	$1.86

      As of March 16, 2005, the number of shareholders of record of the Company’s common stock was 15,625. On September 10, 2004, the Company received notification from The Nasdaq Stock Market indicating that for the last 30 consecutive business days, the bid price of its common stock had closed below the minimum $1.00 per share requirement for continued inclusion. The Nasdaq notice indicated that the Company would be provided 180 calendar days, or until March 9, 2005, to regain compliance by having its shares close above $1.00 for a minimum of 10 consecutive trading days. On December 2, 2004, the Company received notification from the Nasdaq Listing Qualifications Department that it had regained compliance with all requirements for continued listing on the Nasdaq SmallCap Market.

      The Company has not declared any cash dividends on its commo n stock during the fiscal years 2004, 2003 and 2002, and does not anticipate declaring or paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business. Declaration or payment of future dividends, if any, will be at the discretion of the Company’s Board of Directors after taking into account various factors, including its financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, the Company’s ability to pay dividends on the common stock is restricted by the provisions of its outstanding debt agreements.

Securities Issuance Under Equity Compensation Plans

      The information required to be set forth herein will be included in the section entitled “Securities Issuance Under Equity Compensation Plans” in Item 10 of the Company’s Proxy Statement, which section is incorporated herein by reference.

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

      The following table highlights our financial performance for the last five years:

	Years Ended December 31

	2004	2003	2002	2001	2000

	(In thousands except per share
	amounts and minutes of use data)

Statements of Operations Data:

Revenues	$124,006	$134,640	$164,098	$149,992	$139,090

Costs and expenses:

Network	39,834	36,286	53,525	57,345	42,388

Selling, general and administrative	58,065	59,217	60,114	66,575	54,026

Depreciation and amortization	32,565	44,000	40,350	34,181	20,905

Restructuring charges(1)	516	125	8,620	8,764	—

Impairment of assets(2)	54,898	—	16,621	16,787	—

Operating expense	185,878	139,628	179,230	183,652	117,319

(Loss) income from operations	(61,872)	(4,988)	(15,132)	(33,660)	21,771

Interest expense	12,515	13,520	17,398	19,937	18,932

Loss (gain) on extinguishment of debt(3)	—	3,689	(33,847)	—	—

Other (income) expense, net	646	(447)	(1,474)	(4,212)	(5,569)

(Benefit from) provision for income taxes	—	(6,500)	745	(14,593)	4,791

Net (loss) income	$(75,033)	$(15,250)	$2,046	$(34,792)	$3,617

Net (loss) income per share:

Basic	$(2.05)	$(0.42)	$0.06	$(0.96)	$0.10

Diluted	$(2.05)	$(0.42)	$0.06	$(0.96)	$0.10

Balance Sheet Data:

Total assets	$107,052	$174,202	$243,016	$314,737	$360,792

Long-term debt and capital leases	$65,038	$54,714	$97,443	$160,192	$165,459

Stockholders’ equity	$17,589	$92,464	$87,236	$85,071	$119,757

Other Data:

Adjusted EBITDA (unaudited)(4)	$26,107	$39,137	$50,459	$26,072	$41,261

Cash flows from operations	$12,776	$18,414	$44,642	$7,974	$41,762

Cash flows from investing	$(14,686)	$24,460	$(30,205)	$(6,082)	$(67,841)

Cash flows from financing	$(482)	$(36,267)	$(50,416)	$5,462	$66

Minutes of use (in billions) (unaudited)	44.7	41.7	32.1	26.6	23.7

(1)	Restructuring charges relate to our restructuring plans approved and announced in June 2002 and August 2001. See Note 6 to the accompanying consolidated financial statements.

(2)	We determined some of our assets were impaired and recorded impairment charges. See Note 4 to the companying consolidated financial statements.

(3)	During 2003 and 2002, we repurchased some of our Senior Notes. See Note 8 to the accompanying consolidated financial statements.

(4)	Adjusted EBITDA represents earnings before interest expense, net, income taxes, depreciation and amortization and is adjusted for restructuring charges, impairment charges, gain/loss from asset dispositions and gain/loss on extinguishment of debt. Adjusted EBITDA for the years ended December 31, 2004, 2003, and 2002 was $26.1 million, $39.1 million and $50.5 million, respectively. Although Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles, we believe Adjusted EBITDA is a common measure used by analysts and investors to evaluate our capacity to meet our obligations. We also use Adjusted EBITDA as an internal measurement tool and accordingly, we believe that the presentation of Adjusted EBITDA provides useful and relevant information. The following table reconciles net (loss) income to Adjusted EBITDA to net cash provided by operating activities.

	Years Ended December 31

	2004	2003	2002	2001	2000

	(In thousands)

Reconciliation of net (loss) income to Adjusted EBITDA to operating cash flow (unaudited):

Net (loss) income	$(75,033)	$(15,250)	$2,046	$(34,792)	$3,617

Interest expense, net	12,106	13,043	15,793	15,760	11,368

Income tax (benefit) expense	—	(6,500)	745	(14,593)	4,791

Depreciation and amortization	32,565	44,000	40,350	34,181	20,905

Restructuring charges	516	125	8,620	8,764	—

Impairment of assets	54,898	—	16,621	16,787	—

Loss (gain) on disposal of assets	1,055	30	131	(35)	580

Loss (gain) on extinguishment of debt	—	3,689	(33,847)	—	—

Adjusted EBITDA (unaudited)	26,107	39,137	50,459	26,072	41,261

Non-cash restructuring charges	—	—	3,408	5,000	—

Changes in operating assets and liabilities	(1,242)	(7,883)	5,456	(10,636)	10,616

Interest expense, net	(12,106)	(13,043)	(15,793)	(15,760)	(11,368)

Allowance for doubtful accounts receivable	(183)	192	1,008	3,214	989

Amortization of deferred stock compensation	200	11	104	84	264

Operating cash flow	$12,776	$18,414	$44,642	$7,974	$41,762

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

      As described more fully under “Business,” we evolved into a high-value, independent provider of integrated communication solutions that enable communication providers to use our network and services as an alternative to building and maintaining their own network. Our customers include Internet service providers (ISP), enhanced communications service providers (ESPs) and other direct providers of communication services to business or residential end-users, collectively referred to as service providers, or SPs.

      In response to our changing business model, which as described above, is focused on providing communication solutions to other communication providers, on March 11, 2005, we sold the majority of our enterprise customer base to U.S. TelePacific Corp. (TelePacific) while retaining our associated network assets. Under the terms of this transaction, TelePacific acquired certain assets and assumed certain liabilities associated with our enterprise customer base in exchange for $26.9 million in cash. In addition, we entered into a transition service agreement with TelePacific that, among other things, obligates us to provide certain transition services to TelePacific at our estimated cost, for up to a one-year period subject to extension for two additional three-month periods. We are unable to estimate how our cost structure could be affected by the sale of our enterprise customer base due to the timing uncertainty of our Transition Service Agreement with TelePacific. We utilized the proceeds from the sale of our enterprise customer base to TelePacific, as well as cash on hand, to repay our outstanding $40.0 million senior secured note (Senior Secured Note) to Deutsche Bank AG — London (Deutsche Bank), as well as retire the related warrants to purchase up to 26,666,667 shares of our common stock. This debt repayment significantly reduces our outstanding debt, annual interest expense and potential equity dilution. See Note 18 in the accompanying consolidated financial statements.

      We achieved record minutes of use on our network while our consolidated revenues for the year ended December 31, 2004 decreased by $10.6 million, or 7.9%, to $124.0 million from $134.6 million for the year ended December 31, 2003 primarily due to a lower average rate per minute of use in 2004, partially offset by higher settlements received in 2004 than in 2003. Our billable minutes of use were up 7.2% from 2003 to 44.7 billion for the year ended December 31, 2004.

      The following table shows financial performance and noteworthy items:

	2004	2003	2002

	(In thousands except per share
	amounts)

Financial Performance:

Revenues	$124,006	$134,640	$164,098

Net (loss) income	$(75,033)	$(15,250)	$2,046

Diluted net (loss) income per share	$(2.05)	$(0.42)	$0.06

Noteworthy items:

ILEC revenue settlements received	$10,650	$5,685	$20,596

Restructuring and asset impairment charges	$55,414	$125	$25,241

Loss (gain) on extinguishment of debt	$—	$3,689	$(33,847)

      Adjusted EBITDA represents earnings before interest expense, net, income taxes, depreciation and amortization and is adjusted for restructuring charges, impairment charges, gain/loss from asset dispositions and gain/loss on extinguishment of debt. For the years ended December 31, 2004, 2003 and 2002 Adjusted EBITDA was $26.1 million, $39.1 million and $50.5 million, respectively. Although Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles, we believe Adjusted EBITDA is a common measure used by analysts and investors to evaluate our capacity to meet our obligations. We also use Adjusted EBITDA as an internal measurement tool and accordingly, we believe that the presentation of Adjusted EBITDA provides useful and relevant information. The table included in item 6 above reconciles net loss/income income to Adjusted EBITDA to net cash provided by operating activities.

      We derive our revenues from monthly recurring charges, usage charges and amortization of initial non-recurring charges. We provided services to both retail and wholesale customers. Monthly recurring charges included the fees paid by customers for lines in service and additional features on those lines, as well as equipment collocation services. Usage charges consist of fees paid by end users for each call made, fees paid by our intercarrier customers as intercarrier compensation for completion of their customers’ calls through our network, and access charges paid by carriers for long distance traffic terminated on our network. Initial non-recurring charges consist of fees paid by end users for the installation of our service. These payments and related costs up to the amount of revenues were recognized as revenue and expensed ratably over the term of the service contracts, which is generally 24 to 36 months. We recognize revenue when there is persuasive evidence of an arrangement, delivery of the product or performance of the service has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.

      We also have carrier customers who pay us to terminate their originating call traffic on our network. These payments consist of meet point, transit traffic and intercarrier compensation payments, collectively referred to as intercarrier compensation. Intercarrier compensation payments are a function of the number of calls we terminate, the minutes of use associated with such calls and the rates we are compensated at by the ILECs. Intercarrier compensation payments have historically been a significant portion of our revenues but the intercarrier payments are not currently a targeted customer. In particular, intercarrier compensation payments accounted for 32.1%, 35.0% and 48.7% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Although the rate at which we believe we will be compensated by the ILECs in 2005 is expected to be consistent with 2004, the sale of our enterprise customer base to TelePacific may affect the percentage of total revenues represented by intercarrier compensation in 2005. The failure, for any reason, of one or more ILECs from which we ordinarily receive intercarrier compensation payments to make all or a significant portion of such payments would adversely affect our financial results.

      Our right to receive intercarrier compensation payments from ILECs, as well as the right of CLECs and other competitors to receive such payments is the subject of numerous regulatory and legal challenges. For example, in 2003, Verizon and SBC adopted the Federal Communications Commission’s, or FCC’s, Intercarrier ISP Comp ensation Order. The FCC ISP order introduced a series of declining intercarrier compensation pricing tiers for minutes of use, at rates starting below the rates previously negotiated in our interconnection agreements (ICAs) with both carriers. The lowest pricing tier specified by the FCC ISP order was reached on June 15, 2003 and will remain in effect until such time that a replacement FCC ISP order, may become effective. Additionally, the FCC ISP order introduced artificial annual growth limits on compensable minutes of use subject to intercarrier compensation based on the composition and balance of traffic between carriers. The FCC ceased enforcing the growth cap in October 2004. The impacts of the FCC’s ISP order affected our intercarrier compensation payments for the years ended December 31, 2004, 2003 and 2002 as noted above.

      As technology continues to evolve with the corresponding development of new products and services, there is no guarantee we will retain our customers with our existing product and service offerings or with any new products or services we may develop in the future. Traditional dial-up access to the Internet, although a mature technology, remains a large target market for us. Major segments of this market may experience migration to broadband access technologies where available and competitively priced. While we remain focused on serving the needs of our customers who provide dial-up access to their end-users, with the evolution of new technologies many new Internet protocol (IP) applications are now available, such as VoIP, which have presented us with new product development and sales opportunities. We are developing and overlaying new products and services that take advantage of these new technologies to further increase the utilization of our network.

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

      In accordance with generally accepted accounting principles, in connection with the 2004 audit of our year-end financial statements, we tested our long-lived tangible and intangible assets to determine whether the carrying amounts of such assets were recoverable from future undiscounted cash flows. Primarily as a result of ongoing price compression and recent industry trends in the dial-up Internet access market, we recorded non-cash asset impairment charges of $54.6 million for our tangible assets. In performing the test, we determined that the total of the expected future undiscounted cash flows directly related to the existing service potential of the assets were less than the carrying value of the assets; therefore, an impairment charge was required. We engaged a third party valuation specialist to assist us in evaluating the fair value of our assets using a sales comp arison approach, as well as a replacement cost approach. The impairment charges represented the difference between the fair value of the property and equipment and its carrying value and are included within impairment of assets in the consolidated statements of operations. As a result of the asset impairments, a new cost basis was established for those assets that were impaired. The new cost basis resulted in a reduction of gross property and equipment and did not change the remaining estimated useful lives. As a result of this impairment charge, future depreciation expense is expected to be less for the affected assets than in prior years.

      In connection with the completion of the sale of our enterprise customer base to TelePacific on March 11, 2005, we recorded during the first quarter of 2005 net restructuring and other charges of approximately $750,000, primarily consisting of employee separation costs for employees previously associated with the enterprise customer base. Out of this amount, we anticipate that future cash expenditures associated with the separation plan will be approximately $300,000. This separation plan will impact approximately 150 employees, the majority of which were involuntary terminations. We anticipate that the majority of the employees associated with this separation plan will leave their positions by the end of 2005. See Note 18 in the accompanying consolidated financial statements.

Results of Operations

      The following table summarizes the results of operations as a percentage of our revenues for the years ended December 31, 2004, 2003 and 2002. Loss from operations for 2004, 2003 and 2002 includes restructuring and impairment charges totaling $55.4 million, $0.1 million and $25.2 million, respectively.

	Years Ended December 31,

	2004	2003	2002

Statements of Operations Data:

Revenues	100.0%	100.0%	100.0%

Network expenses	32.1	27.0	32.6

Selling, general and administrative expenses	46.8	44.0	36.6

Depreciation and amortization expense	26.3	32.7	24.6

Loss from operations	(49.9)	(3.7)	(9.2)

Net (loss) income	(60.5)	(11.3)	1.2

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

      The significant revenue components and operational metrics of the Company for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003	% Change

	(Dollars in millions)

Revenues:

Intercarrier compensation	$39.8	$47.1	(15.5)%

Direct billings to SP customers	42.9	45.0	(4.7)

Direct billings to enterprise customers	19.5	17.3	12.7

Outbound local and long distance	11.4	12.7	(10.2)

Dedicated transport	4.3	5.6	(23.2)

Switched access	5.3	6.0	(11.7)

Other	0.8	0.9	(11.1)

Total Revenues	$124.0	$134.6	(7.9)%

Operational metrics:

Minutes of use (in billions)	44.7	41.7	7.2%

      Consolidated revenues for the year ended December 31, 2004 decreased by $10.6 million, or 7.9%, to $124.0 million from $134.6 million for the year ended December 31, 2003. The decrease in revenues was mainly the result of a $7.3 million decrease in intercarrier compensation, primarily due to a lower average rate per minute of use resulting from the implementation of the FCC Intercarrier ISP Order in mid-2003. This decrease was partially offset by negotiated settlements of previously withheld intercarrier compensation payments in 2004 of $10.7 million compared to $5.7 million in 2003.

      Billable minutes of use were 44.7 billion for the year ended December 31, 2004, up 7.2% from 41.7 billion. Of these minutes, 43.8 billion and 40.9 billion were subject to intercarrier compensation in 2004 and 2003, respectively.

      The following table describes the main components of our intercarrier compensation revenues:

	2004	2003	% change

	(In thousands except
	minutes of use)

Minutes of use subject to intercarrier compensation revenue (billions)	43.8	40.9	7.1%

Average intercarrier compensation per minute of use	$0.0007	$0.0010	(30.0)

Intercarrier compensation before settlements	$29,172	$41,378	(29.5)

Amounts withheld from prior periods and recorded as revenue	$10,650	$5,685	87.3

Intercarrier compensation payments received	$39,822	$47,063	(15.5)%

      Intercarrier compensation decreased by $7.3 million or 15.5% to $39.8 million from $47.1 million in 2003. The main reason for the decrease was a decrease of 30.0% in the average rate per minute of use due to 2004 being the first full year at the lowest pricing tier specified by the FCC Intercarrier ISP order.

      Direct billings to SP customers decreased during the year ended December 31, 2004 from the same period in 2003 by $2.1 million, or 4.7%, to $42.9 million from $45.0 million during the year ended December 31, 2003 primarily due to customers disconnecting lines not in use and a reduction in the average rate for which we are compensated in our SP contracts in 2004 compared to 2003 due to the highly competitive nature of this market.

      Direct billings to enterprise business customers increased in the year ended December 31, 2004 from the same period in 2003 by $2.2 million, or 12.7%, to $19.5 million from $17.3 million during the same period in 2003 primarily due to increased lines in service. This increase was partially offset by lower average revenue per line in 2004 as compared to 2003 due to the highly competitive nature of this market. Due to the sale of our enterprise customer base to TelePacific on March 11, 2005, we are no longer directly serving the enterprise market. Accordingly, we do not expect to record revenues from enterprise customers after the date of the transaction.

      Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased during the year ended December 31, 2004 by $1.3 million or 10.2% to $11.4 million from $12.7 million during the year ended December 31, 2003. The decline in revenue was principally due to the highly competitive nature of this market.

      The $1.3 million, or 23.2%, decrease in dedicated transport revenues to $4.3 million during the year ended December 31, 2004 from $5.6 million during the same period in 2003 primarily related to a decline in the average revenue per unit. Switched access revenues decreased in the year ended December 31, 2004 from the same period in 2003 by $0.7 million, or 11.7%, to $5.3 million from $6.0 million in the year ended December 31, 2003 primarily due to lower rates despite an increase in minutes per use.

      Our significant costs and expenses for the years ended December 31, are as follows:

	2004	2003	% Change

	(Dollars in millions)

Costs and expenses:

Network	$39.8	$36.3	9.6%

Selling, general and administrative	58.1	59.2	(1.9)

Depreciation and amortization	32.6	44.0	(25.9)

Total Costs and Expenses	$130.5	$139.5	(6.5)%

      Our consolidated network expenses for the year ended December 31, 2004 increased by $3.5 million, or 9.6%, to $39.8 million from $36.3 million for the corresponding period in 2003 primarily due to fewer negotiated supplier credits received in 2004 than in 2003.

      Our consolidated selling, general and administrative expenses for the year ended December 31, 2004 decreased $1.1 million, or 1.9%, to $58.1 million from $59.2 million for the same period in 2003 primarily due to lower costs for repairs and maintenance and insurance, partially offset by the costs incurred with the sale of our enterprise customer base to TelePacific Communications of approximately $0.9 million. Selling, general and administrative expenses were 46.8% and 44.0% of revenues for the year ended December 31, 2004 and 2003, respectively. Selling, general and administrative expenses as a percentage of revenues increased in 2004 mainly due to the cost incurred with the sale of our enterprise customer base as discussed above. We expect salaries and wages to be lower in 2005 due to the sale of our enterprise customer base to TelePacific Communications. We are unable to estimate how our other costs could be affected by the sale of our enterprise customer base due to the timing uncertainty of our Transition Service Agreement with TelePacific.

      Our consolidated depreciation and amortization expense for the year ended December 31, 2004 decreased $11.4 million to $32.6 million, from $44.0 million for the same period in 2003 primarily due to assets becoming fully depreciated. Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on average asset lives, recognition of technological advancements and understanding of business strategy. During the first quarter of 2003, we changed the estimated lives of certain assets, which increased depreciation and amortization for 2003. This change reduced the useful life for phone equipment provided to customers and computer hardware from 5 years to 3 years and extended the useful life of some leasehold improvements from 10 years to up to 20 years. These changes were made to more closely match our accounting treatment to the expected lives of these assets. As a result of the change, we incurred a charge in 2003, which increased depreciation expense for the year ended December 31, 2003, by $1.6 million.

Restructuring charges

      Restructuring charges were $0.5 million for the year ended December 31, 2004 compared to $0.1 million for the year ended December 31, 2003. A summary of the restructuring expenses and the associated remaining liability, which is included in other accrued liabilities in our consolidated balance sheet as of December 31, 2004 and 2003, consist of the following:

	Restructuring	Additional		Restructuring
	Liability as	Restructuring		Liability as
	of Dec. 31,	Expense	Cash	of Dec. 31,
	2003	Incurred	Payments	2004

	(Dollars in thousands)

Rent expense for vacated premises	$2,989	$170	$(695)	$2,464

Circuit obligations	1,547	352	(1,899)	—

Other charges	6	(6)	—	—

	$4,542	$516	$(2,594)	$2,464

	Restructuring	Additional		Restructuring
	Liability as	Restructuring		Liability as
	of Dec. 31,	Expense	Cash	of Dec. 31,
	2002	Incurred	Payments	2003

	(Dollars in thousands)

Rent expense for vacated premises	$3,476	$206	$(693)	$2,989

Circuit obligations	2,800	—	(1,253)	1,547

Other charges	87	(81)	—	6

	$6,363	$125	$(1,946)	$4,542

      The balances of the restructuring liabilities relate to restructuring plans approved in June 2002 and August 2001. We did not approve any new restructuring plan in 2004 or 2003. The 2002 restructuring plan primarily provided for the closure of our switch facility in Colorado. The 2002 restructuring plan was in response to the further weakening of the economy, additional competitive pressure from competitors who had reorganized and lowered their cost structure, overcapacity in our industry and lower demand from customers for our products and services.

      The amount of the reserve for vacated premises is equal to the monthly lease payment of the unoccupied space, less any estimated sublease income, multiplied by the remaining months on the lease. In regards to the Colorado facility, no sublease income was estimated due to the specialized nature of this facility. During the second quarter of 2004, we recorded additional restructuring charges of approximately $194,000 due to increased common area operating expenses at the Colorado facility. This amount was partially offset by reversals of $37,000 of previously recorded restructuring charges related to the timing and amounts for sublease income, primarily in San Diego. During the fourth quarter of 2004, we recorded additional restructuring charges of $13,000 for an estimated increase in rent expense at the San Diego and San Francisco office locations. During the second and third quarters of 2004, we recorded additional restructuring charges of approximately $228,000 and $124,000, respectively, due to on-going negotiations regarding the amount owed for circuit commitment obligations, which we paid off during the third quarter of 2004. During the third quarter of 2004, we reversed $6,000 of previously recorded restructuring charges related primarily to professional fees that were anticipated but not incurred. The final cash payment to be recorded against the restructuring reserve is currently expected to occur in March 2010.

      During 2003, the Company recorded additional restructuring charges of $206,000 relating to office space in San Diego, California. The amount of the reserve recorded is equal to the monthly lease payment of the unoccupied space multiplied by the remaining months on the lease. Sub-lease income was not anticipated in 2003 primarily due to economic conditions. In addition, during 2003, the Company reversed $81,000 of previously recorded restructuring charges relating to professional fees that were anticipated but not incurred.

Impairment

      In accordance with generally accepted accounting principles, in connection with the 2004 audit of our year-end financial statements, we tested our long-lived tangible and intangible assets to determine whether the carrying amounts of such assets were recoverable from future undiscounted cash flows. Primarily as a result of ongoing price compression and recent industry trends in the dial-up Internet access market, we recorded non-cash asset impairment charges of $54.6 million for our tangible assets. In performing the test, we determined that the total of the expected future undiscounted cash flows directly related to the existing service potential of the assets were less than the carrying value of the assets; therefore, an impairment charge was required. We engaged a third party valuation specialist to assist us in evaluating the fair value of our assets using a sales comparison approach, as well as a replacement cost approach. The impairment charges represented the difference between the fair value of the property and equipment and its carrying value and are included within impairment of assets in the consolidated statements of operations. As a result of the asset impairments, a new cost basis was established for those assets that were impaired. The new cost basis resulted in a reduction of gross property and equipment and did not change the remaining estimated useful lives. As a result of this impairment charge, future depreciation expense is expected to be less for the affected assets than in prior years.

Loss from operations

      Loss from operations for the year ended December 31, 2004 was $61.9 million compared to $5.0 million for the year ended December 31, 2003, due to the factors discussed in the preceding paragraphs.

Interest expense, net

      Our consolidated interest expense, net for the year ended December 31, 2004 decreased $0.9 million, or 6.9%, to $12.1 million from $13.0 million for the same period in 2003. Interest expense is net of interest income. In December 2003, we successfully completed a financing transaction in which we issued a $40.0 million Senior Secured Note to Deutsche Bank, which permitted us to reduce our debt level by repurchasing $59 million principal amount of our outstanding Senior Notes in a tender offer. As part of this transaction, a discount of $21.8 million on the Senior Secured Note was established representing the fair value of the warrants that were part of the transaction. This discount is amortized to interest expense on an effective yield to maturity basis over the life of the Senior Secured Note. In March 2005, we paid off the Senior Secured Note utilizing the proceeds from the sale of our enterprise customer base to TelePacific, as well as cash on hand. The average outstanding debt in 2004 decreased by approximately $36 million compared to 2003.

Income taxes

      Our effective income tax rates for the years ended December 31, 2004 and 2003 reflect the applicable Federal and state statutory income tax rates. For the years ended December 31, 2004 and 2003, our effective income tax rate was 0% and 29.9%, respectively.

Net loss

      Net loss for the year ended December 31, 2004 was $75.0 million compared to $15.3 million for the year ended December 31, 2003. This was principally due to the factors discussed in the preceding paragraphs for the year ended December 31, 2004 compared to the year ended December 31, 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      The significant revenue components and operational metrics of the Company for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002	% Change

	(Dollars in millions)

Revenues:

Intercarrier compensation	$47.1	$79.9	(41.1)%

Direct billings to SP customers	45.0	41.5	8.4

Direct billings to enterprise customers	17.3	12.9	34.1

Outbound local and long distance	12.7	13.2	(3.8)

Dedicated transport	5.6	8.9	(37.1)

Switched access	6.0	7.2	(16.7)

Other	0.9	0.5	80.0

Total Revenues	$134.6	$164.1	(18.0)%

Operational metrics:

Minutes of use (in billions)	41.7	32.1	29.9%

      Consolidated revenues for the year ended December 31, 2003 decreased by $29.5 million, or 18.0%, to $134.6 million from $164.1 million for the year ended December 31, 2002. The decrease in revenues was mainly the result of a $32.8 million decrease in intercarrier compensation, due principally to withholding of intercarrier compensation payments to us by Verizon for the final five months and SBC for the final month in 2003, and negotiated settlements of previously withheld intercarrier compensation payments in 2003 of $5.7 million compared to $20.6 million in 2002. This decrease was partially offset by a $7.9 million increase in recurring charges and installation charges billed directly to SP and enterprise business customers due to the increase growth in total lines in service in 2003 over 2002 and an increase in billable minutes of use during the same period.

      Billable minutes of use were 41.7 billion for the year ended December 31, 2003, up 29.9% from 32.1 billion billed minutes during 2002 due to both the increased number of lines in service and higher average traffic volume per line on a year over year basis. Of these minutes, 40.9 billion and 31.4 billion were subject to intercarrier compensation in 2003 and 2002, respectively.

      The following table describes the main components of our intercarrier compensation revenues:

	2003	2002	% Change

	(In thousands except
	minutes of use)

Minutes of use subject to intercarrier compensation revenue (billions)	40.9	31.4	30.1%

Average intercarrier compensation per minute of use	$0.0010	$0.0019	(46.4)

Intercarrier compensation before settlements	$41,378	$59,315	(30.2)

Amounts withheld from prior periods and recorded as revenue	5,685	20,596	(72.4)

Intercarrier compensation payments received	$47,063	$79,911	(41.1)%

      Intercarrier compensation decreased by $32.8 million or 41.1% to $47.1 million from $79.9 million in 2002. The main reasons for the decrease were:

•	a decrease of $14.9 million in amounts received as a result of the settlement of disputes related to prior withholdings of intercarrier compensation payments in 2003;

•	withholdings of intercarrier compensation payments in 2003 by Verizon for the final five months and SBC for the final month based on Federal rate caps; partially offset by

•	an increase of 30.1% in minutes of use subject to intercarrier compensation payments.

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

      Direct billings to enterprise business customers increased for the year ended December 31, 2003 from the same period in 2002 by $4.4 million, or 34.1%, to $17.3 million from $12.9 million during the same period in 2002. This increase was primarily due to introduction of new services for enterprise customers in 2003 combined with an increase in lines in service to 65,028 lines at the year ended December 31, 2003 from 54,385 lines in service at December 31, 2002, an increase of 10,643, or 19.6%, partially offset by lower rates offered to our new and renewing customers in 2003 in response to increased market pricing pressures.

      Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased during the year ended December 31, 2003 by $0.5 million or 3.8% to $12.7 million from $13.2 million during the year ended December 31, 2002. The decline in revenue from 2002 to 2003 was principally due to the highly competitive nature of this market.

      The $3.3 million, or 37.1% decrease in dedicated transport revenues to $5.6 million during the year ended December 31, 2003 from $8.9 million during the same period in 2002 primarily relates to reduced service levels. Switched access revenues decreased in the year ended December 31, 2003 from the same period in 2002 by $1.2 million, or 16.7%, to $6.0 million from $7.2 million in the year ended December 31, 2002. This decrease was mainly due to payments received in 2002 that were previously withheld.

      Our significant costs and expenses for the years ended December 31, are as follows:

Costs and expenses:	2003	2002	% Change

	(Dollars in millions)

Network	$36.3	$53.5	(32.1)%

Selling, general and administrative	59.2	60.1	(1.5)

Depreciation and amortization	44.0	40.4	8.9

Total Costs and Expenses	$139.5	$154.0	(9.4)%

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

      Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on average asset lives, recognition of technological advancements and understanding of business strategy. Our consolidated depreciation and amortization expense for the year ended December 31, 2003 increased $3.6 million to $44.0 million, from $40.4 million for the same period in 2002. The increase in depreciation and amortization expense is primarily due to the change in estimated useful lives of certain assets, which we made in January 2003, and a higher fixed asset depreciable base in 2003. This change reduced the useful life for phone equipment provided to customers and computer hardware from 5 years to 3 years and extended the useful life of some leasehold improvements from 10 years to up to 20 years. These changes were made to more closely match our accounting treatment to the expected lives of these assets. As a result of the change, we incurred a charge in 2003, which increased depreciation expense for the year ended December 31, 2003 by $1.6 million.

Restructuring charges

      Restructuring charges were $0.1 million for the year ended December 31, 2003 compared to $8.6 million in the year ended December 31, 2002. A summary of the restructuring expenses and the associated remaining liability, which is included in other accrued liabilities in the our consolidated balance sheet as of December 31, 2003 and 2002, consist of the following:

	Restructuring	Additional		Restructuring
	Liability as	Restructuring		Liability as
	of Dec. 31,	Expense	Cash	of Dec. 31,
	2002	Incurred	Payments	2003

	(Dollars in thousands)

Rent expense for vacated premises	$3,476	$206	$(693)	$2,989

Circuit obligations	2,800	—	(1,253)	1,547

Other charges	87	(81)	—	6

	$6,363	$125	$(1,946)	$4,542

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

Loss from operations

      Loss from operations for the year ended December 31, 2003 was $5.0 million compared to $15.1 million for the year ended December 31, 2002. In addition to the factors discussed in the preceding paragraphs no asset impairment charges were recorded in year ended December 31, 2003 compared to asset impairment charges of $16.6 million in year ended December 31, 2002.

Interest expense, net

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

Income taxes

      Our effective income tax rates for the years ended December 31, 2003 and 2002 reflect the applicable Federal and state statutory income tax rates. For the years ended December 31, 2003 and 2002, our effective income tax rate was 29.9% and 26.7%, respectively.

Net loss/income

      Net loss for the year ended December 31, 2003 was $15.2 million compared to net income of $2.0 million for the year ended December 31, 2002. This was principally due the factors discussed in the preceding paragraphs, and a gain on the repurchase of bonds of $3.7 million in the year ended December 31, 2003 compared to a gain on the repurchase of bonds of $33.8 million in the year ended December 31, 2002.

Quarterly Operating and Statistical Data

      The following table sets forth unaudited operating and statistical data for each of the specified quarters of 2004 and 2003. The operating and statistical data for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended

	2004				2003

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,

	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Ports equipped	1,052,400	998,400	998,400	998,400	998,400	998,400

Quarterly minutes of use switched (in billions)	11.9	11.3	10.2	11.3	11.1	11.2

Capital additions (in thousands)	$1,205	$5,201	$3,488	$689	$1,046	$1,504

Employees	373	392	398	389	372	371

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Three Months Ended

	2003

	June 30,	Mar. 31,

	(unaudited)	(unaudited)

Ports equipped	998,400	940,800

Quarterly minutes of use switched (in billions)	10.0	9.4

Capital additions (in thousands)	$1,713	$1,482

Employees	402	402

Liquidity and Capital Resources

      Sources and uses of cash. At December 31, 2004 cash and cash equivalents decreased $2.4 million to $32.3 million from $34.7 million at December 31, 2003. The decrease was primarily due to lower revenue in 2004 compared to 2003.

      Net cash provided by operating activities was $12.8 million for the year ended December 31, 2004, a decrease of $5.6 million or 30.4% from the year ended December 31, 2003 due to higher net losses. In May 2004, we completed a financing agreement for a $1.6 million note payable exchanged for a 36-month maintenance services agreement. During 2004, we capitalized interest of $0.6 million on our Senior Secured Note. These transactions are reflected on our Condensed Consolidated Statement of Cash Flows as non-cash operating and financing activities.

      Net cash used in investing activities was $14.7 million for the year ended December 31, 2004 compared to net cash provided by investing activities of $24.5 million for the same period ended in 2003. During the year ended December 31, 2004 we purchased $10.6 million of short-term investments, whereas we redeemed $29.4 million of short-term investments during the year ended December 31, 2003. Purchases of property and equipment increased to $7.1 million during the year ended December 31, 2004 as compared to $5.0 million during the same period in 2003. We had deposits from TelePacific of $3.5 million associated with the sale of our enterprise customer base.

      In July 2004, at our request, Merrill Lynch Capital paid approximately $2.1 million from our secured financing arrangement with Merrill Lynch Capital directly to a vendor on our behalf to pay for new network equipment. In May 2004, we completed a financing agreement with Cisco Systems, Inc. (Cisco) for various network equipment. This financing agreement was comprised of $1.4 million of equipment capital leases. These transactions are reflected on our Condensed Consolidated Statement of Cash Flows as non-cash investing and financing activities.

      Net cash used in financing activities was $0.5 million for the year ended December 31, 2004, consisting primarily of payments on notes payable and capital leases offset by proceeds from borrowings under notes payables, as compared to $36.3 million for the same period in 2003. In 2003, we used cash to repurchase $59.0 million of our Senior Notes, partially offset by $40.0 million of cash provided by the issuance of our Senior Secured Notes. Deferred financing costs were $0.2 million in 2004 compared to $5.2 million in 2003. During 2004, capital lease payments of $2.7 million were lower by approximately $5.5 million from $8.2 million in 2003. In 2003 we made our final payment of $4.2 million relating to our then outstanding Fiber IRU liability and did not make any similar payments in 2004.

      As described in detail above, notes payable includes approximately $3.7 million of non-cash financing activities associated with the purchase of new network equipment and a 36 month maintenance services agreement, the Senior Secured Note includes approximately $0.6 million of non-cash financing activities in the form capitalized interest, and $1.4 million of non-cash financing activities from the equipment capital leases.

      Cash requirements. The telecommunications service business is capital intensive. Our operations have required the expenditure of substantial amounts of cash for the design, acquisition, construction and implementation of our network. We continue to seek further ways to enhance our infrastructure in 2005 and beyond. As a result of various capital projects and our business plan, as currently contemplated, we anticipate making capital expenditures, excluding acquisitions, of approximately $8.0 million for 2005. However, the actual cost of capital expenditures during 2005 will depend on a variety of factors. Accordingly, our actual capital requirements may exceed, or fall below, the amounts described above.

      During the normal course of business, we may enter into agreements with some suppliers, which allow these suppliers to have equipment or inventory available for purchase based upon criteria as defined by us. As of December 31, 2004, we did not have any material future purchase commitments to purchase equipment from any of our vendors.

      Debt outstanding. At December 31, long-term debt and capital lease obligations consist of the following:

	2004	2003

	(Dollars in thousands)

Senior Notes	$36,102	$36,102

Senior Secured Note, net of discount of $16,134	24,500	18,369

Capital lease obligation	1,285	2,780

Notes Payable	6,040	69

Less current portion of notes payable and capital lease	(2,889)	(2,606)

	$65,038	$54,714

      The Senior Notes, of which there is $36.1 million in principal amount outstanding at December 31, 2004 and 2003, mature on February 1, 2009 and bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009. In December 2003, we solicited consents to effect certain proposed amendments to the indenture governing the Senior Notes. These amendments to the indenture governing the Senior Notes eliminated most of the indenture’s principal restrictive covenants and amended certain other provisions contained in the indenture.

      On March 11, 2005 we utilized the proceeds from the sale of our enterprise customer base to TelePacific of approximately $26.9 million, as well as cash on hand, to repay our outstanding $40.0 million Senior Secured Note, as well as retire the related warrants to purchase up to 26,666,667 shares of our common stock. Prior to this repayment, the Senior Secured Note carried an interest rate of LIBOR plus 0.5% (3.02% at December 31, 2004), and had been scheduled to mature in December 2006. Under the terms of the guaranty and security agreement related to the Senior Secured Note, we granted Deutsche Bank a security interest in substantially all of our assets and agreed to certain covenants including limitations on our ability to incur additional indebtedness, incur liens, sell assets and pay dividends. As a result of the repayment of the Senior Secured Note, this security interest in our assets has been removed and we are no longer subject to these covenants. As of December 31 2004 we were in compliance with the covenants of the Senior Secured Note. During 2003 we allocated $18.2 million of the proceeds of the Senior Secured Note to debt and $21.8 million to the warrants on the basis of their relative fair values. This allocation of proceeds of the warrants created a discount on the Senior Note. The increase in the Senior Secured Note of $6.1 million in 2004 over 2003 was due primarily to the amortization of the discount during 2004.

      During the second quarter of 2004, we entered into a secured financing arrangement with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., pursuant to which we could borrow up to an aggregate amount of $10.0 million, subject to certain conditions. This financing arrangement was structured in a manner that provided for multiple credit facilities up to an aggregate of $10.0 million with each facility having separate closing dates and repayment schedules. This secured financing arrangement commitment had an expiration date of December 31, 2004. The principal and accrued interest of each facility is payable in 36 equal monthly installments. We have the option to prepay the outstanding facility after 18 months subject to a maximum premium of 3% of the outstanding facility. Interest on each facility was fixed at 5% plus the 3-year swap rate, as published by Bloomberg Professional Services, determined two business days prior to the closing date of each facility. We used the proceeds of this financing arrangement to acquire new telecommunication switch and related equipment, with secured borrowings under this financing arrangement. During 2004, we borrowed approximately $5.4 million, and as of December 31, 2004, the principal balance was $4.7 million and was included under Notes Payable in the above table.

      In May 2004, the Company completed financing agreements with Cisco for various network equipment. These financing agreements were comprised of $1.4 million of equipment capital leases and a $1.6 million note payable exchanged for a 36-month maintenance services agreement. As of December 31, 2004, the principal balance of the capital lease was $1.1 million and is included under Capital lease obligations in the above table. As of December 31, 2004, the balance of the note payable was $1.3 million and is included under Notes Payable in the above table.

      Future uses and sources of cash. Our principal sources of funds for 2005 are anticipated to be current cash and short-term investment balances and cash flows from operating activities. We believe that these funds will provide us with sufficient liquidity and capital resources for us to fund our business plan for the next 12 months. No assurance can be given, however, that this will be the case. We may also seek to obtain leases or additional lines of credit in 2005. There can be no assurance that additional lines of credit or leases will be made available to us on terms that we find acceptable. We discuss our material contractual obligations under “— Contractual obligations” below. As currently contemplated, we expect to fund, among other things:

•	interest payments of approximately $5 million on Senior Notes and other notes;

•	anticipated capital expenditures of approximately $8 million; and

•	capital lease payments (including interest) of approximately $1 million.

      The foregoing statements do not take into account (i) acquisitions, which, if made, are expected to be funded through a combination of cash and equity (ii) the repurchase of any of our remaining outstanding Senior Notes or (iii) any potential payments made in respect of adjustments which may arise from our ongoing tax audits. Depending upon our rate of growth and profitability, among other things, we may require additional equity or debt financing to meet our working capital requirements or capital needs. There can be no assurance that additional financing will be available when required, or, if available, will be on terms satisfactory to us. Key factors which could affect our liquidity include:

•	future demand of our services;

•	financial stability of our customers;

•	outcomes of regulatory proceedings involving intercarrier compensation;

•	capital expenditures;

•	our debt payments;

•	capital lease repayments;

•	loss of enterprise revenues due to the sale of our enterprise customer base of approximately $15 million;

•	interest expense on debt; and

•	development and market rollout of new service offerings.

      Our significant contractual obligations at December 31, 2004 were as follows:

	Less Than	1-3	4-5	Over 5
	One Year	Years	Years	Years	Total

	(Dollars in thousands)

Operating leases	$10,567	$9,836	$2,922	$144	$23,469

Senior Secured Note (See note 1 below)	—	24,500	—	—	24,500

Senior Notes	—	—	36,102	—	36,102

Capital leases	633	651	—	—	1,284

Notes Payable	2,256	3,782	2	—	6,040

Total	$13,456	$38,769	$39,026	$144	$91,395

(1)	The Senior Secured Note was to mature in December 2006 and is included in the above table. However, on March 11, 2005, we utilized the proceeds from the sale of our enterprise customer base, as well as cash on hand, to repay our outstanding $40.0 million Senior Secured Note, net of $16.1 million discount, as well as retire related warrants to purchase up to 26,666,667 shares of the company’s common stock. See Note 18 in the accompanying consolidated financial statements.

Off balance sheet arrangements

      At December 31, 2004, 2003, and 2002, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Inflation

      We do not believe that inflation has had any material effect on our business over the past three years, however there can be no assurance that inflation will not affect us in future periods.

Application of Critical Accounting Policies

      Critical Accounting Policies. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses for the reporting period. We consider the following accounting policies to be critical policies due to the estimation processes involved in each:

•	revenue recognition;

•	provision for doubtful accounts receivable;

•	estimated settlement of disputed billings; and

•	impairment for long-lived assets.

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

      Non-refundable up-front payments received for installation services and related costs up to the amount of installation revenues, are recognized as revenue and expense ratably over the term of the service contracts, generally 24 to 36 months. Any costs in excess of recognized revenues are expensed in the current period. As of December 31, 2004 and 2003, $1.2 million and $1.1 million, respectively, of installation payments received were deferred and are included in deferred revenues, and $0.6 million and $0.7 million, respectively, of associated costs were deferred and are included in other assets in the accompanying consolidated balance sheets.

      Revenues from service access agreements are recognized as the service is provided, except for intercarrier compensation fees paid by our intercarrier customers for completion of their customers’ calls through our network, and access charges paid by carriers for long distance traffic terminated on our network. Our right to receive this type of compensation is the subject of numerous regulatory and legal challenges. Until all issues affecting a given item of revenue are resolved, we will continue to recognize intercarrier compensation as revenue when the price becomes fixed and determinable and collectibility is reasonably assured.

      Some ILECs with which we have interconnection agreements had withheld payments from amounts billed by us under their agreements. The process of collection of intercarrier compensation can be complex and subject to interpretation of regulations and laws. This can lead to the requirement for negotiated settlements between us and the ILEC where we agree to accept a portion of what we believe is owed to us. These settlements generally reflect the mutual agreements of both parties that exist at the date of the settlement. Settlements were entered into with ILECs whereby the ILECs paid us an aggregate of $10.7 million in 2004 and $5.7 million in 2003. The settlements were included in revenues.

      Provision for doubtful accounts receivable. Provisions for allowances for doubtful accounts receivable are estimated based upon:

•	historical collection experience;

•	customer delinquencies and bankruptcies;

•	information provided by our customers;

•	observance of trends in the industry; and

•	other current economic conditions.

      At December 31, 2004 our provision for doubtful accounts receivable was $0.4 million, which represented approximately 2.8% of accounts receivable. If an additional 1% of our gross accounts receivable were deemed to be uncollectible at December 31, 2004, our provision for doubtful accounts and provision for bad debt expense would increase by approximately $0.1 million. If this information does not properly reflect future collections, our accounts receivable balance could be subject to change. Additionally, due to the sale of the enterprise customer base to TelePacific as of March 11, 2005, trade accounts receivable is expected to decrease in 2005. See Note 18 in the accompanying consolidated financial statements.

      Accruals for disputed billings. During the ordinary course of business, we may be billed for carrier traffic for which management believes we are not responsible. In such instances, we may dispute with the appropriate vendor and withhold payment until the matter is resolved. Our current disputes are primarily related to incorrect facility rates or incorrect billing elements we believe we are being charged. Management regularly reviews and monitors all disputed items and, based on industry experience, records an accrual that represents what we estimate that we owe on the disputed billings. Although we continue to actively try to expedite resolutions, often times the state Public Utilities Commission must become involved to arbitrate such agreements. This process is often not timely and resolutions are often subject to appeal. As of December 31, 2004, the Company has accrued approximately $1.3 million, representing approximately 65.7% of the gross amount of disputes in negotiation at this time. If resolutions to items in negotiation are favorable or unfavorable to management’s estimations, our reserve for disputed items may be subject to change.

      Long-lived assets. In 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate our long-lived assets when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. When we consider an asset to be impaired, it is written down to its estimated fair market value. This is assessed based on factors specific to the type of asset. In assessing the recoverability of these assets, we make assumptions regarding, among other things, estimated future cash flows to determine the fair value of the respective assets. If these estimates and the related assumptions change in the future, we may be required to record additional impairment charges for these assets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The SEC’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At December 31, 2004, we had an outstanding $40.6 million principal amount of Senior Secured Notes payable. These notes are at a rate of LIBOR plus 0.5%, which was 3.02% at December 31, 2004. A hypothetical 1% point increase in short-term interest rates would reduce the annualized income before tax by approximately $0.4 million as a result of higher interest expense.

      Additionally, we are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. Substantially all of our investments are in cash equivalents. Currently this reduces our exposure to long-term interest rate changes. A hypothetical 1% decrease in short-term interest rates would reduce the annualized pretax interest income on our $42.8 million cash, cash equivalents, and short-term investments at December 31, 2004 by approximately $0.4 million.

Item 8.	Financial Statements and Supplementary Data

      Our consolidated financial statements required by Item 8, together with the notes thereto and the reports thereon of the independent public accountants dated February 25, 2005, except for Note 18, which is dated as of March 11, 2005, and dated February 13, 2004, are set forth on pages F-1 through F-32 of this Form 10-K. The consolidated financial statement schedule listed under Item 15(a)2 is set forth on page F-33 of this Form 10-K and should be read in conjunction with our consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On August 16, 2004, our Audit Committee of the Board of Directors dismissed KPMG LLP (KPMG) as our independent accountants, and approved the engagement of BDO Seidman, LLP (BDO) as our independent accountants for the fiscal year ended December 31, 2004.

      KPMG provided auditing services to us for the years ended December 31, 2003 and 2002. During this time, which specifically includes the fiscal year ended December 31, 2003, and the subsequent interim period through August 16, 2004, there were no disagreements between KPMG and us on any matter of accounting principals or practices, financial statement disclosure, or auditors scope or procedure, which disagreements, if not resolved to KPMG’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with its reports. Furthermore, there were no reportable events described under Item 304(a)(1)(v) of Regulation S-K.

      The audit reports issued by KPMG on our consolidated financial statements as of and for the years ended December 2003 and 2002 did not contain an adverse opinion, or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

      During the year ended December 31, 2003 and through August 16, 2004, we did not consult with BDO regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.	Controls and Procedures

      As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, together with the other members of management participating in the evaluation, concluded that we are in compliance with the requirements of Rule 13a-15(a) of the Exchange Act and that our disclosure controls and procedures are effective.

      There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

      There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 but was not reported.

PART III

Items 10, 11, 12, 13 and 14.

      Information concerning Executive Officers of the Company is included in this Annual Report in Item 4A under the caption “— Executive Officers of the Registrant.” Information required by Items 10, 11, 12 13, and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from Pac-West Telecomm, Inc.’s Proxy Statement, to be delivered to its shareholders in connection with its Annual Meeting of

Shareholders to be held June 21, 2005, which will be filed with the Securities Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, all of which information is hereby incorporated by reference, in and made part of, this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)(1) Financial Statements

      The consolidated financial statements of Pac-West Telecomm, Inc. and its subsidiaries for the year ended December 31, 2004, together with the Reports of Independent Public Accountants, are set forth on Pages F-1 through F-32 of this annual report on Form 10-K. The supplemental financial information listed and appearing hereafter should be read in conjunction with the consolidated financial statements included in the Form 10-K.

(2) Financial Statement Schedules

      The following are included in Part IV of this annual report on Form 10-K for each of the years ended December 31, 2004, 2003 and 2002 as applicable:

Schedule II — Valuation and Qualifying Accounts	F-33

      Financial statement schedules not included in this Form 10-K have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto, included in this annual report on Form 10-K.

(3) Exhibits

      The exhibits are filed herewith pursuant to Item 601 of Regulation S-K.

Exhibit
No.		Description

3.1		Amended and Restated Articles of Incorporation of Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated June 26, 2000.)
4.1		Form of certificate representing common stock of Pac-West Telecomm, Inc. (Incorporated reference to Exhibit 4.1 to the Company’s Registration Statement (No. 333-86607).)
10.1		Registration Rights Agreement, dated September 16, 1998, between Pac-West, John K. La Rue, Bay Alarm Company, certain investors and certain executives. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement (No. 333-86607).)
10	.2 (a)	Pac-West Telecomm, Inc. 1999 Stock Incentive Plan. (Incorporated by reference to 10.6(a) to the Company’s Registration Statement (No. 333-76779).)
+10	.2 (b)	Pac-West Telecomm, Inc. 1999 Stock Incentive Plan form of notice of Stock Option Award and Stock Option Award Agreement between Pac-West and its grantees as designated. (Incorporated by reference to Exhibit 10.6(b) to the Company’s Registration Statement (No. 333-76779).)
+10	.3	Executive Agreement, dated September 16, 1998, between Pac-West and Wallace W. Griffin. (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement (No. 333-76779).)
+10	.4	Confidentiality Agreement, dated September 16, 1998, between Pac-West and John K. La Rue. (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement (No. 333-76779).)
+10	.5	Confidentiality Agreement, dated September 16, 1998, between Pac-West and Wallace W. Griffin. (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement (No. 333-76779).)
10.6		Lease Agreement, dated as of June 23, 1995, as amended, by and between Geremia Brothers and Pac-West for 4202 and 4210 Coronado Avenue, Stockton, California. (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement (No. 333-76779).)

Exhibit
No.	Description

10.7	Lease Agreement, dated as of July 3, 1996, as amended, by and between One Wilshire Arcade Imperial, Ltd., Paramount Group, Inc. and Pac-West for 624 South Grand Avenue, Los Angeles, California. (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement (No. 333-76779).)
10.8	Balco Properties Office Lease, dated as of November 10, 1998, by and between Balco Properties and Pac-West for Franklin Building, 1624 Franklin Street, Suites 40, 100, Mezzanine, 201, 203, 210, 214 and 222, Oakland, California. (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement (No. 333-76779).)
10.9	Lease Agreement, dated as of December 17, 1998, by and between Wing Fong & Associates LLC and Pac-West for 302 and 304 East Carson Street, Las Vegas, Nevada. (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement (No. 333-76779).)
10.10	Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996, dated June 29, 1999, between Pac-West and Pacific Bell, and related Errata to Approved Interconnection Agreement dated June 30, 1999. (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement (No. 333-76779).)
10.11	Telecommunication Facility Interconnection Agreement, dated June 21, 1996, between Pac-West and GTE California Inc. (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement (No. 333-76779).)
10.12	Master Interconnection and Resale Agreement for the State of Nevada, dated January 15, 1999, between Pac-West and The Nevada Division of Central Telephone Company d/b/a Sprint of Nevada. (Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement (No. 333-76779).)
10.13	Indenture, dated January 29, 1999 between Pac-West Telecomm, Inc. and Norwest Bank Minnesota, N.A., pursuant to which the Series B 13 1/2% Notes due 2009 will be issued. (Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement (No. 333-76779).)
10.14	Agreement for Local Wireline Network Interconnection and Service Resale between Pac — West Telecomm, Inc. and U S West Communications, Inc. for the State of Washington executed September 2, 1999. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K For the period ending December 31, 1999.)
10.15	Agreement for Local Wireline Network Interconnection Between Citizens Telecommunication Company of California, Inc. and Pac-West Telecomm, Inc. dated November 1, 1999. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999.)
10.16	Agreement for Local Wireline Network Interconnection and Service Resale Between Pac — West Telecomm, Inc. and U S West Communications, Inc. for the State of Arizona dated September 2, 1999. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999.)
10.17	Lease agreement, dated as of September 10, 1999, by and between David A. and Sandra L. Sabey and Pac-West Telecomm, Inc. for 12201 Tukwila International Blvd., Building B, Second Floor, Tukwila, Washington. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999.)
10.18	Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Nevada Bell and Pac-West Telecomm, Inc. executed August 25, 1999. (Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)
10.19	Pac-West Telecomm, Inc. and U S West Communications, Inc. Interconnection Agreement for the State of Oregon dated January 31, 2000. (Incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)

Exhibit
No.		Description

10.20		Adoption Letter dated February 2, 2000 between Pac-West Telecomm, Inc. and GTE Northwest Incorporated of Interconnection, Resale and Unbundling Agreement Between GTE Northwest Incorporated and Electric Lightwave, Inc. for the State of Oregon. (Incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)
10.21		Interconnection, Resale and Unbundling Agreement between GTE Northwest Incorporated and Electric Lightwave, Inc. for the State of Oregon. (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)
10.22		Lease Agreement, dated as of February 4, 2000, by and between North Valley Tech LLC and Pac-West Telecomm, Inc. for E. 84th Avenue, Suite 100, Thornton, Colorado. (Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)
10.23		Lease Agreement, dated February 4, 2000, by and between Park Central Mall, L.L.C. and Pac-West Telecomm, Inc. for 3110 North Central Avenue, Suite 75, Building 2, Phoenix, Arizona. (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)
10.24		Interconnection Agreement Between U S West Communications, Inc. and Pac-West Telecomm, Inc. For Colorado dated May 8, 2000. (Incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000.)
10.25		Lease Agreement, dated March 8, 2000, by and between Stockton March Partners and Pac-West Telecomm, Inc. for 1776 West March Lane, Stockton, California. (Incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000.)
10	.26(a)	IRU Agreement, dated June 30, 2000, by and between Qwest Communications Corporation and Pac-West Telecomm, Inc. (Confidential Materials omitted and filed separately with the Securities and Exchange Commission) (Incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000.)
10	.26(b)	Amendment No 1 to IRU Agreement dated May 15, 2001, between Pac-West Telecomm, Inc. and Qwest Communications Corporation. (Incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000.)
10	.26(c)	Amendment No 2 to IRU Agreement dated June 28, 2002, between Pac-West Telecomm, Inc. and Qwest Communications Corporation. (Incorporated by reference to Exhibit 10.43 (c) to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002.)
+10	.27	2000 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10 .47 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000.)
10.28		Lease Agreement, dated August 29, 2000, by and between Boyd Enterprises Utah, LLC and Pac-West Telecomm, Inc. for 2302 S. Presidents Drive, West Valley City, Utah. (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.)
+10	.29	Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. Wallace W . Griffin and Pac-West Telecomm, Inc. (Incorporated by reference to exhibit 10.49 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.)
+10	.30	Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. John K. La Rue and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.)
+10	.31	Interconnection Agreement Between Roseville Telephone Company and Pac-West Telecomm, Inc. for the State of California dated September 18, 2000. (Incorporated by reference to exhibit 10.53 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.)

Exhibit
No.		Description

10.32		Agreement for Local Wireline Network Interconnection and Service Resale Between AT&T Corp. and U S West Communications, Inc. for the State of Idaho dated July 27, 1998. (Incorporated by reference to Exhibit 10.23(c) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.)
10.33		Letter Agreement between Qwest Corporation (f/k/a U S West Communications, Inc.) and Pac-West Telecomm, Inc. for the State of Idaho, dated October 2, 2000. (Incorporated by reference to Exhibit 10.23(c) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.)
10.34		Agreement for Local Wireline Network Interconnection and Service Resale Between AT&T Communications of the Mountain States, Inc. and U S West Communications, Inc for the State of Utah, dated June 28, 1998. (Incorporated by reference to Exhibit 10.23(c) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.)
10.35		Letter Agreement between Qwest Corporation (f/k/a U S West Communications, Inc.) and Pac-West Telecomm, Inc. for the State of Utah, dated October 2, 2000. (Incorporated by reference to Exhibit 10.23(c) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.)
+10	.36	Employment Agreement, dated June 11, 2001, by and between Mr. Henry R. Carabelli and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)
+10	.37	Agreement Regarding Change in Employment Status, dated August 1, 2001, by and between John K. La Rue and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)
+10	.38	Employment Agreement, dated December 1, 2001, by and between Mr. Wallace W. Griffin and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)
+10	.39	Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. H. Ravi Brar and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)
+10	.40	Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. John F. Sumpter and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)
10.41		Settlement agreement, dated October 29, 2002 by and between Pac-West Telecomm, Inc. and SBC Telecommunications, Inc. (Incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)
10.42		Interconnection Agreement between Pacific Bell Telephone Company d/b/a SBC Pacific Bell Telephone Company and Pac-West Telecomm, Inc. for the State of California dated May 15, 2003. (Incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.)
10.43		Interconnection Agreement between Verizon California Inc. and Pac-West Telecomm, Inc. for the State of California dated May 28, 2003. (Incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.)
+10	.44	Executive agreement dated as of July 1, 2003, made by and between us and Henry R. Carabelli, Chief Executive Officer. (Incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.)
10.45		Settlement agreement, dated June 26, 2003 by and between us and SBC Telecommunications, Inc. (Incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

Exhibit
No.		Description

10.46		First Supplemental indenture, dated November 25, 2003 by and between us and Wells Fargo Bank Minnesota, N.A. (formerly known as Norwest Bank Minnesota, National Association), as trustee in connection with certain amendments to the Indenture, dated as of January 29, 1999, relating to the Company’s 13.5% Series A and B Senior Notes due 2009. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated November 26, 2003.)
10.47		Senior secured promissory note, dated December 19, 2003, between us and Deutsche Bank AG — London acting through DB Advisors, LLC. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 19, 2003.)
10.48		Warrant to purchase shares of our common stock, dated December 19, 2003 issued to Deutsche Bank AG — London acting through DB Advisors, LLC. (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 19, 2003.)
10.49		Registration rights agreement, dated December 19, 2003, between us and Deutsche Bank AG — London acting through DB Advisors, LLC. (Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 19, 2003.)
10.50		Guaranty and security agreement, dated December 19, 2003, between us and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 19, 2003.)
+10	.51	Separation agreement dated October 21, 2003 between us and Wallace W. Griffin. (Incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)
+10	.52	Performance unit award agreement, dated December 29,2003, between us and Henry R. Carabelli, Chief Executive Officer. (Incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)
10.53		Network interconnection agreement, dated February 9, 2004 between us and Cox Arizona Telcom, LLC. (Incorporated by reference to Exhibit 10.79 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.)
10.54		Loan facility, dated May 20, 2004 between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
10.55		Term loan and security agreement, dated May 21, 2004, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.81 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
10.56		Collateral installment note, dated May 21, 2004, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
10.57		Amendment to Collateral installment note, dated May 21, 2004, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.83 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
10.58		Term loan and security agreement, dated July 2, 2004, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.84 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
10.59		Collateral installment note, dated July 2, 2004, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
10.60		Settlement agreement between the Company and SBC California dated July 28, 2004. (Incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)

Exhibit
No.		Description

+10	.61	Agreement regarding compensation on change of control dated August 17, 2004, made by and between the Company and Wayne Bell, Vice President Sales and Marketing. (Incorporated by reference to Exhibit 10.87 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)
+10	.62	Agreement regarding compensation on change of control dated August 17, 2004, made by and between the Company and H. Ravi Brar, Chief Financial Officer. (Incorporated by reference to Exhibit 10.88 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)
+10	.63	Agreement regarding compensation on change of control dated August 17, 2004, made by and between the Company and Michael Hawn, Vice President Customer Network Services. (Incorporated by reference to Exhibit 10.89 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)
+10	.64	Agreement regarding compensation on change of control dated August 17, 2004, made by and between the Company and John Sumpter, Vice President Regulatory. (Incorporated by reference to Exhibit 10.90 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)
+10	.65	Amendment No. 1 to the Settlement Agreement between the Company and SBC California dated October 19, 2004. (Incorporated by reference to Exhibit 10.91 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)
*+10	.66	Agreement regarding employment dated June 1, 2004, between us and John K. La Rue
*+10	.67	Employee Stock Purchase Plan amended and restated June 16, 2004
*10	.68	Asset Purchase Agreement dated December 17, 2004, as amended, by and between the Company and U.S. TelePacific Corp.
*10	.69	Amendment No. 1 to Asset Purchase Agreement dated March 11, 2005, by and between the Company and U.S. TelePacific Corp.
*10	.70	Payoff Letter and Release dated December 17, 2004, by and between the Company and Deutsche Bank AG — London.
*10	.71	Transition Service Agreement dated December 17, 2004, as amended, by and between the Company and U.S. TelePacific Corp. (certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)
21.1		Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)
*23	.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.
*23	.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm
*31	.1	Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification by H. Ravi Brar, Chief Financial Officer and Vice President of Human Resources pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification by H. Ravi Brar, Chief Financial Officer and Vice President of Human Resources pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Newly filed with this report

+	Management contract or compensatory plan or arrangement

(a) Reports on Form 8-K

      On March 17, 2005, we filed pursuant to Item 2.01 and Item 2.05 of Form 8-K notice that the Company completed the previously announced sale of certain assets primarily related to the Company’s enterprise customer base and the assumption of certain specified liabilities to U.S. TelePacific Corp. The Company also noted that pursuant to the term of the Payoff Letter between the Company and Deutsche Bank AG — London, the Company utilized the proceeds of the sale and prepaid in full the Senior Secured Promissory Note due December 17, 2006. The Company determined that in connection with the completion of the sale of the enterprise customer base, the Company will record net restructuring and other charges.

      On March 14, 2005, we furnished pursuant to Item 7.01 of Form 8-K a copy of our press release issued on March 11, 2005, announcing the closing of the previously announced sale of our enterprise customer base to U.S. TelePacific Corp. The Company utilized the proceeds of the transaction, as well as cash on hand, to repay that certain Senior Secured Promissory Note.

      On March 4, 2005, we furnished pursuant to Item 2.02 of Form 8-K a copy of our press release issued on March 3, 3005, announcing our financial results for the year and quarter ended December 31, 2004.

      On January 19, 2005, we filed pursuant to Item 5.02 of Form 8-K a copy of our press release issued on January 19, 2005, announcing the appointment of Timothy A. Samples to the Board of Directors on January 17, 2005.

      On January 5, 2005, we filed pursuant to Item 3.01 of Form 8-K notice that the Company would not be in compliance with NASD MarketPlace Rule 4350(d)(2) upon Mr. Ames resignation on December 31, 2004. Jerry L. Johnson was appointed to the vacancy on the Audit Committee created by Mr. Ames resignation, effective as of January 1, 2005

      On December 29, 2004, we filed pursuant to Item 5.02 of Form 8-K a notice of resignation received by Mr. Ames of our Board of Directors.

      On December 23, 2004, we filed pursuant to Item 1.01 of Form 8-K a notice of entry into a material definitive agreement including a description of the Asset Purchase Agreement and the Transition Services Agreement with U.S. TelePacific Corp, and the Payoff Letter Agreement with Deutsche Bank.

      On December 20, 2004, we furnished pursuant to Item 7.01 of Form 8-K a copy of our press release issued on December 17, 2004, announcing that we had signed a definitive agreement to sell our small and medium sized enterprise customer base to U.S. TelePacific Corp. The Company has reached agreement with Deutsche Bank to repay its outstanding Senior Secured Promissory Note.

      On December 3, 2004, we furnished pursuant to Item 7.01 of Form 8-K a copy of our press release issued on December 2, 2004, announcing that we had received notification from the Nasdaq Listing Qualifications Department that the Company had regained compliance with all requirements for continued listing on the Nasdaq SmallCap Market.

      On November 3, 2004, we furnished pursuant to Item 2.02 of Form 8-K a copy of our press release issued on November 2, 2004, announcing our financial results for the periods ended September 30, 2004.

      On October 22, 2004, we filed pursuant to Item 1.01 of Form 8-K a copy of our press release issued on October 22, 2004, announcing that we had entered into Amendment No. 1 (the “Amendment”) with SBC California (“SBC”) to the Settlement Agreement between the two parties dated July 28, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on March 30, 2005.

PAC-WEST TELECOMM, INC.
Registrant

By:	/s/ HENRY R. CARABELLI

Henry R. Carabelli
Chief Executive Officer

Date: March 30, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ HENRY R. CARABELLI Henry R. Carabelli	President and Chief Executive Officer (Principal Executive Officer)

/s/ H. RAVI BRAR H. Ravi Brar	Chief Financial Officer and Vice President of Human Resources (Principal Financial Officer)

/s/ PEGGY A. MCGAW Peggy A. McGaw	Vice President Finance (Principal Accounting Officer)

/s/ WALLACE W. GRIFFIN Wallace W. Griffin	Chairman of the Board

Jerry L. Johnson	Director

/s/ JOHN K. LA RUE John K. La Rue	Director

/s/ DAVID G. CHANDLER David G. Chandler	Director

Samuel A. Plum	Director

/s/ THOMAS A. MUNRO Thomas A. Munro	Director

S-1

Signature	Title

Melinda Guzman-Moore	Director

/s/ TIMOTHY A. SAMPLES Timothy A. Samples	Director

S-2

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Pac-West Telecomm, Inc.
Stockton, California

      We have audited the accompanying consolidated balance sheet of Pac-West Telecomm, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. We have also audited the 2004 Schedule II — Valuation and Qualifying Accounts (the Schedule). The financial statements and the Schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the Schedule based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and Schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the Schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement and the Schedule. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pac-West Telecomm, Inc. and subsidiaries at December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

      Also in our opinion, the Schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

San Francisco, California

February 25, 2005, except for Note 18, which is dated as of March 11, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Pac-West Telecomm, Inc.

      We have audited the accompanying consolidated balance sheet of Pac-West Telecomm, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit als o includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pac-West Telecomm, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2003 and 2002 information in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Mountain View, California

February 13, 2004

PAC-WEST TELECOMM, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2004 and 2003
(In thousands except share and per share data)

	2004	2003

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$32,265	$34,657

Short-term investments	10,501	—

Trade accounts receivable, net of allowances of $366 and $1,560 as of December 31, 2004 and 2003, respectively	12,774	7,713

Prepaid expenses and other current assets	5,316	4,576

Deferred tax assets	—	3,467

Total current assets	60,856	50,413

PROPERTY AND EQUIPMENT, net	43,413	121,211

GOODWILL	119	—

OTHER ASSETS, net	2,664	2,578

Total assets	$107,052	$174,202

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$5,684	$6,098

Current obligations under notes payable and capital leases	2,889	2,606

Accrued interest	2,208	2,096

Other accrued liabilities	12,445	11,696

Deferred revenues	846	594

Total current liabilities	24,072	23,090

SENIOR NOTES	36,102	36,102

NOTES PAYABLE, less current portion	28,285	18,421

CAPITAL LEASES, less current portion	651	191

DEFERRED REVENUES, less current portion	353	467

DEFERRED TAX LIABILITIES	—	3,467

Total liabilities	89,463	81,738

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:

Common stock, $0.001 par value:
Authorized shares — 100,000,000

Issued and outstanding shares — 36,792,426 and 36,590,532 at December 31, 2004 and 2003, respectively	37	37

Additional paid-in capital	204,540	204,461

Deferred stock compensation	(565)	(758)

Accumulated deficit	(186,309)	(111,276)

Accumulated other comprehensive loss	(114)	—

Total stockholders’ equity	17,589	92,464

Total liabilities and stockholders’ equity	$107,052	$174,202

See notes to the consolidated financial statements.

PAC-WEST TELECOMM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands except per share data)

	Years Ended December 31,

	2004	2003	2002

REVENUES	$124,006	$134,640	$164,098

COSTS AND EXPENSES:

Network expenses	39,834	36,286	53,525

Selling, general and administrative	58,065	59,217	60,114

Depreciation and amortization	32,565	44,000	40,350

Restructuring charges	516	125	8,620

Impairment of assets	54,898	—	16,621

Total operating expenses	185,878	139,628	179,230

Loss from operations	(61,872)	(4,988)	(15,132)

OTHER (INCOME) EXPENSE:

Interest expense	12,515	13,520	17,398

Interest income	(409)	(477)	(1,605)

Loss (gain) on extinguishment of debt	—	3,689	(33,847)

Loss on asset dispositions, net	1,055	30	131

Total other (income) expense, net	13,161	16,762	(17,923)

(LOSS) INCOME BEFORE INCOME TAXES	(75,033)	(21,750)	2,791

(BENEFIT FROM) PROVISION FOR INCOME TAXES	—	(6,500)	745

Net (loss) income	$(75,033)	$(15,250)	$2,046

NET (LOSS) INCOME PER SHARE:

Basic	$(2.05)	$(0.42)	$0.06

Diluted	$(2.05)	$(0.42)	$0.06

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	36,655	36,481	36,308

Diluted	36,655	36,481	36,334

COMPREHENSIVE (LOSS) INCOME:

Net (loss) income	$(75,033)	$(15,250)	$2,046

Unrealized (loss) on investments	(114)	—	(103)

Reclassification of realized gain on sale of investments	—	156	—

Comprehensive (loss) income	$(75,147)	$(15,094)	$1,943

See notes to the consolidated financial statements.

PAC-WEST TELECOMM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

						Accumulated
				Note		Other
	Common Stock		Additional	Receivable		Comprehensive
			Paid-In	from	Accumulated	Income/
	Shares	Amount	Capital	Shareholders	(Deficit)	(Loss)

Balance, December 31, 2001	36,148	$36	$183,550	$(200)	$(98,072)	$(53)

Exercise of stock options	223	—	17	—	—	—

Issuance of shares under Employee Stock Purchase Plan	73	—	101	—	—	—

Unrealized loss on investments	—	—	—	—	—	(103)

Amortization of deferred stock compensation	—	—	—	—	—	—

Net income	—	—	—	—	2,046	—

Balance, December 31, 2002	36,444	36	183,668	(200)	(96,026)	(156)

Exercise of stock options	69	1	68	—	—	—

Note receivable from stockholder	—	—	—	200	—	—

Warrants issued with Senior Secured Note	—	—	20,004	—	—	—

Issuance of shares under Employee Stock Purchase Plan	78	—	38	—	—	—

Reclassification of realized gain on sale of investments	—	—	—	—	—	156

Deferred stock compensation	—	—	683	—	—	—

Amortization of deferred stock compensation	—	—	—	—	—	—

Net loss	—	—	—	—	(15,250)	—

Balance, December 31, 2003	36,591	37	204,461	—	(111,276)	—

Exercise of stock options	86	—	40	—	—	—

Issuance of shares under Employee Stock Purchase Plan	115	—	110	—	—	—

Unrealized loss on investments	—	—	—	—	—	(114)

Amortization of deferred stock compensation and other	—	—	8	—	—	—

Deferred financing fees	—	—	(79)	—	—	—

Net loss	—	—	—	—	(75,033)	—

Balance, December 31, 2004	36,792	$37	$204,540	$—	$(186,309)	$(114)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Deferred	Total
	Stock	Shareholders’
	Compensation	Equity

Balance, December 31, 2001	$(190)	$85,071

Exercise of stock options	—	17

Issuance of shares under Employee Stock Purchase Plan	—	101

Unrealized loss on investments	—	(103)

Amortization of deferred stock compensation	104	104

Net income	—	2,046

Balance, December 31, 2002	(86)	87,236

Exercise of stock options	—	69

Note receivable from stockholder	—	200

Warrants issued with Senior Secured Note	—	20,004

Issuance of shares under Employee Stock Purchase Plan	—	38

Reclassification of realized gain on sale of investments	—	156

Deferred stock compensation	(683)	—

Amortization of deferred stock compensation	11	11

Net loss	—	(15,250)

Balance, December 31, 2003	(758)	92,464

Exercise of stock options	—	40

Issuance of shares under Employee Stock Purchase Plan	—	110

Unrealized loss on investments	—	(114)

Amortization of deferred stock compensation and other	193	201

Deferred financing fees	—	(79)

Net loss	—	(75,033)

Balance, December 31, 2004	$(565)	$17,589

See notes to the consolidated financial statements.

PAC-WEST TELECOMM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	Years Ended December 31,

	2004	2003	2002

OPERATING ACTIVITIES:

Net (loss) income	$(75,033)	$(15,250)	$2,046

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization	32,565	44,000	40,350

Amortization of deferred financing costs	703	434	693

Amortization of discount on note payable	5,498	156	—

Amortization of deferred stock compensation and other	200	11	104

Impairment of assets	54,898	—	16,621

Non-cash restructuring charges	—	—	3,408

Net loss (gain) on extinguishment of debt	—	3,689	(33,847)

Net loss on asset dispositions	1,055	30	131

Provision for doubtful accounts	(183)	192	1,008

Deferred income tax (benefit) provision	—	(5,246)	668

Other	—	—	1,148

Changes in operating assets and liabilities, net of acquisitions:

(Increase) decrease in trade accounts receivable	(4,772)	4,719	69

Decrease in income tax receivable	—	—	7,386

(Increase) decrease in prepaid expenses and other current assets	(146)	1,106	(750)

Decrease in other assets	265	31	1,388

(Decrease) in accounts payable	(414)	(4,204)	(1,478)

Increase (decrease) in accrued interest	744	(3,426)	(1,624)

(Decrease) increase in other accrued liabilities	(2,604)	(7,828)	7,321

Net cash provided by operating activities	12,776	18,414	44,642

INVESTING ACTIVITIES:

Purchases of property and equipment	(7,132)	(4,980)	(19,564)

(Purchases) redemptions of short-term investments, net	(10,615)	29,365	(10,841)

Proceeds from disposal of equipment	148	75	200

Costs of acquisitions, net of cash received	(587)	—	—

Deposits associated with the enterprise customer base sale	3,500	—	—

Net cash (used in) provided by investing activities	(14,686)	24,460	(30,205)

FINANCING ACTIVITIES:

Payment on senior credit facility	—	—	(10,000)

Proceeds from repayment of note receivable from stockholder	—	200	—

Proceeds from borrowing under note payable	3,322	40,049	35

Repayments on Fiber IRU	—	(4,200)	(13,040)

Repayments on notes payable	(1,048)	(59,015)	(20,657)

Principal payments on capital leases	(2,668)	(8,177)	(6,752)

Payments for deferred financing costs	(237)	(5,205)	(120)

Proceeds from the issuance of common stock	149	81	118

Net cash (used in) financing activities	(482)	(36,267)	(50,416)

Net (decrease) increase in cash and cash equivalents	(2,392)	6,607	(35,979)

CASH AND CASH EQUIVALENTS:

Beginning of year	34,657	28,050	64,029

End of year	$32,265	$34,657	$28,050

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:

Interest	$5,584	$16,413	$19,883

Income taxes	$—	$161	$7

Non-cash Operating and Financing Activities:

Prepaid maintenance agreement financed by notes payable	$1,624	$—	$—

Capitalized interest on Senior Secured Note	$634	$—	$—

Non-cash Investing and Financing Activities:

Equipment acquisitions financed by notes payable	$2,075	$—	$—

Equipment acquisitions on capital lease obligation	$1,376	$765	$—

See notes to the consolidated financial statements.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

1.	Summary of Significant Accounting Policies

Description of Business

      Pac-West Telecomm, Inc. (the Company) has evolved into a high-value, independent provider of integrated communications solutions that enable communication providers to use our network and services as an alternative to building and maintaining their own network. The Company’s customers include Internet service providers, enhanced communications service providers (ESPs) and other direct providers of communication services to business or residential end-users, collectively referred to as service providers, or SPs. In response to our changing business model, on March 11, 2005, we sold the majority of our enterprise customer base to U.S. TelePacific Corp. (TelePacific) while retaining our associated network assets. Under the terms of this transaction, TelePacific acquired certain assets and assumed certain liabilities associated with our Enterprise customers in exchange for $26.9 million in cash (see Note 18).

     Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries since the date of acquisition. All intercompany accounts and transactions have been eliminated.

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These assumptions effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses:

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

      The Company recognizes revenues from service access agreements as the service is provided, except for intercarrier compensation fees paid by our intercarrier customers for completion of their customers’ calls through our network, and access charges paid by carriers for long distance traffic terminated on our network. The rights of competitive local exchange carriers (CLECs), to receive this type of compensation is the subject of numerous regulatory and legal challenges. Until this issue is ultimately resolved, the Company will continue

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to recognize intercarrier compensation as revenue when the price becomes fixed and determinable and collectibility is reasonably assured.

      Some Incumbent Local Exchange Carriers (ILECs) with which the Company has interconnection agreements had withheld payments from amounts billed by the Company under their agreements. The process of collection of intercarrier compensation can be complex and subject to interpretation of regulations and laws. This can lead to the requirement for negotiated settlements between the Company and the ILEC where it agrees to accept a portion of what it believes is owed to it. These settlements generally reflect the mutual agreements of both parties that exist at the date of the settlement. Settlements were entered into with ILECs whereby the ILECs paid the Company an aggregate of $10.7 million in 2004, $5.7 million in 2003 and $20.6 million in 2002. The settlements were included in revenues.

      Non-refundable up-front payments received for installation services, and related costs up to the amount of revenues, are recognized as revenue and expense ratably over the term of the service contracts, generally 36 months. Any costs in excess of recognized revenues are expensed in the period incurred. As of December 31, 2004, $1,199,000 of installation payments received were deferred and are included in deferred revenues and $623,000 of associated costs were deferred and are included in other assets, in the accompanying consolidated balance sheets.

      Provision for doubtful accounts receivable. The Company estimates the provision for doubtful accounts receivable based upon the following factors:

•	historical collection experience;

•	customer delinquencies and bankruptcies;

•	information provided by the Company’s customers;

•	observance of trends in the industry; and

•	other current economic conditions.

      Past due balances over 30 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. Collection is due and payable either upon receipt or up to 30 days from the date of invoice.

      Estimated settlements for disputed billings. During the ordinary course of business, the Company may be billed at incorrect rates or for carrier traffic that management believes the Company is not responsible for. Accordingly, the Company will dispute the billing with the vendor and withhold payment until the matter is resolved. The Company’s current disputes are primarily related to incorrect facility rates or incorrect billing elements the Company believes it is being charged. Management regularly reviews and monitors all disputed items and records an accrual that represents what it believes it may pay to settle the dispute. Although the Company continues to actively try and expedite resolutions, often times the state Public Utilities Commission becomes involved in the arbitration of these agreements. This process is often lengthy and resolutions are often subject to appeal. As of December 31, 2004, the Company accrued approximately $1.3 million, representing managements best estimate of expected settlements of disputes currently in negotiation. If resolutions to items in negotiation are favorable or unfavorable to management’s estimations, the Company’s reserve for disputed items may be subject to change.

      Long-lived assets. In 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company evaluates its long-lived assets if events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the potential undiscounted cash flows expected to be generated by the asset. If

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an asset is considered to be impaired, it is written down to its fair market value. This is assessed based on factors specific to the type of asset. In assessing the recoverability of these assets, the Company must make assumptions regarding, among other things, estimated future cash flows to determine the fair market value of the respective assets. If these estimates and the related assumptions change, the Company may be required to record additional impairment charges for these assets in the future. During the fourth quarter of 2004 and the second quarter of 2002, the Company recorded impairment charges of $54.9 million and $16.6 million, respectively.

Other Significant Accounting Policies

      Reclassification. Certain prior year amounts have been reclassified to conform with the current year presentation.

      Fair Value of Financial Instruments. The carrying value of the Company’s cash and cash equivalents, marketable debt and equity securities, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value of the Senior Secured Note approximates the value on March 11, 2005 when the Company repaid this note. The fair value of the Company’s Senior Notes was based on a quotation from an investment bank as of December 31, 2004 and approximates their carrying value. The fair value of the Company’s other notes payable are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities and approximate their carrying value.

      Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

      Short Term Investments. All investments with a maturity of greater than three months at the date of purchase are accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Although the Company’s investment portfolio only contains investments that are highly liquid and can be converted to cash at any time, the Company determines the appropriate classification of the investment as a cash equivalent or an available-for-sale short-term investment based on the anticipated maturity date at the time of purchase. The Company’s investments are not subject to penalties for early terminations or sales. All investments as of December 31, 2004 and 2003 were classified as available-for-sale and carried at fair value. Gross realized gains and losses were insignificant and included in interest income in the accompanying consolidated statements of operations. Differences between cost and fair value (unrealized gains and losses) are recorded as other comprehensive income (loss), a separate component of stockholders’ equity.

      Property and Equipment. Property and equipment is stated at cost and includes network and other communication equipment, equipment under capital leases, office furniture, business software and computer equipment, vehicles, leasehold improvements, and projects in progress. Expenditures for repairs and maintenance, which do not extend the useful life of the property and equipment and purchases below $1,000, are charged to expense as incurred. Upon retirement, the asset cost and related accumulated depreciation are relieved from the consolidated financial statements. Gains and losses associated with dispositions and impairment of property and equipment are reflected as (income) loss on asset dispositions, net and impairment of assets, respectively, in the accompanying consolidated statements of operations. Depreciation and amortization is computed using the straight-line method. Estimated useful lives range from 3 to 20 years.

      Network expenses. Network expenses are comprised mainly of leased transport charges, usage charges for long distance and intrastate calls and, to a lesser extent, intercarrier compensation the Company pays to other companies related to calls that originate with a Pac-West customer and terminate on the network of an ILEC or other CLEC. The Company’s leased transport charges include the lease payments it incurs for the transmission facilities, or circuits, used to connect its customers to its switches and to connect to ILEC and CLEC networks. Depreciation expense associated with the Company’s switching equipment is included in

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depreciation and amortization in the consolidated statements of operations. The Company does not include any significant employee costs in network expenses.

      Stock Based Compensation. The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees” for its stock based compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to disclose pro forma information regarding options granted to its employees based on specified valuation techniques that produce estimated compensation charges. The Company uses the Black-Scholes option-pricing model to drive theoretical fair value of employee stock option grants. These amounts have not been reflected in the Company’s consolidated statements of operations because no compensation arises when the price of the employees’ stock options equals the market value of the underlying stock at the date of grant, as in the Company’s case. If compensation expense for the Company’s stock-based compensation plans had been determined in accordance with the fair value as prescribed in SFAS 123, the Company’s net (loss) income per share for the years ended December 31, 2004, 2003, and 2002 would have been as follows:

	2004	2003	2002

	(Dollars in thousands except
	per share amounts)

Net (loss) income as reported	$(75,033)	$(15,250)	$2,046

Total stock-based employee compensation included in reported net loss/income, net of tax	200	8	76

Total stock-based employee compensation determined under the fair value based method	(1,366)	(1,299)	(1,702)

Pro forma	$(76,199)	$(16,541)	$420

Basic net (loss) income per common share:

As reported	$(2.05)	$(0.42)	$0.06

Pro forma	$(2.08)	$(0.45)	$0.01

Diluted net (loss) income per common share:

As reported	$(2.05)	$(0.42)	$0.06

Pro forma	$(2.08)	$(0.45)	$0.01

      Income Taxes. The Company provides for income taxes under the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment dates. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

      Accruals related to restructuring activities. In June 2002 and August 2001, the Company approved and announced restructuring plans, which included, among other things, closing switch facilities in Colorado and Utah and consolidation of sales offices. In order to estimate rent expense related to these abandoned premises, the Company made certain assumptions including; (1) the time period over which the premises would remain vacant, (2) sublease terms, and (3) estimated sublease rents. In the case of the switching facilities, no sublease income was estimated due to the specialized nature these facilities. If the Company is able to sublet or negotiate an early termination penalty for its abandoned switch facility in Colorado, or is unable to sublet the sales offices within the estimated timeframe and at estimated terms, the restructuring charge could be subject to change.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment.” Among other items, the standard requires the Company to recognize compensation cost for all share-based payments, in the Company’s consolidated statements of operations. Depending on the model used to calculate stock-based compensation expense in the future and other requirements of SFAS No. 123R, the pro forma disclosure in Note 10 may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future financial statements. The new standard is effective for the first period that begins after June 15, 2005, and allows two different methods of transition. The Company is currently evaluating the new standard and models, which may be used to calculate future stock-based compensation expense.

      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” SFAS No. 153 amends APB Opinion 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 will have a material impact on it financial position, results of operations and cash flows.

      In October 2004, the FASB issued Emerging Issues Task Force Issue No. 04-8 (EITF 04-8), “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” EITF 04-8 addresses when contingently convertible instruments should be included in diluted earnings per share. Contingent convertible instruments are instruments that have embedded conversion features that are contingently convertible or exercisable based on (a) a market price trigger or (b) multiple contingencies if one of the contingencies is a market price trigger and the instrument can be converted or share settled based on meeting the specified market condition. The Task Force concluded that contingently convertible instruments should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. EITF 04-8 is effective for periods ending after December 15, 2004. The adoption of EITF 04-8 did not have an impact on the Company’s diluted earnings per share.

      In March 2004, the FASB issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity instruments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance provided in EITF 03-1 is effective for fiscal years beginning after September 15, 2004, while the disclosure requirements are effective for annual periods ending after September 15, 2004. The Company does not expect the adoption of EITF 03-1 will have a material impact on its financial position, results of operations and cash flows.

      In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The adoption of FASB Interpretation No. 46 did not have an impact on the Company as at December 31, 2004, the Company does not believe it had any VIE’s for which this interpretation would be applicable.

      In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s financial position, results of operations and cash flows.

Concentration of Customers and Suppliers

      During 2004 revenues from three customers accounted for 21.1%, 17.6% and 3.9% of revenues. During 2003 these same three customers accounted for 21.8%, 17.1% and 10.6% of revenues, respectively, and during 2002 accounted for 31.5%, 8.8% and 16.0%, respectively. During each of the years ended December 31, 2004, 2003 and 2002 no other customer accounted for more than 10.0% of total revenues. As of December 31, 2004 accounts receivable from one customer represented more than 10% of trade accounts receivable. In 2004, 2003 and 2002, the Company’s largest source of operating costs was also one ILEC which represented 40.3%, 37.3% and 32.4% of the Company’s network expenses during the years ended 2004, 2003 and 2002, respectively.

2.	Investments

      The following table summarizes the Company’s investments in securities at December 31, 2004:

		Unrealized	Fair Market
	Cost	Losses, net	Value

	(Dollars in thousands)

U.S. government agencies	$7,457	$—	$7,457

Commercial paper	4,892	—	4,892

Corporate bonds	10,615	(114)	10,501

Total investments in securities			22,850

Cash			19,916

Total cash and investments			$42,766

Reported as:

Cash and cash equivalents			$32,265

Short-term investments			10,501

			$42,766

      As of December 31, 2004, all of the contractual maturities of the Company’s U.S. government agencies and commercial paper we re before April 1, 2005.

      The following table summarizes the Company’s investments in securities at December 31, 2003:

		Unrealized	Fair Market
	Cost	Losses, net	Value

	(Dollars in thousands)

Commercial paper	$27,702	$—	$27,702

Cash			6,955

Total cash and investments			$34,657

      As of December 31, 2003, all of the contractual maturities of the Company’s commercial paper were before February 28, 2004.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Property and Equipment

      The following tables summarize the Company’s property and equipment, net at December 31, 2004 and 2003:

	2004	2003

	(Dollars in thousands)

Network and other communication equipment	$145,789	$187,001

Equipment under capital leases	2,140	21,020

Office furniture	2,608	2,623

Business software and computer equipment	27,128	29,302

Vehicles	866	1,300

Leasehold improvements	16,596	21,992

Projects in Process	210	209

	195,337	263,447

Accumulated depreciation and amortization	(151,924)	(142,236)

Property and equipment, net	$43,413	$121,211

      The Company capitalizes interest on capital projects when the project involves considerable time to implement and major expenditures. Such interest is capitalized as part of the cost of the equipment and is amortized over the remaining life of the assets. Interest is capitalized based on the Company’s incremental borrowing rate during the period of asset construction. In 2004, 2003 and 2002, the Company capitalized $0, $65,000, and $967,000, respectively, of interest related to capital projects.

      Depreciation and amortization of property and equipment was $32.3 million, $43.8 million and $40.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Depreciation and amortization is computed using the straight-line method based on the following estimated useful lives:

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

      The Company reclassified $1.1 million related to a technology lease from depreciation expense to selling, general and administrative expenses for the year ended December 31, 2002. In management’s opinion, the new classification more accurately presents the nature of the related expense in the Company’s income statement based on the underlying transaction.

4.	Impairment of Assets

      In accordance with generally accepted accounting principles, in connection with the 2004 audit of the Company’s year-end financial statements, the Company tested its long-lived tangible and intangible assets to determine whether the carrying amounts of such assets were recoverable from future undiscounted cash flows. Primarily as a result of ongoing price compression and recent industry trends in the dial-up Internet access market, the Company recorded non-cash asset impairment charges of $54.6 million for its tangible assets. In

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performing the test, the Company determined that the total of the expected future undiscounted cash flows directly related to the existing service potential of the assets were less than the carrying value of the assets; therefore, an impairment charge was required. The Company engaged a third party valuation specialist to assist in the evaluation of the fair value of its assets using a sales comparison approach, as well as a replacement cost approach. The impairment charges represented the difference between the fair value of the property and equipment and its carrying value and are included within impairment of assets in the consolidated statements of operations. As a result of the asset impairments, a new cost basis was established for those assets that were impaired. The new cost basis resulted in a reduction of gross property and equipment and did not change the remaining estimated useful lives.

      In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tested its goodwill and intangible assets for impairment. The Company estimated fair value using a market comparables approach that resulted in goodwill impairment charges of $0.3 million during the fourth quarter of 2004.

5.	Other Assets

      At December 31, other assets consist of the following:

	2004	2003

	(Dollars in thousands)

Deferred financing costs	$1,038	$1,635

Acquisition of lease rights	378	594

Long-term portion of deferred installation costs	251	311

Prepaid maintenance	587	—

Long-term portion of prepaid expenses and deposits	329	38

Intangible assets	81	—

	$2,664	$2,578

      Deferred financing costs consist primarily of capitalized amounts for underwriter fees, professional fees and other expenses related to the issuance of the Company’s debt. Amortization of deferred financing costs for the years ended December 31, 2004, 2003 and 2002 was $703,000, $434,000 and $693,000, respectively, and is included in interest expense in the accompanying consolidated statements of operations. During 2004, the Company incurred an additional $146,000 in deferred financing costs related to the Senior Secured Note transaction with Deutsche Bank AG — New York and $100,000 in deferred financing costs related to the secured financing arrangement with Merrill Lynch Capital. During 2003 and 2002, the Company purchased from holders of its Senior Notes an aggregate of $59.0 million and $54.9 million principal amount of Senior Notes. In connection with these transactions, the Company expensed $3.3 million of deferred financing costs associated with the Senior Notes redeemed. The Company also incurred additional deferred financing costs of $5.2 million in 2003 related to the issue of the Company’s Senior Secured Note.

      During 1999, the Company acquired lease rights of additional space in its Los Angeles facility. This amount is being amortized on a straight-line basis over the life of the lease, which is 81 months. Amortization expense for this facility was $216,000 for each year ended 2004, 2003 and 2002, and is included in amortization expense in the accompanying consolidated statements of operations.

      In May 2004, the Company completed an agreement for maintenance with Cisco Systems, Inc. A $1.6 million note payable was exchanged for a 36-month maintenance services agreement. This is included in the accompanying consolidated balance sheet in other current assets, other assets, and other accrued liabilities. Additionally, the related expense is included in selling, general, and administrative expense in the accompanying consolidated statements of operations.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Restructuring Charges

      A summary of the restructuring expenses and the associated remaining liability which is included in other accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2004 and 2003 consist of the following:

	Restructuring	Additional		Restructuring
	Liability	Restructuring		Liability
	as of Dec. 31,	Expense	Cash	as of Dec. 31,
	2003	Incurred	Payments	2004

	(Dollars in thousands)

Rent expense for vacated premises	$2,989	$170	$(695)	$2,464

Circuit obligations	1,547	352	(1,899)	—

Other charges	6	(6)	—	—

	$4,542	$516	$(2,594)	$2,464

	Restructuring	Additional		Restructuring
	Liability	Restructuring		Liability
	as of Dec. 31,	Expense	Cash	as of Dec. 31,
	2002	Incurred	Payments	2003

	(Dollars in thousands)

Rent expense for vacated premises	$3,476	$206	$(693)	$2,989

Circuit obligations	2,800	—	(1,253)	1,547

Other charges	87	(81)	—	6

	$6,363	$125	$(1,946)	$4,542

      The Company did not approve any new restructuring plan in 2004 and 2003. The balances of the restructuring liabilities relate to restructuring plans approved in June 2002 and August 2001. The 2002 restructuring plan primarily provided for the closure of the Company’s switch facility in Colorado. The 2002 restructuring plan was in response to the further weakening of the economy, additional competitive pressure from competitors who had reorganized and lowered their cost structure, overcapacity in the Company’s industry and lower demand from customers for its products and services.

      The 2001 restructuring plan primarily provided for the suspension of the Company’s expansion plans in certain states, exiting of certain lower margin products and services (including residential resale and customer owned and maintained (COAM) equipment) and undertaking certain cost reduction initiatives. In addition to restructuring certain product offerings, the restructuring initiatives included closing the Company’s switch facility in Utah, consolidation of six sales offices, and a workforce reduction of approximately 200 employees. The workforce reduction was completed during the fourth quarter, with all severance payments being made as of December 31, 2001. The 2001 restructuring plan was in response to a weakening economy and increasing competitive pressure resulting from lower than expected demand for telecommunications services and overcapacity in the Company’s industry, management shifted the Company’s strategy to margin improvement, cost containment and cash conservation rather than top-line growth.

      The amount of the reserve for vacated premises is equal to the monthly lease payment of the unoccupied space, less any estimated sublease income, multiplied by the remaining months on the lease. In regards to the Colorado facility, no sublease income was estimated due to the specialized nature of this facility. During the second quarter of 2004, the Company recorded additional restructuring charges of approximately $194,000 due to increased common area operating expenses at the Colorado facility. This amount was partially offset by reversals of $37,000 of previously recorded restructuring charges related to the timing and amounts for sublease income, primarily in San Diego. During the fourth quarter of 2004, the Company recorded additional

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restructuring charges of $13,000 for an estimated increase in rent expense at the San Diego and San Francisco office locations. During the second and third quarters of 2004, the Company recorded additional restructuring charges of approximately $228,000 and $124,000, respectively, due to on-going negotiations to the amount owed for circuit commitment obligations, which the Company paid off during the third quarter of 2004. During the third quarter of 2004, the Company reversed $6,000 of previously recorded restructuring charges related primarily to professional fees that were anticipated but not incurred. The final cash payment to be recorded against the restructuring reserve is currently expected to occur in March 2010.

      During 2003, the Company recorded additional restructuring charges of $206,000 relating to office space in San Diego, California. The amount of the reserve recorded is equal to the monthly lease payment of the unoccupied space multiplied by the remaining months on the lease. Sub-lease income was not anticipated in 2003 primarily due to economic conditions. In addition, during 2003, the Company reversed $81,000 of previously recorded restructuring charges relating to professional fees that were anticipated but not incurred.

      During the second quarter of 2002, the Company recorded a $9.3 million restructuring charge in connection with the closure of its switch facility in Colorado. Of this amount, $3.3 million related to the write-off of the net book value of leasehold improvements and equipment which could not be redeployed to other locations and, in management’s best estimate, had a fair market value of zero; $2.8 million related to circuit commitment obligations; and $3.2 million related to future rent payments due for the abandoned premise in Colorado which will be paid over the lease term, which ends in fiscal year 2010. In order to estimate rent expense related to this premise, and those premises discussed in the following paragraph, the Company made certain assumptions including; (1) the time period over which the premises would remain vacant, (2) sublease terms, and (3) estimated sublease rents. In the case of the Colorado switching facility and the Utah switching facility, no sublease income was estimated due to the specialized nature of these facilities and current economic conditions. Accordingly, the Company believed the net book value of the leasehold improvements for the facilities had a fair market value of zero.

      In the third quarter of 2002, the Company recorded an additional restructuring charge of $21,000, net representing the net difference between the amount estimated and the actual net book value of impaired leasehold improvements. In the fourth quarter of 2002, the Company reduced its restructuring accrual for future rent payments for the Colorado switch facility by $0.2 million as the Company had to use the facility longer than anticipated due to a delay in transferring one of its customers to another carrier. As of December 31, 2003, the Company had a remaining liability for this restructuring activity of approximately $4.1 million. This lease expires in March 2010.

      In the fourth quarter of 2002, the Company negotiated and paid an early termination penalty to satisfy all future rent payments due for its switch facility in Utah. Accordingly, the Company reversed previous charges of $0.5 million to bring the accrual for this facility to zero. As of December 31, 2003, the Company had a remaining liability of $0.4 million for this restructuring reserve.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Other Accrued Liabilities

      At December 31, other accrued liabilities consist of the following:

	2004	2003

	(Dollars in thousands)

Accrued restructuring charges	$2,464	$4,542

Accrued payroll and related expenses	3,095	2,907

Reserve for refunds to customers	98	649

General liability insurance	503	790

TelePacific Communications transaction deposits	3,500	—

Other	2,785	2,808

	$12,445	$11,696

8.	Debt and Capital Lease Obligations

      At December 31, long-term debt and capital lease obligations consist of the following:

	2004	2003

	(Dollars in thousands)

Senior Notes	$36,102	$36,102

Senior Secured Note, net of discount of $16,134	24,500	18,369

Capital lease obligations	1,285	2,780

Notes Payable	6,040	69

Less current portion of notes payable and capital leases	(2,889)	(2,606)

	$65,038	$54,714

      On December 19, 2003 the Company sold to Deutsche Bank AG — New York, acting through DB Advisors, LLC, as investment advisor (Deutsche Bank), as investment advisor, in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, a senior secured note in the principal amount of $40.0 million, (the Senior Secured Note), and warrants to purchase up to 26,666,667 shares of its common stock at an exercise price of $1.50 per share. The Senior Secured Note carries an interest rate of LIBOR plus 0.5% (3.02% at December 31, 2004), and matures in December 2006 (See Note 18). The maturity date of the Senior Secured Note will be automatically extended to coincide with any extension of the expiration date of the warrants, which is extendable for up to an additional 18 months at the option of Deutsche Bank. The Company allocated $18.2 million of the proceeds of the Senior Secured Note to debt and $21.8 million to the warrants on the basis of their relative fair values. The allocation of proceeds representing the fair value of the warrants to additional paid-in capital creates a discount on the Senior Secured Note. Under the terms of the guaranty and security agreement related to the Senior Secured Note, the Company has granted Deutsche Bank a security interest in substantially all of its assets and agreed to certain covenants including limitations on the Company’s ability to incur additional indebtedness, incur liens, sell assets and pay dividends. As of December 31, 2004, the Company was in compliance with these covenants.

      Accrued interest on the Senior Secured Note is payable quarterly in cash, or at the Company’s option, may be capitalized and added to outstanding principal. In accordance with the terms of the Senior Secured Note, during 2004, the Company elected to capitalize and add to the outstanding principal balance interest of approximately $0.6 million, which is reflected as a non-cash operating and financing activity in the Company’s Condensed Consolidated Statement of Cash Flows. As of December 31, 2004, the principal balance was

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$40.6 million, the balance of the discount was $16.1 million and the effective interest rate was approximately 30%. During 2004 and 2003, the discount amortization was $5.5 million and $0.2 million, respectively. The Company has amortized the discount on an effective yield to maturity basis over the life of the note. Projected interest expense on this secured note (assuming that the note is held to maturity, no interest payments are deferred and the note is not extended a full 18 months) is as follows:

(Dollars in thousands)

2005	$7,116

2006	9,016

$16,132

      The Senior Notes, of which there is $36.1 million in principal amount outstanding at December 31, 2004 and 2003, mature on February 1, 2009 and bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009. In December 2003, the Company repurchased $59.0 million principal amount of Senior Notes in a tender offer. In 2002 the Company paid approximately $20.7 million to repurchase $54.9 million principal amount of Senior Notes. These transactions resulted in a loss (gain) (net of the write-off of related capitalized debt issuance costs and costs paid to outside parties to complete the transaction) of $3.7 million and $(33.8) million in 2003 and 2002 respectively.

      In conjunction with the December 2003 tender offer for Senior Notes the Company also solicited consents to effect certain proposed amendments to the indenture governing the Senior Notes. These amendments to the indenture governing the Senior Notes, which are now effective, eliminated most of the indenture’s principal restrictive covenants and amended certain other provisions contained in the indenture. As of December 31, 2004, the Company was in compliance with these covenants.

      During the second quarter of 2004, the Company entered into a secured financing arrangement with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., pursuant to which the Company may borrow up to an aggregate amount of $10.0 million, subject to certain conditions. This financing arrangement is structured in a manner that provides for multiple credit facilities up to an aggregate of $10.0 million with each facility having separate closing dates and repayment schedules. This secured financing arrangement expired on December 31, 2004. The principal and accrued interest of each facility shall be payable in 36 equal monthly installments. The Company has the option to prepay the outstanding facility after 18 months subject to a maximum premium of 3% of the outstanding facility. Interest on each facility will be fixed at 5% plus the 3-year swap rate, as published by Bloomberg Professional Services, determined two business days prior to the closing date of each facility. The Company used the proceeds of this financing arrangement to acquire new telecommunication switch and related equipment, which secure borrowings under this financing arrangement.

      As of December 31, 2004, the Company had borrowed approximately $5.4 million under the Merrill Lynch Capital financing arrangement under two credit facilities both with interest rates of 8.6%. As of December 31, 2004, the principal balance was $4.7 million and is included under Notes Payable in the above table. In July 2004, approximately $2.1 million of these borrowings was paid directly to a vendor by Merrill Lynch Capital for an equipment acquisition and is reflected on the Company’s Condensed Consolidated Statement of Cash Flows as a non-cash investing and financing activity.

      In May 2004, the Company completed financing agreements for various network equipment with Cisco Systems, Inc. These financing agreements were comprised of $1.4 million of equipment capital leases and a $1.6 million note payable exchanged for a 36-month maintenance services agreement. These transactions are reflected on the Company’s Condensed Consolidated Statement of Cash Flows as a non-cash investing and financing activity, and a non-cash operating and financing activity. As of December 31, 2004, the principal balance of the capital lease was $1.1 million and is included under Capital lease obligations in the above table.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2004, the balance of the note payable was $1.3 million and is included under Notes Payable in the above table.

      During the third quarter of 2003, the Company leased $0.8 million of equipment over a period of 24 months. This transaction is reflected on the Company’s Condensed Consolidated Statement of Cash Flows as a non-cash investing and financing activity. As of December 31, 2004, the principal balance was $0.2 million and is included under Capital lease obligations in the above table.

      As of December 31, 2004, future obligations related to Senior Notes, Senior Secured Note, Notes Payable (collectively Notes) and capital leases are as follows (projected interest on the Senior Secured Note was based on the interest rate at December 31, 2004 and not added to the outstanding principal):

		Capital
	Notes	Leases

	(Dollars in thousands)

2005	$8,705	$747

2006	33,204	520

2007	6,281	173

2008	4,876	—

2009	36,508	—

Total minimum note and lease payments	89,574	1,440

Less: portion representing interest	(22,932)	(155)

Present value of net minimum note and lease payments	66,642	1,285

Less: short-term portion	(2,255)	(634)

Notes and capital lease obligations, long-term portion	$64,387	$651

9.	Commitments and Contingencies

Operating Leases

      The Company currently leases and operates seven principal facilities under non-cancelable operating leases as follows:

Facility	Lease Expiration

Stockton, California	June 2006

Stockton, California	September 2007

Oakland, California	November 2008

Los Angeles, California	September 2006

Las Vegas, Nevada	October 2009

Seattle, Washington	December 2009

Phoenix, Arizona	April 2010

      The Stockton lease expiring in June 2006 has three two-year renewal options remaining and the other facility leases contain two five-year renewal options, except for Oakland, which has one five-year renewal option. The Company also leases telephone equipment sites and telephone circuits on month-to-month, annual and long-term non-cancelable leases. As the Company’s leased telephone circuit commitments are fulfilled, the leases convert to month-to-month agreements. Management of the Company expects that these leases will be renewed or replaced, as necessary, by other leases in the normal course of business.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s restructuring programs, one approved and announced in the third quarter of 2001 and the other in the second quarter of 2002, included closing the Company’s switch facilities in Utah and Colorado and the consolidation of six sales offices. All of these leases, except for the Colorado switch facility and two of the sales offices, have been terminated. The Company is subleasing both of the sales offices and continues to actively search for tenants to sublease the Colorado switch facility. Including the leases for the abandoned premises that the Company has not yet terminated less any sublease agreements in place, the Company’s future minimum lease payments with initial terms in excess of one year as of December 31, 2004, are as follows:

	Operating Leases

		Telephone
		Circuits and
	Space	Equipment

	(Dollars in thousands)

2005	$3,885	$6,682

2006	3,278	3,132

2007	2,117	1,309

2008	1,444	449

2009	1,029	—

2010 and thereafter	144	—

	$11,897	$11,572

      Rental expense charged to operations for the years ended December 31, 2004, 2003 and 2002, for operating leases for space, excluding amounts charged against the restructuring liability, was $3.5 million, $3.5 million and $4.0 million, respectively. Rent expense is included in selling, general and administrative expense in the accompanying consolidated statements of operations. The Company expects to receive sublease income of approximately $0.2 million during 2005. Rental expense charged to operations for telephone circuits of approximately $30.0 million, $35.2 million and $40.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, is included in network expenses in the accompanying consolidated statements of operations. Rental expense paid to related parties was approximately $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Employment Agreements

      At December 31, 2004 the Company had the following employment agreements in place:

•	an agreement with its Vice President and Founder created in 2004. This agreement provided for, among other things, a minimum annual base salary, fees based on services provided, benefits to be received, and job responsibilities;

•	an agreement with its current President and Chief Executive Officer created in 2003. This agreement provided for, among other things, minimum annual base salaries, bonus entitlements upon the achievement of certain objectives, and the issuance of stock options;

•	agreements regarding compensation and change in control with all of the Company’s executive officers. These agreements provide for a lump sum payment equal to 150% of the executive’s base salary, health plan benefits, and option treatment in the event of a merger or combination of the Company into another entity, or the sale or disposition of all, or substantially all, of the Company’s assets; and

•	an agreement with its current chairman and former chief executive officer, which provides for a minimum annual compensation level and other benefits.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The total annual value of the minimum base salary compensation for the agreements noted above is approximately $0.5 million.

Other

      From time to time, the Company is subject to audits with various tax authorities that arise during the normal course of business. The Company believes resolutions to various tax audits that the Company may be involved with in the normal course of business, will not materially harm its business, financial condition or results of operations.

Intercarrier Compensation and Legal Proceedings

      Amounts billed to ILECs and payments withheld by ILECs during each of the three years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

	(Dollars in thousands)

Total amount billed to ILECs during the year	$54,242	$79,635	$82,217

Amount withheld by ILECs and not recorded as revenue in the Company’s statements of operations	(25,070)	(39,372)	(22,902)

Amounts received for prior withholding and recorded as revenue	10,650	5,685	20,596

Amounts received for prior withholding and netted against expenses	—	1,115	—

Net amount recorded as revenue from the ILECs during the year	$39,822	$47,063	$79,911

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

      On March 29, 2002, SBC California (SBC) filed a Petition for Arbitration with the California Public Utilities Commission (CPUC) with respect to its ICA with the Company, which would replace the similar agreement that expired in June of 2001, but which was to continue in effect until replaced. On May 8, 2003, the CPUC announced its decision to adopt a modified alternate proposal of the ICA submitted by SBC. The new three-year agreement establishes the rules under which the Company and SBC can interconnect their networks to allow for the exchange of traffic, and the recovery of costs associated with exchanging such traffic. The ICA also recognizes that SBC may implement the Federal Communications Commission (FCC) Intercarrier Internet Service Provider (ISP) order, which creates separate intercarrier compensation arrangements, including rates, terms and conditions, for “presumed ISP-bound” traffic. The Company has disputed SBC’s implementation of the FCC plan. The Company and SBC settled the disputes in July 2004.

      The terms of the ICA also incent the Company to mo dify its existing network in order to avoid new transport charges imposed by SBC. Such network modifications cause additional costs on both an ongoing and one-time basis. The agreement also authorizes the Company to charge tandem switching and transport where appropriate.

      On June 12, 2002, Verizon California (Verizon) filed a Petition for Arbitration with the CPUC with respect to its ICA with the Company, that would replace the similar agreement which expired in April of 2002, but continued in effect until replaced pursuant to an order of the CPUC. On June 2, 2003, the Company

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

filed with the CPUC the new ICA with Verizon which resulted from the arbitration. The new three-year agreement establishes the rules under which the Company and Verizon can interconnect their networks to allow for the exchange of traffic and the recovery of costs associated with exchanging such traffic. In addition it includes a new transport charge applicable to certain traffic and makes the intercarrier compensation rates established by the FCC Plan effective upon the commencement of the term of the new agreement. The terms of the agreement also incent the Company to modify its existing network. Such network modifications cause additional costs to the Company on both an ongoing and one-time basis. The agreement also authorizes the Company to charge tandem switching and transport where appropriate.

      In July 2003 Verizon appealed the arbitration decision of the CPUC to Federal District Court, arguing among other things that the FCC Plan rates should have been made retroactive. The Company has opposed the relief sought by Verizon, and has challenged the legality of the new transport charges imposed on certain traffic.

      The Company cannot predict the outcome of future CPUC proceedings, future appeals or additional pending cases involving related issues, or of the applicability of such proceedings to its ICA with these two or other ILECs. As a result, no assurance can be given that the Company will continue to collect intercarrier compensation, which represents a significant portion of its revenues, in the future, or that additional charges may not be imposed upon the Company under such agreements in the future. ISPs currently form a significant part of the Company’s customer base in California and adverse decisions in these or related FCC proceedings could limit its ability to serve this group of customers profitably and may have a material adverse effect on us.

Other Legal Proceedings

      On December 6, 2001, a complaint captioned Krim vs Pac-West Telecomm, Inc., et al., Civil Action No. 01-CV-11217, was filed in United States District Court for the Southern District of New York against the Company, certain executive officers, and various underwriters in connection with the Company’s initial public offering. An amended complaint was filed on April 19, 2002. The plaintiffs allege that the Company and its officers failed to disclose alleged allocations of shares of the Company’s common stock in exchange for excessive brokerage commissions or agreements to purchase shares at higher prices in the aftermarket, in violation of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The complaint against the Company seeks unspecified damages on behalf of a purported class of purchasers of its common stock. In October 2002, the executive officers of the Company were dismissed from the action without prejudice by agreement with the plaintiffs which also resulted in tolling of the statute of limitations. The court dismissed the Section 10(b) claim against the Company in 2002.

      On July 10, 2003, a committee of the Company’s board of directors conditionally approved a proposed settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the plaintiff’s complaint. The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers who participated in the negotiation of the settlement together with insurers representing other issuers in the class action case. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the litigation.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      From time to time, the Company is a party to litigation that arises in the ordinary course of business. The Company believes that the resolution of this litigation, and any other litigation the Company may be involved with in the ordinary course of business, will not materially harm its business, financial condition or results of operations.

10.	Stockholders’ Equity

Stock Options

      In January 1999, the Company’s Board of Directors approved the terms of the 1999 Stock Incentive Plan (the “Plan”) which authorizes the granting of stock options, including restricted stock, stock appreciation rights, dividend equivalent rights, performance units, performance shares or other similar rights or benefits to employees, directors, consultants and advisors. Options granted under the Plan have a term of ten years and substantially all options vest ratably over a four year period. In addition, options have been granted to two senior officers (both of whom are no longer officers) pursuant to the 1998 Griffin and Bryson Non-Qualified Stock Incentive Plans. In May 2000 the Board of Directors approved the 2000 Napa Valley Non-Qualified Stock Incentive Plan. At December 31, 2004 the Company had approximately 0.4 million shares available for grant under these incentive plans.

      In November 2001 the Company offered to exchange options that were previously issued. As a result, in December 2001 the Company canceled 831,638 options and issued new options to eligible employees on June 18, 2002.

      A summary of the status of the Company’s stock option plans at December 31, 2004 and changes during the years ended December 31, 2002, 2003 and 2004 is presented in the table below:

		Weighted
		Average
		Exercise
	Shares	Price

	(In thousands except
	exercise price)

Balance, December 31, 2001	3,879	$3.06

Granted	1,395	0.46

Exercised	(223)	0.48

Cancelled	(492)	4.62

Balance, December 31, 2002	4,559	2.22

Granted	990	1.13

Exercised	(69)	0.49

Cancelled	(532)	3.95

Balance, December 31, 2003	4,948	1.84

Granted	372	1.63

Exercised	(86)	0.47

Cancelled	(165)	2.93

Balance, December 31, 2004	5,069	1.81

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options outstanding, exercisable and vested by price range at December 31, 2004 are as follows:

					Weighted
		Weighted			Average
		Average	Weighted	Number	Exercise
		Remaining	Average	Vested	Price of
Range of	Number	Contractual	Exercise	And	Options
Exercise Price	Outstanding	Life	Price	Exercisable	Exercisable

(Shares in thousands)
$0.27 - 0.28	142	7.7	$0.28	69	$0.28
0.41 - 0.60	1,613	6.9	0.50	1,145	0.49
0.66 - 0.96	1,224	7.1	0.79	1,077	0.79
1.00 - 1.48	131	9.1	1.23	24	1.22
1.59 - 2.37	1,028	6.2	2.12	708	2.13
2.53 - 3.50	397	6.6	2.74	299	2.79
4.06 - 4.29	325	5.9	4.06	324	4.06
6.25 - 9.13	13	5.8	7.68	11	7.87
10.00 - 14.75	143	4.9	10.14	143	10.14
17.50 - 25.13	49	5.4	18.66	49	18.66
31.25 - 35.00	4	5.2	33.83	4	33.83

0.27 - 35.00	5,069	6.7	1.81	3,853	2.00

      As of December 31, 2003, the number of options outstanding that were vested and exercisable was 3,144,119. These options had a weighted average exercise price of $2.19. As of December 31, 2002, the number of options outstanding that were vested and exercisable was 2,192,502. These options had a weighted average exercise price of $2.70.

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

Pro Forma Fair Value Information

      The Company uses the Black-Scholes option-pricing model to derive the theoretical fair value of employee stock option grants.

      The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002

Risk-free interest rate	2.95%	2.58%	3.39%

Expected volatility	110%	108%	100%

Expected dividend yield	—	—	—

Expected life	4 years	4 years	4 years

Fair value of options granted	$1.23	$0.83	$0.33

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

      The Company established the 2000 Employee Stock Purchase Plan (the Purchase Plan) under which one million shares of common stock have been reserved for issuance. Full-time employees may designate up to 10% of their compensation, not to exceed 1000 shares each six-month period, or $25,000 worth of common stock in any one calendar year, which is deducted each pay period for the purchase of common stock under the Purchase Plan. On the last business day of each six-month period, shares of common stock are purchased with the employees’ payroll deductions at 85% of the lesser of the market price on the first or last day of the six-month period. The Purchase Plan will terminate no later than May 2, 2020. During 2004 and 2003, a total of 115,359 and 77,751 shares of common stock with a weighted average fair value of $1.12 and $0.62 per share were purchased. At December 31, 2004, 579,695 shares remained available for issuance. Pro forma compensation cost has been computed for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions: expected dividend yields of 0% for 2004, 2003 and 2002; expected life of 0.5 years for 2004, 2003 and 2002; expected volatility of 84% for 2004, 123.0% for 2003 and 100.0% for 2002 (based on the volatility period of the purchase plan); and risk-free interest rates of 1.5% for 2004, 1.1% for 2003 and 1.8% for 2002. The weighted-average fair value of those purchase rights granted in 2004, 2003 and 2002, was $0.47, $0.29 and $0.20, respectively.

Performance Unit Awards

      In December 2003, the Company granted its President and Chief Executive Officer (the CEO) the right to receive performance unit awards over 400,000 shares of common stock (before any stock split, reverse stock split or stock dividend) under an employment agreement. Under the agreement, 200,000 performance unit awards shall become vested provided the CEO remains employed by the Company through June 30, 2007 or in the event of a change in control as defined in the Company’s 1999 Stock Incentive Plan. In addition, the remaining 200,000 performance unit awards will vest provided that the CEO remains employed by the Company through June 30, 2008 or in the event of a change in control as defined in the Company’s 1999 Stock Incentive Plan. The agreement provides for accelerated vesting in the event that the monthly average fair market value of the Company’s common stock is greater than or equal to $3.00 per common share for a period of six consecutive calendar months commencing on or after January 1, 2004.

      The Company recorded additional paid in capital and deferred stock compensation of $768,000 (based on the Company’s share price of $1.92) on the date of these performance units were awarded. The expected cost of these shares will be reflected in income on a straight line basis over the performance period. Assuming there is no accelerated vesting of the awards the expense for 2005 is projected to be $0.2 million. This will be included in selling, general and administrative expenses.

Stock Warrants

      On December 19, 2003 the Company sold to Deutsche Bank (the Transaction) the Senior Secured Note. This Transaction provided, among other things, that the Company issue stock warrants to purchase up to 26,666,667 shares of its common stock at an exercise price of $1.50 per share. See note 8 for more information. The fair value of the warrants was estimated using the Black-Scholes model with the following assumptions as of the Transaction date: expected dividend yield of 0%; expected life of three-years; expected volatility of 135%; and risk-free interest rate of 0.8%. The fair value of the warrants was $40.5 million on the date of the Transaction, and the relative fair value was $21.8 million (see Note 18).

Adjustment to chairman’s and executives’ options

      On August 17, 2004, the Company amended the term of option grants previously awarded to its executives, including: Wayne Bell, Vice President Sales and Marketing; H. Ravi Brar, Chief Financial Officer and Vice President of Human Resources; Michael Hawn, Vice President Customer Network Services; and

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

John Sumpter, Vice President Regulatory. The amendments to the terms of the option grants previously awarded to each of the executives provided for:

•	immediate vesting of all unvested stock options held by the executive in the event the executive is demoted or employment is involuntarily terminated by the Company or a successor without cause at any time during a twenty-one month period beginning nine months prior to the effective date of a possibility of a future change in control and;

•	extension of the post termination period to exercise such option grants from 90 days to 365 days following termination of executive’s employment. The total number of option grants previously awarded and amended was 824,000 and the total pro forma incremental compensation expense based upon the intrinsic value of the option grants previously awarded to the officers was $117,350 on August 17, 2004.

      Upon a triggering event as defined by the amendment, the Company will record incremental compensation cost related to each of the option grants awarded to the officers. There was no compensation expense recorded as of December 31, 2004.

      In October 2003 the Company amended the term of options previously granted to its chairman and also to its chief executive officer. These amendments provided:

•	in the case of the Company’s chairman, the modification provided for (a) accelerated vesting such that each option shall be fully vested and exercisable upon termination of employment period under his employment agreement other than resignation without good cause or termination for cause and (b) to extend post termination exercise period such that it expires on the expiration date of each grant which ranges from September 2008 to December 2011. On the modification date, the Company’s chairman held options to purchase 1,095,694 shares of Company common stock, which had a weighted average exercise price of $2.49 per share and the Company’s stock price was $2.60 per share. As The Company calculated incremental compensation expense of $1.4 million based upon the intrinsic value on the modification date. As there was no separation event as of December 31, 2004, there is no compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2004 and;

•	in the case of the Company’s chief executive officer, the amendment provided for (a) accelerated vesting such that each option shall be fully vested and exercisable upon termination of employment period under his employment agreement other than resignation without good cause or termination for cause and (b) to extend post termination exercise period such that it expires on the expiration date of each grant which ranges from June 2011 to December 2012. On the modification date, the Company’s chief executive officer held options to purchase 500,000 shares of our common stock, which had a weighted average exercise price of $1.43 per share and the Company’s stock price was $4.31 per share. The Company calculated incremental compensation expense of $1.4 million based upon the intrinsic value on the modification date. As there was no separation event as of December 31, 2004, there is no compensation expense recognized in the accomp anying consolidated statement of operations for the year ended December 31, 2004.

11.	Income (Loss) Per Share

      For the years ended December 31, 2004 and 2003, potential common stock was antidilutive, as it decreased the net loss per share. Accordingly, 1,910,000 and 1,265,000 shares were excluded from the diluted

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net loss per share calculation for 2004 and 2003, respectively. Diluted net (loss) income per share information for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

	(Dollars in thousands except per share
	amounts)

Net (loss) income	$(75,033)	$(15,250)	$2,046

Weighted average shares outstanding-basic	36,655	36,481	36,308

Effect of dilutive securities	—	—	26

Weighted average shares outstanding-diluted	36,655	36,481	36,334

Net (loss) income per share-basic and diluted	$(2.05)	$(0.42)	$0.06

12.	Income Taxes

      The (benefit from) provision for income taxes for the years ended December 31, 2004, 2003 and 2002 consists of the following:

	2004	2003	2002

	(Dollars in thousands)

Current:

Federal	$—	$(949)	$—

State	—	(305)	77

Deferred:

Federal	—	(3,966)	223

State	—	(1,280)	445

	$—	$(6,500)	$745

      The Company’s (benefit from) provision for income tax differed from the amount computed by applying the statutory Federal income tax rate to income before income taxes as follows:

	2004		2003		2002

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)

Income tax determined by applying the statutory federal income tax rate to (loss) income before income taxes	$(26,261)	(35.0)%	$(7,613)	(35.0)%	$977	35.0%

State income taxes, net of federal income tax benefit	(3,949)	(5.3)	(1,030)	(4.7)	339	12.2

Non-deductible amortization of costs in excess of net assets of acquired businesses	—	—	—	—	—	—

Nondeductible goodwill impairment	—	—	—	—	—	—

Valuation allowance	30,156	40.2	1,940	8.9	—	—

Changes in reserves	—	—	19	0.1	22	0.1

Other	54	0.1	184	0.8	(593)	(20.6)

(Benefit from) provision for income taxes	$—	—%	$(6,500)	(29.9)%	$745	26.7%

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The cumulative balance sheet effects of deferred tax items are:

	2004	2003

	(Dollars in thousands)

Trade accounts receivable allowances	$158	$676

Deferred revenue	250	322

Vacation and other accrued expenses	332	356

Restructuring and other reserves	1,068	1,960

Inventory reserves	66	84

Other reserves	174	252

Tax credits and loss carryforwards	18,306	9,116

State taxes	—	1,416

Basis difference on depreciable and amortizable assets	15,275	—

Deferred tax asset	35,629	14,182

State taxes	(663)	—

Basis difference on depreciable and amortizable assets	—	(10,476)

Prepaid expenses	(706)	(101)

IRU rentals	(2,164)	(1,665)

Deferred tax liability	(3,533)	(12,242)

Net deferred tax asset	32,096	1,940

Valuation allowance	(32,096)	(1,940)

Net deferred tax liability	$—	$—

      Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the total valuation allowance for the year ended December 31, 2004 was an increase of $30.2 million. The net change in the total valuation allowance for the year ended December 31, 2003 was an increase of $1.9 million.

      As of December 31, 2004 the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $49.9 million and $28.0 million, respectively, available to reduce future income subject to income taxes. The Federal net operating loss carryforwards expire beginning in 2021 through 2024. State net operating loss carryforwards expire in 2014.

      As of December 31, 2004, unused California Enterprize Zone tax credits of approximately $2.0 million are available to reduce future California income taxes. California Enterprize Zone tax credits carry forward indefinitely until utilized.

      Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Company does not believe that its utilization of net operating loss carryforwards and tax credit carryforwards should be significantly restricted.

13.	Related Party Transactions

Bay Alarm Company (Bay Alarm)

      Bay Alarm (a stockholder of the Company) and its subsidiary, InReach Internet, LLC, are collectively a large customer of telephone network services, comprising approximately 1.3% of the Company’s revenues for

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

both the years ended December 31, 2004 and 2003. As of December 31, 2004 and 2003 the Company had amounts receivable from Bay Alarm of $0 and $8,000, respectively. These amounts are included in trade accounts receivable, net in the accompanying consolidated balance sheets.

      The Company leases a facility in Oakland from Bay Alarm. Rents paid under this lease were $359,000, $334,000 and $289,000 for the years ended 2004, 2003 and 2002, respectively. Bay Alarm provides the Company with security monitoring services at its normal commercial rates. The Company has recorded an immaterial amount (less than $100,000) for these services in each of the years ended December 31, 2004, 2003 and 2002. All expenses paid to Bay Alarm are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Notes Receivable from Stockholders

      In 1998, a stockholder of the Company, who is also an officer, purchased 37,500 shares of common stock from the Company for $250,000. The Company received $50,000 in cash from the stockholder and entered into a note receivable for the remaining balance of $200,000. This amount was fully repaid in 2003.

14.     Retirement Plan:

      The Company has a 401(k)-retirement plan (the Plan) for all full-time employees who have completed 90 days of service. The plan year is from January 1 to December 31, and the Company contributes $0.50 for every $1.00 contributed by the employee, subject to a limit of 3 percent of the employee’s salary. Participants become fully vested after six years, although they vest incrementally on an annual basis after two years of service. The Company’s matching contributions were $451,000, $303,000 and $378,000 for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

15.	Segment Reporting

      Based on criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has one reportable operating segment. While the Company’s chief decision-maker monitors the revenue streams of various services, the revenue streams share many expenses such as leased transport charges and circuits. In addition, operations are managed and financial performance is evaluated based upon the delivery of multiple services over common networks and facilities. This allows the Company to leverage its costs in an effort to maximize return. As a result, the revenue streams share almost all of the various operating expenses. Because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management does not currently make such allocations internally. The chief decision-maker does, however, monitor revenue streams at a more detailed level than those depicted in the Company’s accompanying consolidated financial statements.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant revenue components for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

	(Dollars in thousands)

Intercarrier compensation	$39,822	$47,062	$79,912

Direct billings to SP customers	42,925	44,971	41,505

Direct billings to Enterprise customers	19,526	17,337	12,861

Outbound local and long distance	11,409	12,706	13,236

Dedicated transport	4,277	5,573	8,942

Switched access	5,303	6,046	7,165

Other	744	945	477

	$124,006	$134,640	$164,098

16.	Unaudited Quarterly Consolidated Financial Data

      The following is a summary of quarterly consolidated financial results for the fiscal years ending 2004, 2003 and 2002.

	March 31	June 30	September 30	December 31

	(Dollars in thousands except per share amounts)

2004:

Revenue	$29,423	$27,837	$31,652	$35,094

Gross margin	$18,931	$16,689	$23,117	$25,435

Net loss	$(7,165)	$(9,105)	$(3,127)	$(55,636)

Net loss per share:

Basic and Diluted	$(0.20)	$(0.25)	$(0.08)	$(1.52)

2003:

Revenue	$30,515	$45,723	$30,312	$28,090

Gross margin	$19,817	$38,718	$21,483	$18,336

Net income (loss)	$(10,324)	$9,171	$(4,314)	$(9,783)

Net income (loss) per share:

Basic and Diluted	$(0.28)	$0.25	$(0.12)	$(0.27)

2002:

Revenue	$43,092	$38,499	$34,201	$48,306

Gross margin	$29,332	$24,492	$21,723	$35,026

Net income (loss)	$7,384	$(13,388)	$4,889	$3,161

Net income (loss) per share:

Basic and Diluted	$0.20	$(0.37)	$0.13	$0.09

      The fourth quarter of 2004 includes an impairment of assets charge of $54.9 million.

      The first quarter of 2002 includes a gain on extinguishment of debt of $11.9 million.

      The second quarter of 2002 includes a restructuring charge of $9.3 million and an impairment of assets charge of $7.2 million.

      The third quarter of 2002 includes a gain on extinguishment of debt of $14.9 million.

PAC-WEST TELECOMM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fourth quarter of 2002 includes a gain on extinguishment of debt of $7.0 million, an impairment of assets charge of $9.4 million and in revenues a settlement for various disputes of $15.8 million.

17.	Goodwill and Other Intangible Assets

      During the first quarter of 2004, the Company completed its acquisition of the assets and certain of the liabilities of Sentient Group, Inc., a small provider of fully hosted, managed voice and data services for business communications. The acquisition has been accounted for as a purchase and, accordingly, the total estimated purchase price has been allocated to the tangible and intangible assets acquired based on their respective fair values on the acquisition date. Intangible assets were recorded for the customer base in the amount of $86,000 and is being amortized over 15 years. As of December 31, 2004, the balance of these intangible assets were $81,000 and are recorded in other assets in the consolidated balance sheet.

      The excess of the cash purchase price, $576,000, over the fair value of tangible and intangible net assets acquired was recorded as Goodwill in the amount of $375,000. As of December 31, 2004, the balance of goodwill was reduced to $119,000 as a result of an asset impairment.

18.	Subsequent Events

      On March 11, 2005, the Company sold the majority of its enterprise customer base to U.S. TelePacific Corp. (TelePacific) while retaining its associated network assets. Under the terms of this transaction, TelePacific acquired certain assets and assumed certain liabilities associated with the enterprise customers in exchange for $26.9 million in cash. In addition, the Company entered into a transition service agreement with TelePacific that, among other things, obligates it to provide certain transition services to TelePacific at its estimated cost, for a one-year period subject to extension for two additional three-month periods.

      Pursuant to the terms of the Payoff Letter (the “Payoff Letter”), by and between the Company and Deutsche Bank, the Company utilized the proceeds from the sale of its enterprise customer base to TelePacific on March 11, 2005, as well as cash on hand, to prepay in full its Senior Secured Note (including all outstanding principal and accrued and unpaid interest), and retired the related warrants to acquire up to 26,666,667 shares of the Company’s common stock in connection with the Senior Secured Note.

      On March 11, 2005, the Company determined that, in connection with the completion of the sale of the enterprise customer base, it recorded net restructuring and other charges of approximately $750,000, primarily consisting of employee separation costs for employees previously associated with the enterprise customer base. Out of this amount, the Company anticipates that future cash expenditures associated with the separation plan will be approximately $300,000. This separation plan will impact approximately 150 employees, the majority of which were involuntary terminations. The Company anticipates that the majority of the employees associated with this separation plan will leave their positions by the end of 2005.

PAC-WEST TELECOMM, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

FOR THE YEAR ENDED DECEMBER 31, 2004

	Balance at	Charged to
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Deductions		End of Year

Allowance for doubtful accounts	$1,560	$(183)	$1,011	(1)	$366

FOR THE YEAR ENDED DECEMBER 31, 2003

	Balance at	Charged to
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Deductions		End of Year

Allowance for doubtful accounts	$1,660	$192	$292	(1)	$1,560

FOR THE YEAR ENDED DECEMBER 31, 2002

	Balance at	Charged to
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Deductions		End of Year

Allowance for doubtful accounts	$2,630	$1,008	$1,978	(1)	$1,660

(1)	Deductions represent write-offs.

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Articles of Incorporation of Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated June 26, 2000.)
4.1		Form of certificate representing common stock of Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (No. 333-86607).)
10.1		Registration Rights Agreement, dated September 16, 1998, between Pac-West, John K. La Rue, Bay Alarm Company, certain investors and certain executives. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement (No. 333-86607).)
10	.2(a)	Pac-West Telecomm, Inc. 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6(a) to the Company’s Registration Statement (No. 333-76779).)
+10	.2(b)	Pac-West Telecomm, Inc. 1999 Stock Incentive Plan form of notice of Stock Option Award and Stock Option Award Agreement between Pac-West and its grantees as designated. (Incorporated by reference to Exhibit 10.6(b) to the Company’s Registration Statement (No. 333-76779).)
+10	.3	Executive Agreement, dated September 16, 1998, between Pac-West and Wallace W. Griffin. (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement (No. 333-76779).)
+10	.4	Confidentiality Agreement, dated September 16, 1998, between Pac-West and John K. La Rue. (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement (No. 333-76779).)
+10	.5	Confidentiality Agreement, dated September 16, 1998, between Pac-West and Wallace W. Griffin. (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement (No. 333-76779).)
10.6		Lease Agreement, dated as of June 23, 1995, as amended, by and between Geremia Brothers and Pac-West for 4202 and 4210 Coronado Avenue, Stockton, California. (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement (No. 333-76779).)
10.7		Lease Agreement, dated as of July 3, 1996, as amended, by and between One Wilshire Arcade Imperial, Ltd., Paramount Group, Inc. and Pac-West for 624 South Grand Avenue, Los Angeles, California. (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement (No. 333-76779).)
10.8		Balco Properties Office Lease, dated as of November 10, 1998, by and between Balco Properties and Pac-West for Franklin Building, 1624 Franklin Street, Suites 40, 100, Mezzanine, 201, 203, 210, 214 and 222, Oakland, California. (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement (No. 333-76779).)
10.9		Lease Agreement, dated as of December 17, 1998, by and between Wing Fong & Associates LLC and Pac-West for 302 and 304 East Carson Street, Las Vegas, Nevada. (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement (No. 333-76779).)
10.10		Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996, dated June 29, 1999, between Pac-West and Pacific Bell, and related Errata to Approved Interconnection Agreement dated June 30, 1999. (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement (No. 333-76779).)
10.11		Telecommunication Facility Interconnection Agreement, dated June 21, 1996, between Pac-West and GTE California Inc. (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement (No. 333-76779).)
10.12		Master Interconnection and Resale Agreement for the State of Nevada, dated January 15, 1999, between Pac-West and The Nevada Division of Central Telephone Company d/b/a Sprint of Nevada. (Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement (No. 333-76779).)

Exhibit No.	Description

10.13	Indenture, dated January 29, 1999 between Pac-West Telecomm, Inc. and Norwest Bank Minnesota, N.A., pursuant to which the Series B 13 1/2% Notes due 2009 will be issued. (Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement (No. 333-76779).)
10.14	Agreement for Local Wireline Network Interconnection and Service Resale between Pac-West Telecomm, Inc. and U S West Communications, Inc. for the State of Washington executed September 2, 1999. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K For the period ending December 31, 1999.)
10.15	Agreement for Local Wireline Network Interconnection Between Citizens Telecommunication Company of California, Inc. and Pac-West Telecomm, Inc. dated November 1, 1999. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999.)
10.16	Agreement for Local Wireline Network Interconnection and Service Resale Between Pac-West Telecomm, Inc. and U S West Communications, Inc. for the State of Arizona dated September 2, 1999. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999.)
10.17	Lease agreement, dated as of September 10, 1999, by and between David A. and Sandra L. Sabey and Pac-West Telecomm, Inc. for 12201 Tukwila International Blvd., Building B, Second Floor, Tukwila, Washington. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999.)
10.18	Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Nevada Bell and Pac-West Telecomm, Inc. executed August 25, 1999. (Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)
10.19	Pac-West Telecomm, Inc. and U S West Communications, Inc. Interconnection Agreement for the State of Oregon dated January 31, 2000. (Incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)
10.20	Adoption Letter dated February 2, 2000 between Pac-West Telecomm, Inc. and GTE Northwest Incorporated of Interconnection, Resale and Unbundling Agreement Between GTE Northwest Incorporated and Electric Lightwave, Inc. for the State of Oregon. (Incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)
10.21	Interconnection, Resale and Unbundling Agreement between GTE Northwest Incorporated and Electric Lightwave, Inc. for the State of Oregon. (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)
10.22	Lease Agreement, dated as of February 4, 2000, by and between North Valley Tech LLC and Pac-West Telecomm, Inc. for E. 84th Avenue, Suite 100, Thornton, Colorado. (Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)
10.23	Lease Agreement, dated February 4, 2000, by and between Park Central Mall, L.L.C. and Pac-West Telecomm, Inc. for 3110 North Central Avenue, Suite 75, Building 2, Phoenix, Arizona. (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)
10.24	Interconnection Agreement Between U S West Communications, Inc. and Pac-West Telecomm, Inc. For Colorado dated May 8, 2000. (Incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000.)
10.25	Lease Agreement, dated March 8, 2000, by and between Stockton March Partners and Pac-West Telecomm, Inc. for 1776 West March Lane, Stockton, California. (Incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000.)

Exhibit No.		Description

10	.26(a)	IRU Agreement, dated June 30, 2000, by and between Qwest Communications Corporation and Pac-West Telecomm, Inc. (Confidential Materials omitted and filed separately with the Securities and Exchange Commission) (Incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000.)
10	.26(b)	Amendment No 1 to IRU Agreement dated May 15, 2001, between Pac-West Telecomm, Inc. and Qwest Communications Corporation. (Incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000.)
10	.26(c)	Amendment No 2 to IRU Agreement dated June 28, 2002, between Pac-West Telecomm, Inc. and Qwest Communications Corporation. (Incorporated by reference to Exhibit 10.43(c) to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002.)
+10	.27	2000 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000.)
10.28		Lease Agreement, dated August 29, 2000, by and between Boyd Enterprises Utah, LLC and Pac-West Telecomm, Inc. for 2302 S. Presidents Drive, West Valley City, Utah. (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.)
+10	.29	Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. Wallace W. Griffin and Pac-West Telecomm, Inc. (Incorporated by reference to exhibit 10.49 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.)
+10	.30	Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. John K. La Rue and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.)
+10	.31	Interconnection Agreement Between Roseville Telephone Company and Pac-West Telecomm, Inc. for the State of California dated September 18, 2000. (Incorporated by reference to exhibit 10.53 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.)
10.32		Agreement for Local Wireline Network Interconnection and Service Resale Between AT&T Corp. and U S West Communications, Inc. for the State of Idaho dated July 27, 1998. (Incorporated by reference to Exhibit 10.23(c) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.)
10.33		Letter Agreement between Qwest Corporation (f/k/a U S West Communications, Inc.) and Pac-West Telecomm, Inc. for the State of Idaho, dated October 2, 2000. (Incorporated by reference to Exhibit 10.23(c) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.)
10.34		Agreement for Local Wireline Network Interconnection and Service Resale Between AT&T Communications of the Mountain States, Inc. and U S West Communications, Inc for the State of Utah, dated June 28, 1998. (Incorporated by reference to Exhibit 10.23(c) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.)
10.35		Letter Agreement between Qwest Corporation (f/k/a U S West Communications, Inc.) and Pac-West Telecomm, Inc. for the State of Utah, dated October 2, 2000. (Incorporated by reference to Exhibit 10.23(c) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.)
+10	.36	Employment Agreement, dated June 11, 2001, by and between Mr. Henry R. Carabelli and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)
+10	.37	Agreement Regarding Change in Employment Status, dated August 1, 2001, by and between John K. La Rue and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

Exhibit No.		Description

+10	.38	Employment Agreement, dated December 1, 2001, by and between Mr. Wallace W. Griffin and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)
+10	.39	Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. H. Ravi Brar and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)
+10	.40	Agreement Regarding Compensation in Change of Control, dated December 1, 2000 by and between Mr. John F. Sumpter and Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)
10.41		Settlement agreement, dated October 29, 2002 by and between Pac-West Telecomm, Inc. and SBC Telecommunications, Inc. (Incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)
10.42		Interconnection Agreement between Pacific Bell Telephone Company d/b/a SBC Pacific Bell Telephone Company and Pac-West Telecomm, Inc. for the State of California dated May 15, 2003. (Incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.)
10.43		Interconnection Agreement between Verizon California Inc. and Pac-West Telecomm, Inc. for the State of California dated May 28, 2003. (Incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.)
+10	.44	Executive agreement dated as of July 1, 2003, made by and between us and Henry R. Carabelli, Chief Executive Officer. (Incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.)
10.45		Settlement agreement, dated June 26, 2003 by and between us and SBC Telecommunications, Inc. (Incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)
10.46		First Supplemental indenture, dated November 25, 2003 by and between us and Wells Fargo Bank Minnesota, N.A. (formerly known as Norwest Bank Minnesota, National Association), as trustee in connection with certain amendments to the Indenture, dated as of January 29, 1999, relating to the Company’s 13.5% Series A and B Senior Notes due 2009. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated November 26, 2003.)
10.47		Senior secured promissory note, dated December 19, 2003, between us and Deutsche Bank AG — London acting through DB Advisors, LLC. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 19, 2003.)
10.48		Warrant to purchase shares of our common stock, dated December 19, 2003 issued to Deutsche Bank AG — London acting through DB Advisors, LLC. (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 19, 2003.)
10.49		Registration rights agreement, dated December 19, 2003, between us and Deutsche Bank AG — London acting through DB Advisors, LLC. (Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 19, 2003.)
10.50		Guaranty and security agreement, dated December 19, 2003, between us and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 19, 2003.)
+10	.51	Separation agreement dated October 21, 2003 between us and Wallace W. Griffin. (Incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)
+10	.52	Performance unit award agreement, dated December 29, 2003, between us and Henry R. Carabelli, Chief Executive Officer. (Incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

Exhibit No.		Description

10.53		Network interconnection agreement, dated February 9, 2004 between us and Cox Arizona Telcom, LLC. (Incorporated by reference to Exhibit 10.79 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.)
10.54		Loan facility, dated May 20, 2004 between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
10.55		Term loan and security agreement, dated May 21, 2004, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.81 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
10.56		Collateral installment note, dated May 21, 2004, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
10.57		Amendment to Collateral installment note, dated May 21, 2004, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.83 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
10.58		Term loan and security agreement, dated July 2, 2004, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.84 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
10.59		Collateral installment note, dated July 2, 2004, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
10.60		Settlement agreement between the Company and SBC California dated July 28, 2004. (Incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
+10	.61	Agreement regarding compensation on change of control dated August 17, 2004, made by and between the Company and Wayne Bell, Vice President Sales and Marketing. (Incorporated by reference to Exhibit 10.87 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)
+10	.62	Agreement regarding compensation on change of control dated August 17, 2004, made by and between the Company and H. Ravi Brar, Chief Financial Officer. (Incorporated by reference to Exhibit 10.88 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)
+10	.63	Agreement regarding compensation on change of control dated August 17, 2004, made by and between the Company and Michael Hawn, Vice President Customer Network Services. (Incorporated by reference to Exhibit 10.89 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)
+10	.64	Agreement regarding compensation on change of control dated August 17, 2004, made by and between the Company and John Sumpter, Vice President Regulatory. (Incorporated by reference to Exhibit 10.90 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)
+10	.65	Amendment No. 1 to the Settlement Agreement between the Company and SBC California dated October 19, 2004. (Incorporated by reference to Exhibit 10.91 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)
*+10	.66	Agreement regarding employment dated June 1, 2004, between us and John K. La Rue
*+10	.67	Employee Stock Purchase Plan amended and restated June 16, 2004
*10	.68	Asset Purchase Agreement dated December 17, 2004, as amended, by and between the Company and U.S. TelePacific Corp.
*10	.69	Amendment No. 1 to Asset Purchase Agreement dated March 11, 2005, by and between the Company and U.S. TelePacific Corp.
*10	.70	Payoff Letter and Release dated December 17, 2004, by and between the Company and Deutsche Bank AG — London.

Exhibit No.		Description

*10	.71	Transition Service Agreement dated December 17, 2004, as amended, by and between the Company and U.S. TelePacific Corp. (certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)
21.1		Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)
*23	.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.
*23	.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm
*31	.1	Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification by H. Ravi Brar, Chief Financial Officer and Vice President of Human Resources pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification by H. Ravi Brar, Chief Financial Officer, and Vice President of Human Resources pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Newly filed with this report

+	Management contract or compensatory plan or arrangement