Form 10-Q
period 2005-03-31
PAC-WEST TELECOMM INC
filed 2005-05-16
CIK 1071598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

As of April 30, 2005, the Company had an aggregate of 36,850,677 shares of common stock issued and outstanding.

PAC-WEST TELECOMM, INC.
Report on Form 10-Q For the Quarterly Period Ended March 31, 2005
Table of Contents

Part I.	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets
	March 31, 2005 and December 31, 2004	3
	Condensed Consolidated Statements of Operations and Comprehensive Income/
	Loss - Three months ended March 31, 2005 and 2004	4
	Condensed Consolidated Statements of Cash Flows - Three
	months ended March 31, 2005 and 2004	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	21

Item 4.	Controls and Procedures	22

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
Signatures		23

PART I
ITEM 1. FINANCIAL STATEMENTS

PAC-WEST TELECOMM, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands except share and per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$11,596	$32,265
Short-term investments	10,272	10,501
Trade accounts receivable, net of allowances of
$174 and $366 at March 31, 2005 and
December 31, 2004, respectively	9,665	12,774
Prepaid expenses and other current assets	7,142	5,316
Total current assets	38,675	60,856
Property and equipment, net	38,269	43,413
Other assets, net	1,734	2,783
Total assets	$78,678	$107,052

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,451	$5,684
Current obligations under notes payable and capital leases	2,844	2,889
Accrued interest	920	2,208
Other accrued liabilities	8,134	13,291
Total current liabilities	17,349	24,072
Senior Notes	36,102	36,102
Notes payable and capital leases, less current portion	3,690	28,936
Other liabilities, net	52	353
Total liabilities	57,193	89,463

Commitments and Contingencies (Note 8)
Stockholders' Equity:
Common stock, $.001 par value; 100,000,000 shares
authorized, 36,834,377 and 36,792,426 shares issued
and outstanding at March 31, 2005 and December 31,
2004, respectively	37	37
Additional paid-in capital	191,071	204,540
Accumulated deficit	(168,970)	(186,309)
Accumulated other comprehensive loss	(136)	(114)
Deferred stock compensation	(517)	(565)
Total stockholders' equity	21,485	17,589
Total liabilities and stockholders' equity	$78,678	$107,052

See notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss)
(Unaudited, in thousands except per share data)

	Three Months Ended
	March 31,
	2005	2004

REVENUES	$28,131	$29,423
COSTS AND EXPENSES:
Network expenses (exclusive of depreciation shown separately below)	10,566	10,492
Selling, general and administrative	14,673	14,231
Depreciation and amortization	3,750	9,085
Restructuring charges	384	-
Total operating expenses	29,373	33,808
Loss from operations	(1,242)	(4,385)

Interest expense, net	2,806	2,781
Gain on asset dispositions, net	-	(4)
Gain on sale of enterprise customer base	(24,034)	-
Loss on extinguisment of debt	2,138	-
Income (loss) before income taxes	17,848	(7,162)
Income tax expense	509	3
Net income (loss)	$17,339	$(7,165)

Basic income (loss) per share	$0.47	$(0.20)
Diluted income (loss) per share	$0.45	$(0.20)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	36,803	36,608
Diluted	38,889	36,608
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$17,339	$(7,165)
Unrealized loss on investments	(22)	-
Comprehensive income (loss)	$17,317	$(7,165)

See notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)
	Three Months Ended
	March 31,
	2005	2004
Operating activities:
Net income (loss)	$17,339	$(7,165)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,750	9,085
Amortization of deferred financing costs	154	168
Amortization of discount on notes payable	1,262	1,255
Amortization of deferred stock compensation	48	46
Loss on extinguishment of debt	2,138	-
Gain on sale of enterprise customer base	(24,034)	-
Provision for doubtful accounts	77	48
Net (gain) loss on disposal of property	-	(4)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	413	(1,585)
(Increase) decrease in prepaid expenses and other current assets	(4)	1,029
Decrease (increase) in other assets	122	(19)
(Decrease) increase in accounts payable	(477)	2,432
Decrease in accrued interest	(1,008)	(1,093)
Increase in income tax payable	508	-
Decrease in accrued payroll and related
expenses and other liabilities	(1,547)	(4,150)
Net cash (used in) provided by operating activities	(1,259)	47

Investing activities:
Purchase of property and equipment	(1,600)	(689)
Proceeds from disposal of property and equipment	-	103
Redemptions of short-term investments, net	207	-
Business acquisitions	-	(576)
Returned deposits associated with the enterprise customer base sale	(3,500)	-
Other	50	-
Net cash used in investing activities	(4,843)	(1,162)

Financing activities:
Repayments of notes payable	(14,488)	(3)
Proceeds from the issuance of common stock	21	10
Principal payments on capital leases	(100)	(1,514)
Payments for deferred financing costs	-	(64)
Net cash used in financing activities	(14,567)	(1,571)

Net increase (decrease) in cash and cash equivalents	(20,669)	(2,686)
Cash and cash equivalents:
Beginning of period	32,265	34,657
End of period	$11,596	$31,971

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,832	$2,492
Non cash Investing and Financing Activities:
Deferred payments on equipment acquisitions	$-	$2,167
Proceeds from sale of enterprise customer base used to pay note payable	$26,953	$-

See notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2005

    The terms "the Company," "Pac-West," "we," "our," "us," and similar terms used in this Form 10-Q, refer to Pac-West Telecomm, Inc.

1.	Organization and Basis of Presentation:

    The Company is a high-value independent provider of integrated communication solutions that enable communication providers to use its network and services as an alternative to building and maintaining their own network. The Company’s customers currently include Internet service providers (ISP), enhanced communication service providers (ESPs) and other direct providers of communication services to business or residential end-users, collectively referred to as service providers (SPs). On March 11, 2005, the Company sold substantially all of its enterprise customer base to U.S. TelePacific Corp. (TelePacific) while retaining its associated network assets.

    These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (US GAAP) for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods indicated, have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and notes required by US GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2005.

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

2.	Sale of Substantially All of the Enterprise Customer Base:

    On March 11, 2005, the Company sold substantially all of its enterprise customer base to TelePacific while retaining its associated network assets, impacting approximately 150 employees. Under the terms of this transaction, TelePacific acquired certain assets, such as property and equipment with a net book value of approximately $3.0 million and other assets of approximately $0.6 million, and assumed certain liabilities of approximately $0.7 million, in exchange for $26.9 million in cash. As a result, the Company recorded a gain of $24.0 million from this sale during the first quarter of 2005. In addition, the Company entered into a Transition Service Agreement (TSA) with TelePacific that, among other things, obligates it to provide certain transition services to TelePacific at its estimated cost. The estimated costs to be reimbursed to the Company include network related and administrative support services. TelePacific’s obligation to pay the Company for circuit and usage costs during the initial 12 month transition period is limited to $10.5 million, and TelePacific will receive an initial $2.0 million credit against the total amount to be billed. The Company believes that the $8.5 million of reimbursed circuit and usage costs is adequate to cover the estimated network related costs based upon the Company’s understanding of TelePacific’s transition plan. However if the number or timing of customers transitioned off the Company’s network by TelePacific changes significantly from the Company’s understanding, the Company may incur additional expenses that will not be reimbursed by TelePacific. The TSA is for a one-year period subject to extension for two additional three-month periods. Due to the inseparability of the Company’s network, the absence of identifiable shared costs, and as no network assets were sold to TelePacific, the Company determined the assets sold did not constitute discontinued operations.

    In addition to the $26.9 million in cash for the acquired assets and assumed liabilities stated above, as of March 31, 2005 the Company has a receivable of approximately $3.1 million primarily for enterprise customers that had an account receivable balance as of March 11, 2005, and were part of substantially all of the enterprise customer base purchased by TelePacific. The receivable from TelePacific is included in prepaid expenses and other current assets in the condensed consolidated balance sheet.

3.	Stock Based Compensation:

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees" for its stock based compensation plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to disclose pro forma information regarding options granted to its employees based on specified valuation techniques that produce estimated compensation charges. If compensation expense for our stock-based compensation plans had been determined in accordance with the fair value as prescribed in SFAS No. 123, the Company's net income (loss) per share would have been as follows:

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands except per share amounts)

Net income (loss) as reported	$17,339	$(7,165)
Total stock-based employee compensation included in
reported net income (loss), net of tax	48	46
Total stock-based employee compensation determined
under the fair value based method	(155)	(711)

Pro forma	$17,232	$(7,830)

Basic net income (loss) per common share:
As reported	$0.47	$(0.20)
Pro forma	$0.47	$(0.21)
Diluted net income (loss) per common share:
As reported	$0.45	$(0.20)
Pro forma	$0.44	$(0.21)

    For the three months ended March 31, 2004, potential common stock was antidilutive, as it decreased the net loss per share. Accordingly, for the three months ended March 31, 2004, 2,639,708 shares were excluded from the diluted net loss per share calculation for March 31, 2004.

The Company uses the Black-Scholes option-pricing model to derive the theoretical fair value of employee stock option grants. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions in the quarters ended March 31, 2005 and 2004, respectively:

	Three Months Ended
	March 31,
	2005	2004

Risk-free interest rate	3.77%	2.59%
Expected volatility	106%	115%
Expected dividend yield	-	-
Expected life	4 years	4 years
Fair value of options granted	$1.09	$1.73

4.	Concentration of Customers and Suppliers:

For the three months ended March 31, 2005 and 2004, the Company had the following concentrations of revenues and operation costs.

	Three Months Ended
	March 31,
	2005	2004
Largest customers: Percentage of total
revenues

Customer 1	21.1%	17.9%
Customer 2	16.7%	20.5%

Largest supplier: Percentage of network
expenses	38.3%	39.7%

During each of the comparison periods, no other customer accounted for more than 10% of total revenues. Customers representing more than 10% of trade accounts receivable as of March 31, 2005 were from two customers, representing 20.0% and 13.6% and at December 31, 2004, one customer represented 12% of trade accounts receivable.

5.	Restructuring Charges:

2001 and 2002 Restructuring Plans

    A summary of the associated liability pertaining to the Company's 2001 and 2002 restructuring plans, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2005 and December 31, 2004, consist of the following:

	Restructuring	Additional		Restructuring
	Liability	Restructuring		Liability
	as of	Expense	Cash	as of
	Dec. 31, 2004	Incurred	Payments	Mar. 31, 2005
(Dollars in thousands)
Rent expense for vacated premises	$2,464	$-	$(175)	$2,289

    The amount of the reserve for vacated premises is equal to the monthly lease payment of the unoccupied space, less any estimated sublease income, multiplied by the remaining months on the lease. The final cash payment to be recorded against the restructuring reserve is currently expected to occur in March 2010.

2005 Restructuring Plan

    On March 11, 2005, the Company recorded restructuring charges in connection with the completion of the sale of substantially all of its enterprise customer base to TelePacific, primarily consisting of employee separation costs. Of the 150 employees affected by the sale to TelePacific, approximately 85 employees have been or will be involuntarily terminated. It is anticipated that the majority of the employees associated with this separation plan will leave their positions by the end of 2005. The final cash payment to be recorded against the 2005 restructuring reserve is expected to occur in March 2006. However, should TelePacific exercise its option to extend the term of the TSA, the Company may incur additional employee termination benefit costs and the timing of the Company’s final cash payments under the 2005 restructuring plan would also be extended.

    The costs incurred in connection with the restructuring plan are comprised of benefits to employees who were or will be involuntarily terminated and costs related to rent expense for vacated premises. These costs are included in restructuring charges in the accompanying condensed consolidated statement of operations and comprehensive income (loss). During the quarter ended March 31, 2005, costs incurred for employee termination benefits for approximately 85 employees amounted to $372,000 and costs incurred for vacated premises totaled $12,000. As of March 31, 2005, 55 employees had been involuntarily terminated. The Company anticipates the total cash paid for employee termination benefits, which is contingent upon the actual termination date of the remaining employees, and rent expense for vacated premises upon completion of the restructuring, which is estimated to be March 2006, to be approximately $558,000 and $66,000, respectively. However, should TelePacific exercise its option to extend the term of the TSA, the Company may incur additional employee termination benefit costs.

    A summary of the restructuring expenses and the associated liability pertaining to the Company's 2005 restructuring plan, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2005, consist of the following:

	Restructuring	Additional		Restructuring
	Liability	Restructuring		Liability
	as of	Expense	Cash	as of
	Dec. 31, 2004	Incurred	Payments	Mar. 31, 2005
	(Dollars in thousands)
One-time employee termination benefits	$-	$372	$(284)	$88
Rent expense for vacated premises	-	12	(12)	-
	$-	$384	$(296)	$88

6.	Income Taxes:

    The Company's effective income tax rate for the quarters ended March 31, 2005 and 2004 was 2.9% and 0.0%, respectively. The Company anticipates using its available tax net operating losses to offset the majority of any income tax owed on the gain from the sale of substantially all of its enterprise customer base to TelePacific. As of March 31, 2005, the Company had recorded income taxes payable of $0.5 million, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheet.

7.	Other Comprehensive Loss:

   For the quarters ended March 31, 2005 and 2004, there was $22,000 and $0, respectively, of other comprehensive loss pertaining to net unrealized investment losses on available-for-sale marketable securities.

8.	Commitments and Contingencies:

    From time to time, the Company is subject to audits with various tax authorities that arise during the normal course of business. The Company believes resolutions to various tax audits that the Company may be involved with in the normal course of business, will not materially harm its business, financial condition or results of operations.

   There have been no material developments in the litigation previously reported in the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 as filed with the SEC on March 30, 2005. From time to time, the Company is a party to litigation that arises in the ordinary course of business. The Company believes that the resolution of this litigation, and any other litigation the Company may be involved with in the ordinary course of business, will not materially harm its business, financial condition or results of operations.

   As noted above, the Company’s TSA with TelePacific includes a cap during the first 12 months on certain types of network related services for which TelePacific is obligated to reimburse the Company. The Company believes that the $8.5 million of reimbursed circuit and usage costs is adequate to cover the estimated network related costs based upon the Company’s understanding of TelePacific’s transition plan. However if the number or timing of customers transitioned off the Company’s network by TelePacific changes significantly from the Company’s understanding, the Company may incur additional expenses that will not be reimbursed by TelePacific.

9.	Related Party Transactions:

  A significant stockholder of the Company, Bay Alarm, together with its subsidiary InReach Internet, LLC, is a customer of the Company. As of March 11, 2005, Bay Alarm was included in the sale of substantially all of the enterprise customer base to TelePacific, however InReach Internet, LLC, remains a customer of the Company. Bay Alarm continues to provide the Company with security monitoring services at its normal commercial rates. The Company also leases a facility in Oakland, California from Bay Alarm. Certain information concerning these arrangements with Bay Alarm are as follows:

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Revenues	$280	$394
Revenues as a percentage of total revenues	1.0%	1.3%
Security monitoring costs	$10	$10
Oakland property rent payments	$88	$97

   At both March 31, 2005 and December 31, 2004 the Company had no amounts receivable from Bay Alarm. All expenses paid to Bay Alarm are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

10.	Debt and interest expense, net:

   At March 31, 2005 and December 31, 2004, long-term debt and capital lease obligations consist of the following:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Senior Notes	$36,102	$36,102
Senior Secured Note	-	24,500
Capital lease obligations	1,184	1,285
Notes payable	5,350	6,040
Less current portion of notes payable and capital leases	(2,844)	(2,889)
	$39,792	$65,038

The Senior Notes of which there is $36.1 million in principal amount outstanding at March 31, 2005, mature on February 1, 2009 and bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009.

The Senior Secured Note, which was initially issued in the principal amount of $40.0 million accrued interest at a rate of LIBOR plus 0.5%, and was to mature December 2006. On March 11, 2005, pursuant to the terms of a Payoff Letter, by and between the Company and Deutsche Bank AG — London (Deutsche Bank), the Company utilized $26.9 million of proceeds from the sale of substantially all of its enterprise customer base to TelePacific, as well as $13.8 million from cash on hand, to prepay in full the Senior Secured Note (including all outstanding principal and accrued and unpaid interest). In addition, pursuant to the terms of the Payoff Letter, the Company retired the related warrants to acquire up to 26,666,667 shares of the Company’s common stock in connection with the Senior Secured Note, which decreased additional paid in capital by approximately $13.5 million. The prepayment of the Senior Secured Note and the retirement of the related warrants resulted in a $2.1 million loss on the extinguishment of debt.

During the second quarter of 2004, the Company entered into a secured financing arrangement with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., pursuant to which the Company may borrow up to an aggregate amount of $10.0 million, subject to certain conditions. This financing arrangement was structured in a manner that provides for multiple credit facilities up to an aggregate of $10.0 million with each facility having separate closing dates and repayment schedules. Additional borrowing under this secured financing arrangement expired on December 31, 2004. The principal and accrued interest of each facility shall be payable in 36 equal monthly installments. The Company has the option to prepay the outstanding facility after 18 months subject to a maximum premium of 3% of the outstanding facility. Interest on each facility was fixed at 5% plus the 3-year swap rate, as published by Bloomberg Professional Services, determined two business days prior to the closing date of each facility. The Company used the proceeds of this financing arrangement to acquire new telecommunication switch and related equipment, which secure borrowings under this financing arrangement.

As of March 31, 2005, the Company had borrowed approximately $5.4 million under the Merrill Lynch Capital financing arrangement under two credit facilities both with interest rates of 8.6%. As of March 31, 2005, the principal balance was $4.2 million and is included under Notes Payable in the above table.

In May 2004, the Company completed financing agreements for various network equipment with Cisco Systems, Inc. These financing agreements were comprised of $1.4 million of equipment capital leases and a $1.6 million note payable exchanged for a 36-month maintenance services agreement. As of March 31, 2005 the principal balance for each the capital lease and the note payable was $1.1 million.

Interest expense, net for the quarters ended March 31, 2005 and 2004 was as follows:

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Interest on Senior Notes	$1,218	$1,232
Accreted discount on Senior Secured Note	1,262	1,255
Amortization of deferred financing costs	154	168
Other interest expense	362	167
Less interest income	(190)	(41)
	$2,806	$2,781

11.	Recent Accounting Pronouncements:

    In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” Among other items, the standard requires the Company to recognize compensation cost for all share-based payments, in the Company’s consolidated statements of operations. Depending on the model used to calculate stock-based compensation expense in the future and other requirements of SFAS No. 123R, the pro forma disclosure in Note 3 may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future financial statements. On April 14, 2005, the Securities and Exchange Commission (SEC) amended Regulation S-X to allow SEC registrants to delay the implementation date of SFAS No. 123R to the beginning of the first fiscal year after June 15, 2005. The Company plans to implement SFAS No. 123R beginning with its first quarterly report after January 1, 2006. The Company is currently evaluating the new standard and models, which may be used to calculate future stock-based compensation expense.

    In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, "Share-Based Payment," which provides the staff's views regarding the valuation of share-based payment arrangements for public companies.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks. In this Quarterly Report on Form 10-Q, our use of the words "outlook," "expect," "anticipate," "estimate," "forecast," "project," "likely," "objective," "plan," "designed," "goal," "target," and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important risk factors that are described in our Annual Report on Form 10-K for the period ended December 31, 2004, as filed with the SEC on March 30, 2005, which may be revised or supplemented in subsequent reports filed by us with the SEC. Such risk factors include, but are not limited to our level of indebtedness; an inability to generate sufficient cash to service our indebtedness; regulatory and legal uncertainty with respect to intercarrier compensation payments received by us; the inability to expand our business as a result of the unavailability of funds to do so; the migration to broadband Internet access affecting dial-up Internet access; the loss of key executive officers could negatively impact our business prospects; an increase in our network expenses which could result if the migration of our enterprise customer base to U.S. TelePacific Corp. occurs sooner or later than contemplated; and our principal competitors for local services and potential additional competitors have advantages that may adversely affect our ability to compete with them.

Introduction

    We are a high-value independent provider of integrated communication solutions that enable communication providers to use our network and services as an alternative to building and maintaining their own network. Our customers currently include Internet service providers (ISP), enhanced communication service providers (ESPs) and other direct providers of communication services to business or residential end-users, collectively referred to as service providers (SPs).

    We built our facilities-based network to capitalize on the significant growth in Internet usage and in the related demand for local telephone service by SPs, as well as the increasing demand of small and medium business enterprise market (enterprise) for customized and integrated voice and data communication services. We believe the statewide footprint of our network, which encompasses all of the major metropolitan areas of California, provides us with a competitive advantage over incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs). Our ubiquitous network in California and our growing networks in Arizona, Nevada, Oregon and Washington, enable SPs to provide their end-users with access to Internet, paging and other data and voice services from almost any point in the state through a local call. We believe the breadth of our product offerings and the structure of our network enables us to generate high network utilization.

    In response to our evolving business model, which as described above, is focused on providing communication solutions to other communication providers, on March 11, 2005, we sold substantially all of our enterprise customer base to U.S. TelePacific Corp. (TelePacific) while retaining our associated network assets, impacting approximately 150 employees. Under the terms of this transaction, TelePacific acquired certain assets, such as property and equipment with a net book value of approximately $3.0 million and other assets of approximately $0.6 million, and assumed certain liabilities of approximately $0.7 million, in exchange for $26.9 million in cash. As a result, we recorded a gain of $24.0 million from this sale during the first quarter of 2005. In addition, we entered into a Transition Service Agreement (TSA) with TelePacific that, among other things, obligates us to provide certain transition services to TelePacific at our estimated cost. The estimated costs to be reimbursed to us include network related and administrative support services. TelePacific’s obligation to pay us for circuit and usage costs during the initial 12 month transition period is limited to $10.5 million, and TelePacific will receive an initial $2.0 million credit against the total amount to be billed. We believe that the $8.5 million of reimbursed circuit and usage costs is adequate to cover the estimated network related costs based upon our understanding of TelePacific’s transition plan. However the number or timing of customers transitioned off our network by TelePacific changes significantly from our understanding, we may incur additional expenses that will not be reimbursed by TelePacific. The TSA is for a one-year period subject to extension for two additional three-month periods. Due to the inseparability of our network and the absence of identifiable shared costs, and as no network assets were sold to TelePacific, we determined the assets sold did not constitute discontinued operations.

    In connection with the completion of the sale of substantially all of our enterprise customer base to TelePacific on March 11, 2005, we recorded during the first quarter of 2005 net restructuring charges of approximately $384,000 primarily consisting of employee separation costs for approximately 85 employees previously associated with the enterprise customer base who have been or will be involuntarily terminated, as well as rent expense for vacated premises. We anticipate that future cash requirements associated with the separation plan will be approximately $0.3 million, the timing of which is contingent upon the actual termination date of the remaining employees. We anticipate that the majority of the employees associated with this separation plan will leave their positions by the end of 2005. The final cash payment to be recorded against this reserve is expected to occur in March 2006. However, should TelePacific exercise its option to extend the term of the TSA, we may incur additional employee termination benefit costs and the timing of our final cash payments under the restructuring plan would be extended.

    The following table shows our financial performance for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)	(unaudited)
	(Dollars in thousands)
Total revenues	$28,131	$29,423
Net income (loss)	$17,339	$(7,165)
Income (loss) per share diluted	$0.45	$(0.20)

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

    We have carrier customers who pay us to terminate their originating call traffic on our network. These payments consist of meet point, transit traffic and intercarrier compensation payments, collectively referred to as intercarrier compensation. Intercarrier compensation payments are a function of the number of calls we terminate, the minutes of use associated with such calls and the rates at which we are compensated by the ILECs. Intercarrier compensation payments have historically been a significant portion of our revenues but the intercarrier payments are not currently a targeted customer. Intercarrier compensation payments accounted for 31.0% and 27.2% of our total revenues for the quarters ended March 31, 2005 and 2004, respectively. Although the rate at which we believe we will be compensated by the ILECs in 2005 is expected to be consistent with 2004, the sale of our enterprise customer base to TelePacific may affect the percentage of total revenues represented by intercarrier compensation in 2005. The failure, for any reason, of one or more ILECs from which we ordinarily receive intercarrier compensation payments to make all or a significant portion of such payments would adversely affect our financial results.

    Our right to receive intercarrier compensation payments from ILECs, as well as the right of CLECs and other competitors to receive such payments is the subject of numerous regulatory and legal challenges. For example, in 2003, Verizon and SBC adopted the Federal Communications Commission’s, or FCC’s, Intercarrier ISP Compensation Order. The FCC ISP order introduced a series of declining intercarrier compensation pricing tiers for minutes of use, at rates starting below the rates previously negotiated in our interconnection agreements (ICAs) with both carriers. The lowest pricing tier specified by the FCC ISP order was reached on June 15, 2003 and will remain in effect until such time that a replacement FCC ISP order, may become effective. Additionally, the FCC ISP order introduced artificial annual growth limits on compensable minutes of use subject to intercarrier compensation based on the composition and balance of traffic between carriers. The FCC ceased enforcing the growth cap in October 2004.

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

    Warrant Valuation. During the quarter ended March 31, 2005, we performed an internal evaluation of the warrants related to the Senior Secured Note. We used the Black Scholes model to value the warrants at March 11, 2005. This valuation was used to record the value of the warrants related to the prepayment of the Senior Secured Note.

Results of Operations

Quarter Ended March 31, 2005 Compared to the Quarter Ended March 31, 2004

    Our significant revenue components and operational metrics for the quarters ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	March 31,
	2005	2004	% Change
	(unaudited)	(unaudited)
	(Dollars in millions)
Revenues:
Intercarrier compensation	$8.7	$8.0	8.8%
Direct billings to SP customers	10.0	11.1	(9.9)%
Direct billings to enterprise customers	4.8	4.7	2.1%
Other	4.6	5.6	(17.9)%
Total revenues	$28.1	$29.4	(4.4)%

Operational metrics:
Minutes of use (in billions)	12.2	11.3	8.0%

    Consolidated revenues decreased 4.4% to $28.1 million in the quarter ended March 31, 2005 from $29.4 million during the same period in 2004. The decrease in revenue was primarily the result of a decrease of $1.1 million in direct billings to SP customers and a decrease of $0.8 million in outbound local and long distance, partially offset by increases in intercarrier compensation.

Intercarrier compensation increased 8.8% to $8.7 million in the quarter ended March 31, 2005 from $8.0 million during the same period in 2004 primarily due to approximately a 9% increase in minutes of use compared to the same period in 2004.

Direct billings to SP customers decreased from the same period in 2004 by $1.1 million, or 9.9%, to $10.0 million from $11.1 million during the quarter ended March 31, 2004 primarily due to customers disconnecting lines not in use.

Direct billings to enterprise customers remained relatively constant at $4.8 million in the quarter ended March 31, 2005 compared to $4.7 million during the same period in 2004. Due to the sale of substantially all of our enterprise customer base to TelePacific on March 11, 2005, we expect direct billings to enterprise customers to significantly decrease after this date.

Other revenues decreased 17.9% to $4.6 million in the quarter ended March 31, 2005 from $5.6 million during the same period in 2004. The decline is principally due to a $0.8 million decrease in outbound local and long distance revenues primarily due to a decrease in minutes of use resulting from the sale of substantially all of our enterprise customer base. As a result of this sale we expect these revenues to continue to decrease in future periods.

Minutes of use increased 8.0% to 12.2 billion in the quarter ended March 31, 2005 compared to 11.3 billion during the same period in 2004.

The significant costs and expenses for the quarters ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	March 31,
	2005	2004	% Change
	(unaudited)	(unaudited)
	(Dollars in millions)
Costs and expenses:
Network expenses (exclusive of depreciation shown separately below)	$10.6	$10.5	1.0%
Selling, general and administrative	14.7	14.2	3.5%
Depreciation and amortization	3.7	9.1	(59.3)%
Restructuring charges	0.4	-	100.0%
Total costs and expenses	$29.4	$33.8	(13.0)%

    Consolidated network expenses remained relatively constant at $10.6 million in the quarter ended March 31, 2005 compared to $10.5 million during the same period in 2004. As a result of the sale of substantially all of our enterprise customer base, we expect our network expenses to decrease in future periods as former customers transition to TelePacific’s network. During this transition period, we are obligated under the TSA, among other things, to provide certain transition services to TelePacific at our estimated cost. The estimated costs to be reimbursed to us include network related services. TelePacific’s obligation to pay us for circuit and usage costs during the initial 12 month transition period is limited to $10.5 million, and TelePacific will receive an initial $2.0 million credit against the total amount to be billed. We believe that the $8.5 million of reimbursed circuit and usage costs is adequate to cover the estimated network related costs based upon our understanding of TelePacific’s transition plan. However if the number or timing of customers transitioned off our network by TelePacific changes significantly from our understanding, we may incur additional expenses that will not be reimbursed by TelePacific.

    Consolidated selling, general and administrative expenses increased 3.5% to $14.7 million in the quarter ended March 31, 2005 from $14.2 million during the same period in 2004. The increase was primarily the result of employee compensation for those who were affected by the sale of substantially all of our enterprise customer base to TelePacific during the first quarter of 2005, and increased employee benefits due to an increase in rates. As part of the TSA with TelePacific, we may bill TelePacific for selling, general and administrative expenses that are incurred on their behalf.

    Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on average asset lives, recognition of technological advancements and understanding of business strategy. Consolidated depreciation and amortization expense decreased 59.3% to $3.7 million in the quarter ended March 31, 2005 from $9.1 million during the same period in 2004. The decrease in depreciation and amortization expense was primarily due to recording a non-cash asset impairment charge of $54.6 million for our tangible assets during the fourth quarter of 2004. The impairment resulted in a new cost basis for these assets resulting in a reduction of gross property and equipment. As a result, future depreciation expense is expected to be less for the affected assets than in prior years. In addition, as part of the sale of substantially all of our enterprise customer base, we sold property and equipment with a net book value of approximately $3.0 million.

    Restructuring charges were $0.4 million in the quarter ended March 31, 2005. There were no restructuring charges in the quarter ended March 31, 2004. These charges related to the completion of the sale of substantially all of our enterprise customer base primarily for employee termination benefits and rent expense for vacated premises. We anticipate that future cash requirements associated with the separation plan will be approximately $0.3 million, the timing of which is contingent upon the actual termination date of the remaining employees. We anticipate that the majority of the employees associated with this separation plan will leave their positions by the end of 2005. The final cash payment to be recorded against this reserve is expected to occur in March 2006. However, should TelePacific exercise its option to extend the term of the TSA, we may incur additional employee termination benefit costs and the timing of our final cash payments under the restructuring plan would be extended.

    Consolidated loss from operations improved 72.7% to $1.2 million in the quarter ended March 31, 2005 from $4.4 million during the same period in 2004 primarily due to the factors discussed in the preceding paragraphs.

Consolidated interest expense, net remained relatively constant at $2.8 million for both the quarter ended March 31, 2005 and the same period in 2004. Our interest expense, net was as follows:

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)	(unaudited)
	(Dollars in thousands)
Interest expense, net:
Interest on Senior Notes	$1,218	$1,232
Accreted discount on Senior Secured Note	1,262	1,255
Amortization of deferred financing costs	154	168
Other interest expense, net	172	126
	$2,806	$2,781

    Interest expense, net is expected to decrease during 2005 due to the termination of the discount accretion on the extinguishment of the senior secured note.

    During the first quarter of 2005, we recorded a gain of $24.0 million from the sale of substantially all of our enterprise customer base.

    On March 11, 2005, pursuant to the terms of a Payoff Letter, by and between us and Deutsche Bank, we utilized $26.9 million of the proceeds from the sale of substantially all of our enterprise customer base to TelePacific, as well as $13.8 million cash on hand, to prepay in full the Senior Secured Note (including all outstanding principal and accrued and unpaid interest). In addition, pursuant to the terms of the Payoff Letter, we retired the related warrants to acquire up to 26,666,667 shares of our common stock in connection with the Senior Secured Note, which decreased additional paid in capital by approximately $13.5 million. The prepayment of the Senior Secured Note and the retirement of the related warrants resulted in a $2.1 million loss on the extinguishment of debt.

    For the quarters ended March 31, 2005 and 2004, our effective income tax rate was 2.9% and 0.0%, respectively.

    Consolidated net income was $17.3 million in the quarter ended March 31, 2005 compared to a net loss of $7.2 million during the same period in 2004 primarily due to the factors discussed in the preceding paragraphs.

Quarterly Operating and Statistical Data:

    The following tables summarize the unaudited results of operations as a percentage of revenues for the quarters ended March 31, 2005 and 2004. The following data should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report:

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)	(unaudited)
Consolidated Statements of Operations
Data:

Revenue	100.0%	100.0%
Network expenses (exclusive of depreciation shown separately below)	37.6%	35.7%
Selling, general and administrative expenses	52.2%	48.4%
Depreciation and amortization expenses	13.3%	30.9%
Loss from operations	(4.4)%	(14.9)%
Net income (loss)	61.6%	(24.4)%

    The following table sets forth unaudited statistical data for each of the specified quarters of 2005 and 2004. The operating and statistical data for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	2005	2004
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ports equipped	1,052,400	1,052,400	998,400	998,400	998,400
Quarterly minutes of use
switched (in billions)	12.2	11.9	11.3	10.2	11.3
Capital additions
(in thousands)	$1,600	$1,205	$5,201	$3,488	$689
Employees	250	373	392	398	389

Liquidity and Capital Resources:

    Sources and use of cash. At March 31, 2005 cash and short term investments decreased $20.9 million to $21.9 million from $42.8 million at December 31, 2004. The decrease was primarily due to the prepayment of the $40.0 million Senior Secured Note (including all outstanding principal and accrued and unpaid interest) with cash on hand and proceeds of $26.9 million from the sale of substantially all of the enterprise customer base to TelePacific.

    Net cash used in operating activities was $1.3 million for the quarter ended March 31, 2005 as compared to net cash provided by operating activities of $47,000 for the same period ended in 2004. The decrease was primarily due to lower sales and higher selling, general and administrative expenses in 2005 compared to the same period in 2004.

    Net cash used in investing activities was $4.8 million for the quarter ended March 31, 2005 compared to $1.2 million during the same period in 2004. We returned to TelePacific $3.5 million of deposits related to the then pending sale of substantially all of our enterprise customer base during January 2005.

    Net cash used in financing activities was $14.6 million in the quarter ended March 31, 2005 compared to $1.6 million for the same period in 2004. We prepaid the Senior Secured Note with proceeds from the sale of the enterprise customer base and cash on hand. Cash proceeds from the sale of substantially all of our enterprise customer base were paid directly to Deutsche Bank by TelePacific.

    Cash requirements. The telecommunications service business is capital intensive. Our operations have required the expenditure of substantial amounts of cash for the design, acquisition, construction and implementation of our network. We continue to seek further ways to enhance our infrastructure in 2005 and beyond. As a result of various capital projects and our business plan, as currently contemplated, we anticipate making capital expenditures, excluding acquisitions, of approximately $7.3 million for the next 12 months. However, the actual cost of capital expenditures will depend on a variety of factors. Accordingly, our actual capital requirements may exceed, or fall below, the amount described above.

    Under the TSA with TelePacific we are obligated, among other things, to provide certain transition services to TelePacific at our estimated cost. The estimated costs to be reimbursed to us include network related and administrative support services. TelePacific’s obligation to pay us for circuit and usage costs during the initial 12 month transition period is limited to $10.5 million and TelePacific will receive an initial $2.0 million credit against the total amount to be billed. We believe that the $8.5 million of reimbursed circuit and usage costs is adequate to cover the estimated network related costs based upon our understanding of TelePacific’s transition plan. However if the number or timing of customers transitioned off our network by TelePacific changes significantly from our understanding, we may incur additional expenses that will not be reimbursed by TelePacific. The TSA is for a one-year period subject to extension for two additional three-month periods.

    We anticipate that future cash requirements associated with the separation plan due to the sale of substantially all of our enterprise customers will be approximately $0.3 million, the timing of which is contingent upon the actual termination date of the remaining employees. We anticipate that the majority of the employees associated with this separation plan will leave their positions by the end of 2005. The final cash payment to be recorded against this reserve is expected to occur in March 2006. However, should TelePacific exercise its option to extend the term of the TSA, we may incur additional employee termination benefit costs and the timing of our final cash payments under the restructuring plan would be extended.

    During the normal course of business, we may enter into agreements with some suppliers, which allow these suppliers to have equipment or inventory available for purchase based upon criteria as defined by us. As of March 31, 2005, we did not have any material future purchase commitments to purchase equipment from any of our vendors.

    Debt outstanding. At March 31, 2005 and December 31, 2004 long-term debt and capital lease obligations consist of the following:

	March 31,	December 31,
	2005	2004
	(unaudited)	(unaudited)
	(Dollars in thousands)
Senior Notes	$36,102	$36,102
Senior Secured Note	-	24,500
Capital lease obligations	1,184	1,285
Notes payable	5,350	6,040
Less current portion of notes payable and capital leases	(2,844)	(2,889)
	$39,792	$65,038

    The Senior Notes, of which there is $36.1 million in principal amount outstanding at March 31, 2005, bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009.

The Senior Secured Note, which was initially issued in the principal amount of $40.0 million, accrued interest at a rate of LIBOR plus 0.5%, and was to mature December 2006. On March 11, 2005, pursuant to the terms of the Payoff Letter by and between us and Deutsche Bank, we utilized $26.9 million of the proceeds from the sale of substantially all of our enterprise customer base to TelePacific as well as $13.8 million cash on hand, to prepay in full the Senior Secured Note (including all outstanding principal and accrued and unpaid interest). In addition, pursuant to the terms of the Payoff Letter, we retired the related warrants to acquire up to 26,666,667 shares of our common stock in connection with the Senior Secured Note, which decreased additional paid in capital by approximately $13.5 million. The prepayment of the Senior Secured Note and the retirement of the related warrants resulted in a $2.1 million loss on the extinguishment of debt.

    Future uses and sources of cash. Our principal sources of funds for 2005 are anticipated to be current cash and short-term investment balances and cash flows from operating activities. We believe that these funds will provide us with sufficient liquidity and capital resources to fund our business plan for the next 12 months. No assurance can be given, however, that this will be the case. We may also seek to obtain leases or additional lines of credit in 2005. There can be no assurance that additional lines of credit or leases will be made available to us on terms that we find acceptable. As currently contemplated, we expect to fund, among other things:

• interest payments of approximately $5 million on Senior Notes and other notes;

• anticipated capital expenditures of approximately $7.3 million; and

• capital lease payments (including interest) of approximately $0.6 million.

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

• capital expenditures;

• our debt payments;

• capital lease repayments;

• loss of enterprise revenues due to the sale of our enterprise customer base;

• interest expense on debt; and

• development and market rollout of new service offerings.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Since the payoff of our Senior Secured Note on March 11, 2005, our remaining debt carries fixed interest rates. Therefore, we are not exposed to changes in interest rates associated with our debt as of March 31, 2005.

We are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. Approximately half of our investments are in cash equivalents with original maturities of less than three months and the other half in short-term investments with maturities of less than 12 months. A hypothetical 1% decrease in short-term interest rates would reduce the annualized pretax interest income on our $21.9 million cash, cash equivalents and short-term investments at March 31, 2005 by approximately $0.2 million.

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, together with the other members of management participating in the evaluation, concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.

    There have been no significant changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. It should be recognized that the design of any system of controls is based upon certain assumptions about the scope of the tasks to be performed and the environment in which the tasks are to be performed. As such, the Company's internal controls provide the Company with a reasonable assurance of achieving their intended effect.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

    See Note 8 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q and “Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Operations—Revenues” for a description of certain legal proceedings involving the Company.

ITEM 5. Other Information

    None.

ITEM 6. Exhibits

Exhibits

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

Note: ITEMS 2, 3 and 4 are not applicable and have been omitted.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 16, 2005.

PAC-WEST TELECOMM, INC.

/s/ Henry R. Carabelli
_____________________________
Henry R. Carabelli
President and Chief Executive Officer

/s/ H. Ravi Brar
______________________________
H. Ravi Brar
Chief Financial Officer and Vice President
of Human Resources