Form 10-Q
period 2005-06-30
PAC-WEST TELECOMM INC
filed 2005-08-15
CIK 1071598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27743

PAC-WEST TELECOMM, INC.
(Exact name of registrant as specified in its charter)

California	68-0383568
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1776 W. March Lane, Suite 250 Stockton, California	95207
Address of principal executive offices)	(Zip Code)

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

As of July 31, 2005, the Company had an aggregate of 37,131,486 shares of common stock issued and outstanding.

PAC-WEST TELECOMM, INC.
Report on Form 10-Q For the Quarterly Period Ended June 30, 2005

PART I
ITEM 1. FINANCIAL STATEMENTS

PAC-WEST TELECOMM, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands except share and per share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$15,297	$32,265
Short-term investments	10,234	10,501
Trade accounts receivable, net of allowances of
$95 and $366 at June 30, 2005 and
December 31, 2004, respectively	9,821	12,774
Receivable from transition service agreement	1,751	-
Prepaid expenses and other current assets	4,576	5,316
Total current assets	41,679	60,856
Property and equipment, net	37,020	43,413
Other assets, net	1,398	2,783
Total assets	$80,097	$107,052

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,912	$5,684
Current obligations under notes payable and capital leases	3,396	2,889
Accrued interest	2,131	2,208
Other accrued liabilities	7,770	13,291
Total current liabilities	20,209	24,072
Senior Notes	36,102	36,102
Notes payable and capital leases, less current portion	4,171	28,936
Other liabilities, net	163	353
Total liabilities	60,645	89,463

Commitments and Contingencies (Note 8)
Stockholders' Equity:
Common stock, $.001 par value; 100,000,000 shares
authorized, 37,114,236 and 36,792,426 shares issued
and outstanding at June 30, 2005 and December 31,
2004, respectively	37	37
Additional paid-in capital	191,263	204,540
Accumulated deficit	(171,285)	(186,309)
Accumulated other comprehensive loss	(94)	(114)
Deferred stock compensation	(469)	(565)
Total stockholders' equity	19,452	17,589
Total liabilities and stockholders' equity	$80,097	$107,052

See notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss)
(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	$21,869	$27,837	$50,000	$57,260
Costs and Expenses:
Network expenses (exclusive of depreciation shown separately below)	9,707	11,148	20,273	21,640
Selling, general and administrative	12,448	14,299	27,121	28,530
Reimbursed transition expenses	(2,848)	-	(2,848)	-
Depreciation and amortization	3,234	8,130	6,984	17,215
Restructuring charges	222	379	606	379
Total operating expenses	22,763	33,956	52,136	67,764
Loss from operations	(894)	(6,119)	(2,136)	(10,504)

Interest expense, net	1,301	2,998	4,107	5,779
Other (income), net	(62)	(12)	(62)	(16)
Loss (gain) on sale of enterprise customer base	169	-	(23,865)	-
Loss on extinguishment of debt	-	-	2,138	-
(Loss) income before income taxes	(2,302)	(9,105)	15,546	(16,267)
Income tax expense	13	-	522	3
Net (loss) income	$(2,315)	$(9,105)	$15,024	$(16,270)

Basic income (loss) per share	$(0.06)	$(0.25)	$0.41	$(0.44)
Diluted income (loss) per share	$(0.06)	$(0.25)	$0.39	$(0.44)

Weighted Average Shares Outstanding:
Basic	36,896	36,632	36,870	36,620
Diluted	36,896	36,632	38,867	36,620

Comprehensive (Loss) Income:
Net (loss) income	$(2,315)	$(9,105)	$15,024	$(16,270)
Unrealized gains (losses) on investments	42	(120)	20	(120)
Comprehensive (loss) income	$(2,273)	$(9,225)	$15,044	$(16,390)

See notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2005	2004
Operating activities:
Net income (loss)	$15,024	$(16,270)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	6,984	17,215
Amortization of deferred financing costs	205	339
Amortization of discount on notes payable	1,262	2,578
Amortization of deferred stock compensation	96	95
Loss on extinguishment of debt	2,138	-
Gain on sale of enterprise customer base	(23,865)	-
Provision for doubtful accounts	(18)	64
Net gain on disposal of property	(29)	(16)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	352	(1,753)
Increase in receivable from transition service agreement	(1,751)	-
Decrease in prepaid expenses and other current assets	2,003	867
Decrease in other assets	157	53
Increase in accounts payable	984	1,076
Increase in accrued interest	203	404
Increase in income tax payable	244	-
Decrease in other current liabilities and other liabilities	(1,486)	(2,176)
Net cash provided by operating activities	2,503	2,476

Investing activities:
Purchase of property and equipment	(3,175)	(4,177)
Proceeds from disposal of property and equipment	95	138
Redemptions (purchase) of short-term investments, net	287	(11,779)
Business acquisitions	-	(587)
Proceeds from sale of enterprise customer base	26,953	-
Returned deposits/other associated with the enterprise customer base sale	(3,536)	-
Other	200	-
Net cash provided by (used) in investing activities	20,824	(16,405)

Financing activities:
Repayments of notes payable	(42,050)	(179)
Proceeds from the issuance of common stock	213	21
Principal payments on capital leases	(407)	(2,081)
Net proceeds from borrowing under notes payable	1,949	2,401
Payments for deferred financing costs	-	(242)
Net cash used in financing activities	(40,295)	(80)
Net decrease in cash and cash equivalents	(16,968)	(14,009)
Cash and cash equivalents:
Beginning of period	32,265	34,657
End of period	$15,297	$20,648

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$2,997	$2,556
Income taxes	$335	$-
See notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

The terms "the Company," "Pac-West," "we," "our," "us," and similar terms used in this Form 10-Q, refer to Pac-West Telecomm, Inc.

1.	Organization and Basis of Presentation:

The Company is an independent provider of integrated communication solutions that enable communication providers to use the Pac-West network and its services as an alternative to building and maintaining their own network to meet their end-users needs. The Company’s customers currently include Internet service providers (ISP), enhanced communication service providers (ESPs) and other direct providers of communication services to business or residential end-users, collectively referred to as service providers (SPs). On March 11, 2005, the Company sold substantially all of its enterprise customer base to U.S. TelePacific Corp. (TelePacific) while retaining the Company’s associated network assets.

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (US GAAP) for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods indicated, have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and notes required by US GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2005.

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

On March 11, 2005, the Company sold substantially all of its enterprise customer base to TelePacific while retaining the Company’s associated network assets, impacting approximately 150 employees. Under the terms of this transaction, TelePacific acquired certain assets, such as property and equipment with a net book value of approximately $3.0 million and other assets of approximately $0.6 million, and assumed certain liabilities of approximately $0.7 million, in exchange for $26.9 million in cash. As a result, the Company recorded a gain of $24.0 million from this sale during the first quarter of 2005. During the second quarter of 2005 the Company recorded a loss of $0.2 million for adjustments associated with this sale. In addition, the Company entered into a Transition Service Agreement (TSA) with TelePacific that, among other things, obligates it to provide certain transition services to TelePacific at its estimated cost. The estimated costs to be reimbursed to the Company include network related and administrative support services which are provided exclusively to TelePacific. TelePacific’s obligation to pay the Company for circuit and usage costs during the initial 12 month transition period is limited to $10.5 million, and TelePacific received a $2.0 million credit against the total amount to be billed. The Company believes that the $8.5 million of reimbursed circuit and usage costs is adequate to cover the estimated network related costs based upon the Company’s understanding of TelePacific’s transition plan. However if the number or timing of customers transitioned off the Company’s network by TelePacific changes significantly from the Company’s understanding, the Company may incur additional expenses that will not be reimbursed by TelePacific. The TSA is for a one-year period subject to extension for two additional three-month periods.

  During the second quarter of 2005, the Company recorded reimbursed transition expenses of $2.8 million in accordance with the TSA. This amount is recorded as a reduction to costs and expenses on a separate line item in the condensed consolidated statements of operations. Costs billed under the TSA are based upon estimated costs to the Company, and the Company anticipates that no profit will be recognized on the services performed under the TSA. The enterprise services are provided by the same network assets and maintained and operated by the same employee base as other services provided by the Company until TelePacific can transition the enterprise customer base onto its own network. As such, the Company’s common network services or expenses cannot be segregated based upon the services provided and therefore the estimated costs have primarily been billed based upon a fixed fee per type of service or transaction. Due to the inseparability of the Company’s network, the absence of identifiable shared costs, and as no network assets were sold to TelePacific, the Company determined the assets sold did not constitute discontinued operations.

  As of June 30, 2005 the Company had receivables of approximately $1.7 million related to the TSA and approximately $0.8 million related to the sale of substantially all of the enterprise customers to TelePacific. The receivable from TelePacific related to the enterprise customers is included in prepaid expenses and other current assets in the condensed consolidated balance sheet.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands except per share amounts)

Net (loss) income as reported	$(2,315)	$(9,105)	$15,024	$(16,270)
Total stock-based employee compensation included in
reported net (loss) income, net of tax	48	49	93	95
Total stock-based employee compensation determined
under the fair value based method	(134)	(416)	(278)	(1,127)

Pro forma	$(2,401)	$(9,472)	$14,839	$(17,302)

Basic net income (loss) per common share:
As reported	$(0.06)	$(0.25)	$0.41	$(0.44)
Pro forma	$(0.07)	$(0.26)	$0.40	$(0.47)
Diluted net income (loss) per common share:
As reported	$(0.06)	$(0.25)	$0.39	$(0.44)
Pro forma	$(0.07)	$(0.26)	$0.38	$(0.47)

  For the quarter ended June 30, 2005, potential common stock was antidilutive, as it decreased the net loss per share. Accordingly, 1,759,349 shares were excluded from the diluted net loss per share calculation for the quarter ended June 30, 2005. For the periods ended June 30, 2004, potential common stock was antidilutive, as it decreased the net loss per share. Accordingly, 1,996,258 and 2,377,245 shares were excluded from the diluted net loss per share calculation for the three and six months ended June 30, 2004, respectively.

 The Company uses the Black-Scholes option-pricing model to derive the theoretical fair value of employee stock option grants. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions in the periods ended June 30, 2005 and 2004, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Risk-free interest rate	3.85%	3.36%	3.79%	2.98%
Expected volatility	106%	110%	106%	113%
Expected dividend yield	-	-	-	-
Expected life	4 years	4 years	4 years	4 years
Fair value of options granted	$0.98	$0.94	$1.03	$1.34

4.	Concentration of Customers and Suppliers:

  For the three and six months ended June 30, 2005 and 2004, the Company had the following concentrations of revenues and operation costs.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Largest customers: Percentage of total
revenues

Customer 1	25.7%	18.2%	23.1%	18.0%
Customer 2	21.5%	16.9%	18.8%	18.7%

Largest supplier: Percentage of network
expenses	40.2%	32.7%	39.2%	36.1%

  During each of the comparison periods, no other customer accounted for more than 10% of total revenues. Customers representing more than 10% of trade accounts receivable as of June 30, 2005 were from two customers, one of them was Customer 1 above, representing 19% and 14% and Customer 1 at December 31, 2004 represented 12% of trade accounts receivable. The Company’s largest source of operating costs was from one incumbent local exchange carrier (ILEC) for each of the comparison periods.

5.	Restructuring Charges:

2001 and 2002 Restructuring Plans

  A summary of the associated liability pertaining to the Company's 2001 and 2002 restructuring plans, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004, consist of the following:

	Restructuring	Additional		Restructuring
	Liability	Restructuring		Liability
	as of	Expense	Cash	as of
	Dec. 31, 2004	Incurred	Payments	June 30, 2005
(Dollars in thousands)
Rent expense for vacated premises	$2,464	$46	$(346)	$2,164

  The amount of the reserve for vacated premises is equal to the monthly lease payment of the unoccupied space, less any estimated sublease income, multiplied by the remaining months on the lease. In regards to the Colorado facility, no sublease income was estimated due to the specialized nature of the facility. During the second quarter of 2005, the Company recorded additional restructuring charges of approximately $46,000 due to increased common area operating expenses at the Colorado facility. The final cash payment to be recorded against the restructuring reserve is currently expected to occur in March 2010.

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

  The costs incurred in connection with the restructuring plan are comprised of benefits to employees who were or will be involuntarily terminated and costs related to rent expense for vacated premises. These costs are included in restructuring charges in the accompanying condensed consolidated statements of operations and comprehensive income (loss). During the quarter ended March 31, 2005, costs incurred for employee termination benefits for approximately 85 employees amounted to $372,000 and costs incurred for vacated premises totaled $12,000. During the quarter ended June 30, 2005, additional costs incurred for employee termination benefits totaled approximately $154,000 and costs incurred for vacated premises totaled approximately $22,000. As of June 30, 2005, 70 employees had been involuntarily terminated. The Company anticipates total cash payments for employee termination benefits, which is contingent upon the actual termination date of the remaining employees, and rent expense for vacated premises upon completion of the restructuring, which is estimated to be March 2006, to be approximately $572,000 and $65,000, respectively. However, should TelePacific exercise its option to extend the term of the TSA, the Company may incur additional employee termination benefit costs.

  A summary of the restructuring expenses and the associated liability pertaining to the Company's 2005 restructuring plan, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2005, consist of the following:

	Restructuring	Additional		Restructuring
	Liability	Restructuring		Liability
	as of	Expense	Cash	as of
	Dec. 31, 2004	Incurred	Payments	June 30, 2005
	(Dollars in thousands)
One-time employee termination benefits	$-	$526	$(441)	$85
Rent expense for vacated premises	-	34	(34)	-
	$-	$560	$(475)	$85

6.	Income Taxes:

The Company's effective income tax rate for the quarters ended June 30, 2005 and 2004 was 0%, and was 3.4% and 0.0%, for the six months ended June 30, 2005 and 2004, respectively. The Company anticipates using its available tax net operating losses to offset the majority of any income tax owed on the gain from the sale of substantially all of its enterprise customer base to TelePacific. As of June 30, 2005, income taxes payable was $0.2 million, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheet.

7.	Other Comprehensive Income (Loss):

  For the quarters ended June 30, 2005 and 2004, there was $42,000 and $(120,000), respectively, of other comprehensive income (loss) pertaining to net unrealized investment gains (losses) on available-for-sale marketable securities. For the six months ended June 30, 2005 and 2004, there was $20,000 and $(120,000), respectively, of other comprehensive income (loss) pertaining to net unrealized investment gains (losses) on available-for-sale marketable securities.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Revenues	$253	$363	$533	$757
Revenues as a percentage of total revenues	1.2%	1.3%	1.1%	1.3%
Security monitoring costs	$9	$8	$19	$18
Oakland property rent payments	$89	$89	$177	$186

  At June 30, 2005 and December 31, 2004 the Company had amounts receivable from Bay Alarm of approximately $8,000 and $0, respectively. All expenses paid to Bay Alarm are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

10.	Debt and interest expense, net:

   At June 30, 2005 and December 31, 2004, long-term debt and capital lease obligations consist of the following:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Senior Notes	$36,102	$36,102
Senior Secured Note	-	24,500
Capital lease obligations	877	1,285
Notes payable	6,690	6,040
Less current portion of notes payable and capital leases	(3,396)	(2,889)
	$40,273	$65,038

  The Senior Notes of which there is $36.1 million in principal amount outstanding at June 30, 2005, mature on February 1, 2009 and bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009.

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

  During the second quarter of 2004, the Company entered into a secured financing arrangement with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., pursuant to which the Company may borrow up to an aggregate amount of $10.0 million, subject to certain conditions. This financing arrangement was structured in a manner that provides for multiple credit facilities up to an aggregate of $10.0 million with each facility having separate closing dates and repayment schedules. Additional borrowing under this secured financing arrangement expired on December 31, 2004. The principal and accrued interest of each facility shall be payable in 36 equal monthly installments. The Company has the option to prepay the outstanding facility after 18 months subject to a maximum premium of 3% of the outstanding facility. Interest on each facility was fixed at 5% plus the 3-year swap rate, as published by Bloomberg Professional Services, determined two business days prior to the closing date of each facility. During the second and third quarters of 2004, the Company had borrowed a total of approximately $5.4 million under the Merrill Lynch Capital financing arrangement under two credit facilities both with interest rates of 8.6%. The Company used the proceeds of this financing arrangement to acquire new telecommunication switch and related equipment, which secure borrowings under this financing arrangement. As of June 30, 2005, the principal balance was $3.8 million and is included under Notes payable in the above table.

  In May 2005, the Company entered into a secured borrowing arrangement with Merrill Lynch Capital pursuant to which the Company borrowed $1.9 million at a fixed rate of 8.6%. The principal and accrued interest shall be payable in 36 consecutive monthly installments commencing July 1, 2005. The Company has the option to prepay the outstanding balance after 18 months but prior to 24 months subject to a premium of 3%, and if paid thereafter, accompanied by a premium of 1%. The borrowing arrangement is secured by telecommunications switching and computer equipment. As of June 30, 2005, the principal balance of $1.9 million is included under Notes payable in the above table.

  In May 2004, the Company completed financing agreements for various network equipment with Cisco Systems, Inc. These financing agreements were comprised of $1.4 million of equipment capital leases and a $1.6 million note payable exchanged for a 36-month maintenance services agreement. As of June 30, 2005, the principal of the capital lease was $0.9 million and is included under Capital lease obligations in the above table. As of June 30, 2005, the balance of the note payable was $1.0 million and is included under Notes payable in the above table.

  Interest expense, net for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Interest on Senior Notes	$1,218	$1,218	$2,437	$2,450
Accreted discount on Senior Secured Note	-	1,323	1,262	2,578
Amortization of deferred financing costs	51	171	205	339
Other interest expense	158	380	519	547
Less interest income	(126)	(94)	(316)	(135)
Interest expense, net	$1,301	$2,998	$4,107	$5,779

11.	Recent Accounting Pronouncements:

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

  In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial position, results of operations, or cash flows.

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

Introduction

We are an independent provider of integrated communication solutions that enable communication providers to use our network and services as an alternative to building and maintaining their own network to meet their end-users needs. Our customers currently include Internet service providers (ISP), enhanced communication service providers (ESPs) and other direct providers of communication services to business or residential end-users, collectively referred to as service providers (SPs).

We built our facilities-based network to capitalize on the significant growth in Internet usage and in the related demand for local telephone service by SPs. We believe the statewide footprint of our network, which encompasses all of the major metropolitan areas of California, provides us with a competitive advantage over incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs). Our ubiquitous network in California, our expansion into new territories, most recently into Utah, and our networks and growth in Arizona, Nevada, Oregon and Washington enable SPs to provide their end-users with access to Internet, paging and other data and voice services, such as voice over Internet protocol (VoIP), from almost any point in the state through a local call. We are positioning ourselves as a key player in the SP space with a focus on expansion through enabling others to become voice service providers. We are in the business of enabling any company to become a phone company. We believe the breadth of our product offerings, such as the expansion of our VoiceSource product during 2005, and the structure of our network enables us to generate high network utilization.

In response to our evolving business model, which as described above, is focused on providing communication solutions to other communication providers, on March 11, 2005, we sold substantially all of our enterprise customer base to U.S. TelePacific Corp. (TelePacific) while retaining our associated network assets, impacting approximately 150 employees. Under the terms of this transaction, TelePacific acquired certain assets, such as property and equipment with a net book value of approximately $3.0 million and other assets of approximately $0.6 million, and assumed certain liabilities of approximately $0.7 million, in exchange for $26.9 million in cash. As a result, we recorded a gain of $24.0 million from this sale during the first quarter of 2005. During the second quarter of 2005 we recorded a loss of $0.2 million for adjustments associated with this sale. In addition, we entered into a Transition Service Agreement (TSA) with TelePacific that, among other things, obligates us to provide certain transition services to TelePacific at our estimated cost. The estimated costs to be reimbursed to us include network related and administrative support services, which are provided exclusively to TelePacific. TelePacific’s obligation to pay us for circuit and usage costs during the initial 12 month transition period is limited to $10.5 million, and TelePacific received a $2.0 million credit against the total amount to be billed. We believe that the $8.5 million of reimbursed circuit and usage costs is adequate to cover the estimated network related costs based upon our understanding of TelePacific’s transition plan. However if the number or timing of customers transitioned off our network by TelePacific changes significantly from our understanding, we may incur additional expenses that will not be reimbursed by TelePacific. The TSA is for a one-year period subject to extension for two additional three-month periods.

During the second quarter of 2005, we recorded reimbursed transition expenses of $2.8 million in accordance with the TSA. This amount is recorded as a reduction to costs and expenses on a separate line item in the condensed consolidated statements of operations. Costs billed under the TSA are based upon estimated costs to us, and we anticipate that no profit will be recognized on the services performed under the TSA. The enterprise services are provided by the same network assets and maintained and operated by the same employee base as other services provided by us until TelePacific can transition the enterprise customer base onto its own network. As such, our common network services or expenses cannot be segregated based upon the services provided and therefore the estimated costs have primarily been billed based upon a fixed fee per type of service or transaction. Due to the inseparability of our network, the absence of identifiable shared costs, and as no network assets were sold to TelePacific, we determined the assets sold did not constitute discontinued operations.

In connection with the completion of the sale of substantially all of our enterprise customer base to TelePacific on March 11, 2005, we recorded restructuring charges of approximately $384,000 during the quarter ended March 31, 2005. These charges primarily consist of employee separation costs for approximately 85 employees previously associated with the enterprise customer base who had been or would be involuntarily terminated, as well as rent expense for vacated premises. During the quarter ended June 30, 2005, additional costs of approximately $176,000 were incurred for employee termination benefits and costs incurred for vacated premises. We anticipate that future cash requirements associated with the separation plan will be approximately $0.1 million, the timing of which is contingent upon the actual termination date of the remaining employees. We anticipate that the majority of the employees associated with this separation plan will leave their positions by the end of 2005. The final cash payment to be recorded against this reserve is expected to occur in March 2006. However, should TelePacific exercise its option to extend the term of the TSA, we may incur additional employee termination benefit costs.

The following table shows our financial performance for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Total Revenue	$21,869	$27,837	$50,000	$57,260
Net (loss) income	$(2,315)	$(9,105)	$15,024	$(16,270)
(Loss) income per share diluted	$(0.06)	$(0.25)	$0.39	$(0.44)

We derive our revenues from monthly recurring charges, usage charges and amortization of initial non-recurring charges. Since the sale of substantially all of the enterprise customer base on March 11, 2005, we provide services primarily to SP customers. Monthly recurring charges include the fees paid by customers for lines in service and additional features on those lines, as well as equipment collocation services. Usage charges consist of fees paid by end users for each call made, fees paid by our customers as intercarrier compensation for completion of their customers' calls through our network, and access charges paid by carriers for long distance traffic terminated on our network. Initial non-recurring charges consist of fees paid by end users for the installation of our service. These payments and related costs are recognized as revenue and expense ratably over the term of the service contracts, which is generally 24 to 36 months. We recognize revenue when there is persuasive evidence of an arrangement, delivery of the product or performance of the service has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.

We have carrier customers who pay us to terminate their originating call traffic on our network. These payments consist of meet point access charges, third party transit traffic and intercarrier compensation payments, collectively referred to as intercarrier compensation. Intercarrier compensation payments are a function of the number of calls we terminate, the minutes of use associated with such calls and the rates at which we are compensated by the carriers originating the calls. Intercarrier compensation payments have historically been a significant portion of our revenues but the intercarrier payments are not currently a targeted customer. Intercarrier compensation payments accounted for 36.0% and 26.0% of our total revenues for the six months ended June 30, 2005 and 2004, respectively. Although the rate at which we believe we will be compensated by the carriers in 2005 is expected to be consistent with 2004, the sale of our enterprise customer base to TelePacific may affect the percentage of total revenues represented by intercarrier compensation in 2005. The failure, for any reason, of one or more carriers from which we ordinarily receive intercarrier compensation payments to make all or a significant portion of such payments would adversely affect our financial results.

Our right to receive intercarrier compensation payments from other carriers, as well as the right of CLECs and other competitors to receive such payments is the subject of numerous regulatory and legal challenges. For example, in 2003, Verizon and SBC adopted the Federal Communications Commission’s, or FCC’s, Intercarrier ISP Compensation Order. The FCC ISP order introduced a series of declining intercarrier compensation pricing tiers for minutes of use, at rates starting below the rates previously negotiated in our interconnection agreements (ICAs) with both carriers. The lowest pricing tier specified by the FCC ISP order was reached on June 15, 2003 and will remain in effect until such time that a replacement FCC ISP order, may become effective. Additionally, the FCC ISP order introduced artificial annual growth limits on compensable minutes of use subject to intercarrier compensation based on the composition and balance of traffic between carriers. The FCC ceased enforcing the growth cap in October 2004.

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

Competition in the communication services market has resulted in the consolidation of companies in our industry, a trend we expect to continue. In order to grow our business and better serve our customers, we continue to consider new business strategies, including, but not limited to, potential acquisitions or new business services. We believe that the statewide footprint of our network, which encompasses all of the major metropolitan areas of California, provides us with a significant competitive advantage that will enable us to successfully compete in the future, but we cannot guarantee that we will be able to sustain continued growth.

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

• impairment of long-lived assets; and

• warrant valuation.

By their nature, these judgments are subject to an inherent degree of uncertainty. Thus, actual results could differ from estimates made and these differences could be material.

Revenue Recognition. We recognize revenue when:

• there is pervasive evidence of an arrangement;

• delivery of the product or performance of the service has occurred;

• the selling price is fixed and determined; and

• collectibility is reasonably assured.

Non-refundable up-front payments received for installation services and related costs are recognized as revenue and expense ratably over the term of the service contracts, generally 24 to 36 months.

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

Some ILECs with which we have interconnection agreements have withheld payments from amounts billed by us under their agreements. The process of collection of intercarrier compensation can be complex and subject to interpretation of regulations and laws. This can lead to the requirement for negotiated settlements between us and the ILEC where we agree to accept a portion of what we believe is owed to us. These settlements generally reflect the mutual agreements of both parties that exist at the date of the settlement.

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

Results of Operations

Quarter Ended June 30, 2005 Compared to the Quarter Ended June 30, 2004

Our significant revenue components and operational metrics for the quarters ended June 30, 2005 and 2004 are as follows:

	Three Months Ended
	June 30,
	2005	2004	% Change
	(unaudited)	(unaudited)
	(Dollars in millions)
Revenues:
Intercarrier compensation	$9.2	$6.9	33.3%
Direct billings to SP customers	9.8	10.5	(6.7)%
Direct billings to enterprise customers	-	4.9	(100.0)%
Other	2.9	5.5	(47.3)%
Total revenues	$21.9	$27.8	(21.2)%

Operational metrics:
Minutes of use (in billions)	12.2	10.2	19.6%

Consolidated revenues decreased 21.2% to $21.9 million in the quarter ended June 30, 2005 from $27.8 million during the same period in 2004. The decrease in revenue was primarily the result of a decrease of $4.9 million in direct billings to enterprise customers due to the sale of the enterprise customer base during the first quarter of 2005.

Intercarrier compensation increased 33.3% to $9.2 million in the quarter ended June 30, 2005 from $6.9 million during the same period in 2004 primarily due to an increase in minutes of use of approximately 19% and collection efforts compared to the same period in 2004.

Direct billings to SP customers decreased 6.7% to $9.8 million in the quarter ended June 30, 2005 from $10.5 million during the same period in 2004 primarily due to customers disconnecting lines not in use.

Direct billings to enterprise customers decreased $4.9 million to $0 in the quarter ended June 30, 2005 compared to the same period in 2004 due to the sale of substantially all of our enterprise customer base during the first quarter of 2005.

Other revenues decreased 47.3% to $2.9 million in the quarter ended June 30, 2005 from $5.5 million during the same period in 2004. The decline is principally due to a $2.3 million decrease in outbound local and long distance revenues primarily due to a decrease in minutes of use resulting from the sale of substantially all of our enterprise customer base. As a result of this sale we expect these revenues to continue to decrease in future periods.

Minutes of use increased 19.6% to 12.2 billion in the quarter ended June 30, 2005 compared to 10.2 billion during the same period in 2004 as discussed above.

The significant costs and expenses for the quarters ended June 30, 2005 and 2004 are as follows:

	Three Months Ended
	June 30,
	2005	2004	% Change
	(unaudited)	(unaudited)
	(Dollars in millions)
Costs and expenses:
Network expenses (exclusive of depreciation shown separately below)	$9.7	$11.1	(12.6)%
Selling, general and administrative	12.4	14.3	(13.3)%
Reimbursed transition expenses	(2.8)	-	-
Depreciation and amortization	3.2	8.1	(60.5)%
Restructuring charges	0.2	0.4	(50.0)%
Total costs and expenses	$22.7	$33.9	(33.0)%

  Consolidated network expenses decreased 12.6% to $9.7 million in the quarter ended June 30, 2005 compared to $11.1 million during the same period in 2004 primarily due to network efficiencies and the sale that occurred during the first quarter of 2005 for the enterprise customer base that related primarily to the amortization of installation costs and repair expenses. As a result of the sale of substantially all of our enterprise customer base, we expect our network expenses to decrease in future periods as former customers transition to TelePacific’s network. During this transition period, we are obligated under the TSA, among other things, to provide certain transition services to TelePacific at our estimated cost. The estimated costs to be reimbursed to us include network related services. See discussion of reimbursed transition expenses below.

  Consolidated selling, general and administrative expenses decreased 13.3% to $12.4 million in the quarter ended June 30, 2005 from $14.3 million during the same period in 2004. The decrease was primarily due to the decrease in employees, primarily sales employees, as a result of the sale of the enterprise customer base during the first quarter of 2005. Under the TSA, the estimated costs to be reimbursed to us include administrative support services. See discussion of reimbursed transition expenses below.

  Reimbursed transition expenses were $2.8 million in the quarter ended June 30, 2005 and no such reimbursed expenses were recorded during the same period in 2004. The reimbursed transition expenses relate to network and administrative services in accordance with the TSA. Costs billed under the TSA are based upon estimated costs to us, and we anticipate that no profit will be recognized on the services performed under the TSA. The enterprise services are provided by the same network assets and maintained and operated by the same employee base as other services provided by us until TelePacific can transition the enterprise customer base onto its own network. As such, our common network services or expenses cannot be segregated based upon the services provided and therefore the estimated costs have primarily been billed based upon a fixed fee per type of service or transaction. Due to the inseparability of our network, the absence of identifiable shared costs, and as no network assets were sold to TelePacific, we determined the assets sold did not constitute discontinued operations. TelePacific’s obligation to pay us for circuit and usage costs during the initial 12 month transition period is limited to $10.5 million, and TelePacific received a $2.0 million credit against the total amount to be billed. We believe that the $8.5 million of reimbursed circuit and usage costs is adequate to cover the estimated network related costs based upon our understanding of TelePacific’s transition plan. However if the number or timing of customers transitioned off our network by TelePacific changes significantly from our understanding, we may incur additional expenses that will not be reimbursed by TelePacific.

Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on average asset lives, recognition of technological advancements and understanding of business strategy. Consolidated depreciation and amortization expense decreased 60.5% to $3.2 million in the quarter ended June 30, 2005 from $8.1 million during the same period in 2004. The decrease in depreciation and amortization expense was primarily due to recording a non-cash asset impairment charge of $54.6 million for our tangible assets during the fourth quarter of 2004. The impairment resulted in a new cost basis for these assets resulting in a reduction of gross property and equipment. As a result, future depreciation expense is expected to be less for the affected assets than in prior years. In addition, as part of the sale of substantially all of our enterprise customer base during the first quarter, we sold property and equipment with a net book value of approximately $3.0 million.

Restructuring charges were $0.2 million in the quarter ended June 30, 2005 as compared to $0.4 million during the same period in 2004. Restructuring charges for the quarter ended June 30, 2005 related primarily to the completion of the sale of substantially all of our enterprise customer base primarily for employee termination benefits and rent expense for vacated premises. We anticipate that future cash requirements associated with the separation plan will be approximately $0.1 million, the timing of which is contingent upon the actual termination date of the remaining employees. We anticipate that the majority of the employees associated with this separation plan will leave their positions by the end of 2005. The final cash payment to be recorded against this reserve is expected to occur in March 2006. However, should TelePacific exercise its option to extend the term of the TSA, we may incur additional employee termination benefit costs and the timing of our final cash payments under the restructuring plan would be extended. Restructuring charges were $0.4 million for the quarter ended June 30, 2004. These charges related to adjustments to estimated costs of previously announced restructuring plans, and did not represent new restructuring activities.

Consolidated loss from operations improved to $0.9 million in the quarter ended June 30, 2005 from $6.1 million during the same period in 2004 primarily due to the factors discussed in the preceding paragraphs.

Consolidated interest expense, net decreased 56.6% to $1.3 million in the quarter ended June 30, 2005 from $3.0 million during the same period in 2004 due to the termination of the discount accretion on the extinguishment of the senior secured note. Interest expense, net is expected to decrease during 2005 due to the termination of the discount accretion on the extinguishment of the senior secured note.  Our interest expense, net was as follows:

	Three Months Ended
	June 30,
	2005	2004
	(unaudited)	(unaudited)
	(Dollars in thousands)
Interest on Senior Notes	$1,218	$1,218
Accreted discount on Senior Secured Note	-	1,323
Amortization of deferred financing costs	51	171
Other interest expense	158	380
Less interest income	(126)	(94)
Interest expense, net	$1,301	$2,998

  For the quarters ended June 30, 2005 and 2004, our effective income tax rate was 0.0%.

  Consolidated net loss was $2.3 million in the quarter ended June 30, 2005 compared to a net loss of $9.1 million during the same period in 2004 primarily due to the factors discussed in the preceding paragraphs.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Our significant revenue components and operational metrics for the six months ended June 30, 2005 and 2004 are as follows:

	Six Months Ended
	June 30,
	2005	2004	% Change
	(unaudited)	(unaudited)
	(Dollars in millions)
Revenues:
Intercarrier compensation	$17.9	$14.9	20.1%
Direct billings to SP customers	19.9	21.6	(7.9)%
Direct billings to enterprise customers	4.8	9.6	(50.0)%
Other	7.4	11.2	(33.9)%
Total revenues	$50.0	$57.3	(12.7)%

Operational metrics:
Minutes of use (in billions)	24.4	21.5	13.5%

Consolidated revenues decreased 12.7% to $50.0 million in the six months ended June 30, 2005 from $57.3 million during the same period in 2004. The decrease in revenue was primarily the result of a decrease of $4.8 million in direct billings to enterprise customers and a decrease of $3.2 million in outbound local and long distance revenues both decreased due to the sale of the enterprise customer base during the first quarter of 2005.

Intercarrier compensation increased 20.1% to $17.9 million in the six months ended June 30, 2005 from $14.9 million during the same period in 2004 primarily due to an increase in minutes of use of approximately 13% and collection efforts compared to the same period in 2004.

Direct billings to SP customers decreased 7.9% to $19.9 million in the six months ended June 30, 2005 from $21.6 million during the same period in 2004 primarily due to customers disconnecting lines not in use.

Direct billings to enterprise customers decreased 50% to $4.8 million in the six months ended June 30, 2005 from $9.6 million during the same period in 2004 due to the sale of substantially all of our enterprise customer base during the first quarter of 2005.

Other revenues decreased 33.9% to $7.4 million in the six months ended June 30, 2005 from $11.2 million during the same period in 2004. The decline is principally due to a $3.2 million decrease in outbound local and long distance revenues primarily due to a decrease in minutes of use resulting from the sale of substantially all of our enterprise customer base in the first quarter of 2005. As a result of this sale we expect these revenues to continue to decrease in future periods.

Minutes of use increased 13.5% to 24.4 billion in the six months ended June 30, 2005 compared to 21.5 billion during the same period in 2004 as discussed above.

The significant costs and expenses for the six months ended June 30, 2005 and 2004 are as follows:

	Six Months Ended
	June 30,
	2005	2004	% Change
	(unaudited)	(unaudited)
	(Dollars in millions)
Costs and expenses:
Network expenses (exclusive of depreciation shown separately below)	$20.3	$21.6	(6.0)%
Selling, general and administrative	27.1	28.5	(4.9)%
Reimbursed transition expenses	(2.8)	-	-
Depreciation and amortization	7.0	17.2	(59.3)%
Restructuring charges	0.6	0.4	50.0%
Total costs and expenses	$52.2	$67.7	(22.9)%

Consolidated network expenses decreased 6.0% to $20.3 million in the six months ended June 30, 2005 from $21.6 million during the same period in 2004 primarily due to network efficiencies and the sale that occurred during the first quarter of 2005 for the enterprise customer base that related primarily to the amortization of installation costs and repair expenses. As a result of the sale of substantially all of our enterprise customer base, we expect our network expenses to decrease in future periods as former customers transition to TelePacific’s network. During this transition period, we are obligated under the TSA, among other things, to provide certain transition services to TelePacific at our estimated cost. The estimated costs to be reimbursed to us include network related services. See reimbursed transition expenses below.

Consolidated selling, general and administrative expenses decreased 4.9% to $27.1 million in the six months ended June 30, 2005 from $28.5 million during the same period in 2004. The decrease was primarily due to the decrease in employees, primarily sales employees, as a result of the sale of the enterprise customer base during the first quarter of 2005. Under the TSA, the estimated costs to be reimbursed to us include administrative support services. See discussion of reimbursed transition expenses below.

Reimbursed transition expenses were $2.8 million in the six ended June 30, 2005 and no such reimbursed expenses were recorded during the same period in 2004. The reimbursed transition expenses relate to network and administrative services in accordance with the TSA. Costs billed under the TSA are based upon estimated costs to us, and we anticipate that no profit will be recognized on the services performed under the TSA. The enterprise services are provided by the same network assets and maintained and operated by the same employee base as other services provided by us until TelePacific can transition the enterprise customer base onto its own network. As such, our common network services or expenses cannot be segregated based upon the services provided and therefore the estimated costs have primarily been billed based upon a fixed fee per type of service or transaction. Due to the inseparability of our network, the absence of identifiable shared costs, and as no network assets were sold to TelePacific, we determined the assets sold did not constitute discontinued operations. TelePacific’s obligation to pay us for circuit and usage costs during the initial 12 month transition period is limited to $10.5 million, and TelePacific received a $2.0 million credit against the total amount to be billed. We believe that the $8.5 million of reimbursed circuit and usage costs is adequate to cover the estimated network related costs based upon our understanding of TelePacific’s transition plan. However if the number or timing of customers transitioned off our network by TelePacific changes significantly from our understanding, we may incur additional expenses that will not be reimbursed by TelePacific.

Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on average asset lives, recognition of technological advancements and understanding of business strategy. Consolidated depreciation and amortization expense decreased 59.3% to $7.0 million in the six months ended June 30, 2005 from $17.2 million during the same period in 2004. The decrease in depreciation and amortization expense was primarily due to recording a non-cash asset impairment charge of $54.6 million for our tangible assets during the fourth quarter of 2004. The impairment resulted in a new cost basis for these assets resulting in a reduction of gross property and equipment. As a result, future depreciation expense is expected to be less for the affected assets than in prior years. In addition, as part of the sale of substantially all of our enterprise customer base during the first quarter, we sold property and equipment with a net book value of approximately $3.0 million.

Restructuring charges were $0.6 million in the six months ended June 30, 2005 as compared to $0.4 million during the same period in 2004. Restructuring charges for the six months ended June 30, 2005, related primarily related to the completion of the sale of substantially all of our enterprise customer base primarily for employee termination benefits and rent expense for vacated premises. We anticipate that future cash requirements associated with the separation plan will be approximately $0.1 million, the timing of which is contingent upon the actual termination date of the remaining employees. We anticipate that the majority of the employees associated with this separation plan will leave their positions by the end of 2005. The final cash payment to be recorded against this reserve is expected to occur in March 2006. However, should TelePacific exercise its option to extend the term of the TSA, we may incur additional employee termination benefit costs and the timing of our final cash payments under the restructuring plan would be extended. Restructuring charges were $0.4 million for the six months ended June 30, 2004. These charges related to adjustments to estimated costs of previously announced restructuring plans, and did not represent new restructuring activities.

Consolidated loss from operations improved to $2.1 million in the six months ended June 30, 2005 from $10.5 million during the same period in 2004 primarily due to the factors discussed in the preceding paragraphs.

Consolidated interest expense, net decreased 29.3% to $4.1 million in the six months ended June 30, 2005 from $5.8 million during the same period in 2004 due to the termination of the discount accretion on the extinguishment of the senior secured note. Interest expense, net is expected to decrease during 2005 due to the termination of the discount accretion on the extinguishment of the senior secured note.  Our interest expense, net was as follows:

	Six Months Ended
	June 30,
	2005	2004
	(unaudited)	(unaudited)
	(Dollars in thousands)
Interest on Senior Notes	$2,437	$2,450
Accreted discount on Senior Secured Note	1,262	2,578
Amortization of deferred financing costs	205	339
Other interest expense	519	547
Less interest income	(316)	(135)
Interest expense, net	$4,107	$5,779

During the six months ended June 30, 2005, we recorded a gain of $23.9 million from the sale of substantially all of our enterprise customer base that occurred during the first quarter of 2005.

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

For the six months ended June 30, 2005 and 2004, our effective income tax rate was 3.4% and 0%, respectively.

Consolidated net income was $15.0 million in the six months ended June 30, 2005 compared to a net loss of $16.3 million during the same period in 2004 primarily due to a $24.0 million gain related to the sale of the enterprise customer base in addition to the items noted in the preceding paragraphs.

Quarterly Operating and Statistical Data:

  The following tables summarize the unaudited results of operations as a percentage of revenues for the three and six months ended June 30, 2005 and 2004. The following data should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated Statements of Operations
Data:

Revenue	100.0%	100.0%	100.0%	100.0%
Network expenses (exclusive of depreciation shown separately below)	44.4%	40.0%	40.5%	37.8%
Selling, general and administrative expenses	56.9%	51.4%	54.2%	49.8%
Reimbursed transition expenses	(13.0)%	-%	(5.7)%	-%
Depreciation and amortization expenses	14.8%	29.2%	14.0%	30.1%
Loss from operations	(4.1)%	(22.0)%	(4.3)%	(18.3)%
Net income (loss)	(10.6)%	(32.7)%	30.0%	(28.4)%

  The following table sets forth unaudited statistical data for each of the specified quarters of 2005 and 2004. The operating and statistical data for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	2005		2004
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ports equipped	1,052,400	1,052,400	1,052,400	998,400	998,400
Quarterly minutes of use
switched (in billions)	12.2	12.2	11.9	11.3	10.2
Capital additions
(in thousands)	$1,575	$1,600	$1,205	$5,201	$3,488
Employees	248	250	373	392	398

Liquidity and Capital Resources:

Sources and use of cash. At June 30, 2005 cash and short term investments decreased $17.3 million to $25.5 million from $42.8 million at December 31, 2004. The decrease was primarily due to the prepayment of the $40.0 million Senior Secured Note (including all outstanding principal and accrued and unpaid interest) with cash on hand and proceeds of $26.9 million from the sale of substantially all of the enterprise customer base to TelePacific.

Net cash provided by operating activities remained constant at $2.5 million for the six months ended June 30, 2005 and 2004.

Net cash provided by investing activities was $20.8 million for the six months ended June 30, 2005 compared to net cash used in investing activities of $16.4 million during the same period in 2004. The net cash provided by investing activities during 2005 was primarily due to proceeds of $26.9 million for the sale of substantially all of our enterprise customer base to TelePacific during the first quarter of 2005. The net cash used in investing activities during 2004 was primarily due to purchases of short-term investments.

Net cash used in financing activities was $40.3 million in the six months ended June 30, 2005 compared to $0.1 million for the same period in 2004. The net cash used in financing activities during 2005 was primarily due to the prepayment of the Senior Secured Note with proceeds from the sale of the enterprise customer base of $26.9 million and cash on hand of $13.8 million during the first quarter of 2005.

Cash requirements. The telecommunications service business is capital intensive. Our operations have required the expenditure of substantial amounts of cash for the design, acquisition, construction and implementation of our network. We continue to seek further ways to enhance our infrastructure in 2005 and beyond. As a result of various capital projects and our business plan, as currently contemplated, we currently anticipate making capital expenditures, excluding acquisitions, of approximately $7.5 million for the next 12 months. However, if management deems it to be prudent, capital expenditures may increase an additional $5.0 million over the next 12 months, the actual cost of capital expenditures will depend on a variety of factors. Accordingly, our actual capital requirements may exceed, or fall below, the amount described above.

Under the TSA with TelePacific we are obligated, among other things, to provide certain transition services to TelePacific at our estimated cost. The estimated costs to be reimbursed to us include network related and administrative support services, which are provided exclusively to TelePacific. TelePacific’s obligation to pay us for circuit and usage costs during the initial 12 month transition period is limited to $10.5 million, and TelePacific received a $2.0 million credit against the total amount to be billed. We believe that the $8.5 million of reimbursed circuit and usage costs is adequate to cover the estimated network related costs based upon our understanding of TelePacific’s transition plan. However if the number or timing of customers transitioned off our network by TelePacific changes significantly from our understanding, we may incur additional expenses that will not be reimbursed by TelePacific. The TSA is for a one-year period subject to extension for two additional three-month periods.

We anticipate that future cash requirements associated with the separation plan due to the sale of substantially all of our enterprise customers will be approximately $0.1 million, the timing of which is contingent upon the actual termination date of the remaining employees. We anticipate that the majority of the employees associated with this separation plan will leave their positions by the end of 2005. The final cash payment to be recorded against this reserve is expected to occur in March 2006. However, should TelePacific exercise its option to extend the term of the TSA, we may incur additional employee termination benefit costs and the timing of our final cash payments under the restructuring plan would be extended.

During the normal course of business, we may enter into agreements with some suppliers, which allow these suppliers to have equipment or inventory available for purchase based upon criteria as defined by us. As of June 30, 2005, we did not have any material future purchase commitments to purchase equipment from any of our vendors.

Debt outstanding. At June 30, 2005 and December 31, 2004 long-term debt and capital lease obligations consist of the following:

	June 30,	December 31,
	2005	2004
	(unaudited)	(unaudited)
	(Dollars in thousands)
Senior Notes	$36,102	$36,102
Senior Secured Note	-	24,500
Capital lease obligations	877	1,285
Notes payable	6,690	6,040
Less current portion of notes payable and capital leases	(3,396)	(2,889)
	$40,273	$65,038

  The Senior Notes, of which there is $36.1 million in principal amount outstanding at June 30, 2005, bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009.

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

In May 2005, we entered into a secured borrowing arrangement with Merrill Lynch Capital pursuant to which we borrowed $1.9 million at a fixed rate of 8.6%. The principal and accrued interest shall be payable in 36 consecutive monthly installments commencing July 1, 2005. We have the option to prepay the outstanding balance after 18 months but prior to 24 months subject to a premium of 3%, and if paid thereafter, accompanied by a premium of 1%. The borrowing arrangement is secured by telecommunications switching and computer equipment. As of June 30, 2005, the principal balance of $1.9 million is included under Notes payable in the above table.

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

• anticipated capital expenditures ranging from approximately $7.5 million to $12.5 million; and

• capital lease payments (including interest) of approximately $0.5 million.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Since the payoff of our Senior Secured Note on March 11, 2005, our remaining debt carries fixed interest rates. Therefore, we are not exposed to changes in interest rates associated with our debt as of June 30, 2005.

We are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. Approximately half of our investments are in cash equivalents with original maturities of less than three months and the other half are in short-term investments with maturities of less than 12 months. A hypothetical 1% decrease in short-term interest rates would reduce the annualized pretax interest income on our $25.5 million cash, cash equivalents and short-term investments at June 30, 2005 by approximately $0.3 million.

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

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. It should be recognized that the design of any system of controls is based upon certain assumptions about the scope of the tasks to be performed and the environment in which the tasks are to be performed. As such, the Company's internal controls provide the Company with a reasonable assurance of achieving their intended effect.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

    See Note 8 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q and “Management's Discussion and Analysis of Financial Condition and Results of Operations—Introduction” for a description of certain legal proceedings involving the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

    The Company’s Annual Meeting of Shareholders was held on June 21, 2005 and considered the following proposals:

The first proposal was to elect eight directors to hold office for a term of one year. Votes cast were as follows:

	Votes cast (thousands)	Percentage of total votes cast

Wallace W. Griffin
For	31,432	97.9%
Withheld	669	2.1
	32,101	100.0%
Henry R. Carabelli
For	31,423	97.9%
Withheld	678	2.1
	32,101	100.0%
David G. Chandler
For	31,463	98.0%
Withheld	638	2.0
	32,101	100.0%
Jerry L. Johnson
For	31,308	97.5%
Withheld	793	2.5
	32,101	100.0%
John K. La Rue
For	31,287	97.5%
Withheld	814	2.5
	32,101	100.0%
Samuel A. Plum
For	31,455	98.0%
Withheld	646	2.0
	32,101	100.0%
Thomas A. Munro
For	31,298	97.5%
Withheld	803	2.5
	32,101	100.0%
Timothy A. Samples
For	31,462	98.0%
Withheld	639	2.0
	32,101	100.0%

The second proposal was the approval of an amendment to the Company’s bylaws authorizing the Company’s Board of Directors to (a) establish the size of the board and (b) divide the board members into either two or three classes if and when the Company is qualified as a listed company under California law. This proposal did not pass, as it required a majority of the issued and outstanding shares voting in favor of the proposal. Broker non-votes counted as votes against the proposal. Votes cast were as follows:

	Non-Vote (thousands)	Votes cast (thousands)	Percentage of total votes cast
For	-	12,907	40.2%
Against	-	2,164	6.7
Abstain	-	53	0.2
Broker	16,977	-	52.9
	16,977	15,124	100.0%

ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibits

10.72
Dial Access Services Agreement between the Company and Qwest Communications Corporation dated January 31, 2002 (certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).

10.73
Amendment No. 1 to the Dial Access Services Agreement between the Company and Qwest Communications Corporation dated June 28, 2002 (certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).

10.74
Amendment No. 2 to the Dial Access Services Agreement between the Company and Qwest Communications Corporation dated January 1, 2003 (certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).

10.75
Amendment No. 3 to the Dial Access Services Agreement between the Company and Qwest Communications Corporation dated May 21, 2003 (certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).

10.76	Amendment No. 4 to the Dial Access Services Agreement between the Company and Qwest Communications Corporation dated July 18, 2004.

10.77
Amendment No. 5 to the Dial Access Services Agreement between the Company and Qwest Communications Corporation dated May 17, 2005 (certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).

10.78	Term loan and security agreement, dated May 27, 2005, between the Company and Merrill Lynch Capital.

10.79	Collateral installment note, dated May 27, 2005, between the Company and Merrill Lynch Capital.

31.1	Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by H. Ravi Brar, Chief Financial Officer and Vice President of Human Resources pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by H. Ravi Brar, Chief Financial Officer and Vice President of Human Resources pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Note: ITEMS 2 and 3 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2005.

PAC-WEST TELECOMM, INC.

/s/ Henry R. Carabelli
_____________________________
Henry R. Carabelli
President and Chief Executive Officer

/s/ H. Ravi Brar
______________________________
H. Ravi Brar
Chief Financial Officer and Vice President of Human Resources