Form 10-Q
period 2005-09-30
PAC-WEST TELECOMM INC
filed 2005-11-14
CIK 1071598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of October 31, 2005, the Company had an aggregate of 37,142,236 shares of common stock issued and outstanding.

PAC-WEST TELECOMM, INC.
Report on Form 10-Q for the Quarterly Period Ended September 30, 2005
Table of Contents

Part I.	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets
	September 30, 2005 and December 31, 2004	3
	Condensed Consolidated Statements of Operations and Comprehensive Income/
	Loss - Three and nine months ended September 30, 2005 and 2004	4
	Condensed Consolidated Statements of Cash Flows - Nine
	months ended September 30, 2005 and 2004	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 6.	Exhibits	25
Signatures		26

PART I
ITEM 1. FINANCIAL STATEMENTS

PAC-WEST TELECOMM, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands except share and per share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$ 16,952	$ 32,265
Short-term investments	7,005	10,501
Trade accounts receivable, net of allowances of
$166 and $366 at September 30, 2005 and
December 31, 2004, respectively	8,519	12,277
Receivable from transition service agreement	2,181	-
Prepaid expenses and other current assets	4,874	5,813
Total current assets	39,531	60,856
Property and equipment, net	36,769	43,413
Other assets, net	1,145	2,783
Total assets	$ 77,445	$ 107,052

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 6,401	$ 5,684
Current obligations under notes payable and capital leases	3,468	2,889
Accrued interest	812	2,208
Other accrued liabilities	7,819	13,291
Total current liabilities	18,500	24,072
Senior Notes	36,102	36,102
Notes payable and capital leases, less current portion	3,271	28,936
Other liabilities, net	155	353
Total liabilities	58,028	89,463

Commitments and Contingencies (Note 8)
Stockholders' Equity:
Preferred stock, no par value, 600,000 shares authorized; none
issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares
authorized, 37,141,986 and 36,792,426 shares issued
and outstanding at September 30, 2005 and December 31,
2004, respectively	37	37
Additional paid-in capital	191,275	204,540
Accumulated deficit	(171,411)	(186,309)
Accumulated other comprehensive loss	(63)	(114)
Deferred stock compensation	(421)	(565)
Total stockholders' equity	19,417	17,589
Total liabilities and stockholders' equity	$ 77,445	$ 107,052

See notes to unaudited condensed consolidated financial statements

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss)
(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$ 22,383	$ 31,652	$ 72,383	$ 88,912
Costs and Expenses:
Network expenses (exclusive of depreciation shown separately below)	9,628	8,535	29,901	30,175
Selling, general and administrative	13,006	14,454	40,127	42,984
Reimbursed transition expenses	(4,470)	-	(7,318)	-
Depreciation and amortization	3,365	7,760	10,349	24,975
Restructuring charges	24	124	630	503
Total operating expenses	21,553	30,873	73,689	98,637
Income (loss) from operations	830	779	(1,306)	(9,725)

Interest expense, net	1,091	3,073	5,198	8,852
Other expense, net	216	833	154	817
Gain on sale of enterprise customer base	(267)	-	(24,132)	-
Loss on extinguishment of debt	-	-	2,138	-
(Loss) income before income taxes	(210)	(3,127)	15,336	(19,394)
Income tax (benefit) expense	(84)	-	438	3
Net (loss) income	$ (126)	$ (3,127)	$ 14,898	$ (19,397)

Basic income (loss) per share	$ (0.00)	$ (0.09)	$ 0.40	$ (0.53)
Diluted income (loss) per share	$ (0.00)	$ (0.09)	$ 0.38	$ (0.53)

Weighted Average Shares Outstanding:
Basic	37,132	36,618	36,958	36,686
Diluted	37,132	36,618	38,718	36,686

Comprehensive (Loss) Income:
Net (loss) income	$ (126)	$ (3,127)	$ 14,898	$ (19,397)
Unrealized gains (losses) on investments	31	40	51	(80)
Comprehensive (loss) income	$ (95)	$ (3,087)	$ 14,949	$ (19,477)

See notes to unaudited condensed consolidated financial statements

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)
	Nine Months Ended
	September 30,
	2005	2004
Operating activities:
Net income (loss)	$ 14,898	$ (19,397)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	10,349	24,975
Amortization of deferred financing costs	255	521
Amortization of discount on notes payable	1,262	3,990
Amortization of deferred stock compensation	144	149
Loss on extinguishment of debt	2,138	-
Gain on sale of enterprise customer base	(24,132)	-
Provision for doubtful accounts	172	39
Net loss on disposal of property	187	817
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	964	(1,024)
Increase in receivable from transition service agreement	(2,181)	-
Decrease in prepaid expenses and other current assets	2,507	843
Decrease in other assets	307	345
Increase (decrease) in accounts payable	417	(1,134)
Decrease in accrued interest	(1,116)	(763)
Decrease in income tax payable	(6)	-
Decrease in other current liabilities and other liabilities	(1,197)	(3,565)
Net cash provided by operating activities	4,968	5,796

Investing activities:
Purchase of property and equipment	(6,434)	(5,935)
Proceeds from disposal of property and equipment	99	147
Redemptions (purchase) of short-term investments, net	3,547	(13,057)
Business acquisitions	-	(587)
Proceeds from sale of enterprise customer base	26,953	-
Returned deposits/other associated with the enterprise customer base sale	(3,536)	-
Other	200	-
Net cash provided by (used) in investing activities	20,829	(19,432)

Financing activities:
Repayments of notes payable	(42,766)	(642)
Proceeds from the issuance of common stock	225	64
Principal payments on capital leases	(518)	(2,467)
Net proceeds from borrowing under notes payable	1,949	3,322
Payments for deferred financing costs	-	(246)
Net cash provided by (used) in financing activities	(41,110)	31

Net decrease in cash and cash equivalents	(15,313)	(13,605)
Cash and cash equivalents:
Beginning of period	32,265	34,657
End of period	$ 16,952	$ 21,052

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$ 5,572	$ 5,378
Income taxes	$ 495	$ -

See notes to unaudited condensed consolidated financial statements

PAC-WEST TELECOMM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

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

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (US GAAP) for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods indicated, have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and notes required by US GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2005.

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

2. Sale of Substantially All of the Enterprise Customer Base:

On March 11, 2005, the Company sold substantially all of its enterprise customer base to TelePacific while retaining the Company’s associated network assets, impacting approximately 150 employees. Under the terms of this transaction, TelePacific acquired certain assets, such as property and equipment with a net book value of approximately $3.0 million and other assets of approximately $0.6 million, and assumed certain liabilities of approximately $0.7 million, in exchange for $26.9 million in cash. As a result, the Company recorded a gain of $24.0 million from this sale during the first quarter of 2005. Subsequent to the first quarter of 2005, the Company recorded a net gain of $0.1 million for adjustments associated with this sale and an amendment to the Asset Purchase Agreement (APA) as discussed below.

In addition on March 11, 2005, the Company entered into a Transition Service Agreement (TSA) with TelePacific that, among other things, obligates it to provide certain transition services to TelePacific at its estimated cost for a one-year period subject to extension for two additional three-month periods. The estimated costs to be reimbursed to the Company include network related and administrative support services which are provided exclusively to TelePacific. According to the TSA, TelePacific received a $2.0 million credit against the total amount to be billed that occurred during the second quarter of 2005. During the third quarter of 2005, the Company and TelePacific entered into an amendment to resolve certain disputed matters arising out of the APA and to amend and modify the TSA. The TSA amendment included, among other things, a credit to TelePacific of up to $0.5 million during the fourth quarter of 2005 against future estimated costs to be reimbursed to the Company, and the elimination of a cap of $10.5 million for certain types of network related services for which TelePacific is obligated to reimburse the Company during the initial 12 month transition period.

For the three and nine months ended September 30, 2005, the Company recorded reimbursed transition expenses of $4.5 million and $7.3 million, respectively, in accordance with the TSA. The amounts are recorded as a reduction to costs and expenses on a separate line item in the condensed consolidated statements of operations. Costs billed under the TSA are based upon estimated costs to the Company, and the Company anticipates that no profit will be recognized on the services performed under the TSA. The enterprise services are provided by the same network assets and maintained and operated by the same employee base as other services provided by the Company until TelePacific can transition the enterprise customer base onto its own network. As such, the Company’s common network services or expenses cannot be segregated based upon the services provided and therefore the estimated costs have primarily been billed based upon a fixed fee per type of service or transaction. Due to the inseparability of the Company’s network, the absence of identifiable shared costs, and as no network assets were sold to TelePacific, the Company determined the assets sold did not constitute discontinued operations.

As of September 30, 2005, the Company had receivables of approximately $2.2 million related to the TSA and approximately $1.4 million related to the sale of substantially all of the enterprise customers to TelePacific. The receivable from TelePacific related to the enterprise customers is included in prepaid expenses and other current assets in the condensed consolidated balance sheet.

3. Stock Based Compensation:

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for its stock based compensation plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to disclose pro forma information regarding options granted to its employees based on specified valuation techniques that produce estimated compensation charges. If compensation expense for our stock-based compensation plans had been determined in accordance with the fair value as prescribed in SFAS No. 123, the Company's net (loss) income per share would have been as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(Dollars in thousands except per share amounts)

Net (loss) income as reported	$ (126)	$ (3,127)	$ 14,898	$ (19,397)
Total stock-based employee compensation included in
reported net (loss) income, net of tax	48	54	140	149
Total stock-based employee compensation determined
under the fair value based method, net of tax	(168)	(176)	(442)	(1,310)

Pro forma	$ (246)	$ (3,249)	$ 14,596	$ (20,558)

Basic net income (loss) per common share:
As reported	$ (0.00)	$ (0.09)	$ 0.40	$ (0.53)
Pro forma	$ (0.01)	$ (0.09)	$ 0.39	$ (0.56)
Diluted net income (loss) per common share:
As reported	$ (0.00)	$ (0.09)	$ 0.38	$ (0.53)
Pro forma	$ (0.01)	$ (0.09)	$ 0.38	$ (0.56)

For the quarter ended September 30, 2005, potential common stock was antidilutive, as it decreased the net loss per share. Accordingly, 1,181,326 shares were excluded from the diluted net loss per share calculation for the quarter ended September 30, 2005. For the three and nine month periods ended September 30, 2004, potential common stock was antidilutive, as it decreased the net loss per share. Accordingly, 972,853 and 1,600,640 shares were excluded from the diluted net loss per share calculation for the three and nine months ended September 30, 2004, respectively.

The Company uses the Black-Scholes option-pricing model to derive the theoretical fair value of employee stock option grants. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in the periods ended September 30, 2005 and 2004, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Risk-free interest rate	3.93%	3.26%	3.84%	3.06%
Expected volatility	106%	110%	106%	112%
Expected dividend yield	-	-	-	-
Expected life	4 years	4 years	4 years	4 years
Fair value of options granted	$ 0.64	$ 0.65	$ 0.90	$ 1.10

4. Concentration of Customers and Suppliers:

For the three and nine months ended September 30, 2005 and 2004, the Company had the following concentrations of revenues and operation costs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Largest customers: Percentage of total
revenues

Customer 1	25.2%	32.8%	23.8%	23.3%
Customer 2	14.3%	14.8%	17.4%	17.3%

Largest supplier: Percentage of network expenses	60.2%	50.3%	45.9%	40.1%

During each of the comparison periods, no other customer accounted for more than 10% of total revenues. Customer 1 represented 19% of trade accounts receivable as of September 30, 2005 and 12% of trade accounts receivable at December 31, 2004. No other customer represented more than 10% of trade accounts receivable. The Company’s largest source of operating costs was from one incumbent local exchange carrier (ILEC) for each of the comparison periods.

5. Restructuring Charges:

2001 and 2002 Restructuring Plans

A summary of the activity for the nine months ended September 30, 2005 pertaining to the Company's 2001 and 2002 restructuring plans, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004, consist of the following:

	Restructuring	Additional		Restructuring
	Liability	Restructuring		Liability
	as of	Expense	Cash	as of
	Dec. 31, 2004	Incurred	Payments	September 30, 2005
(Dollars in thousands)
Rent expense for vacated premises	$ 2,464	$ 46	$ (476)	$ 2,034

The amount of the reserve for vacated premises is equal to the monthly lease payment of the unoccupied space, less any estimated sublease income, multiplied by the remaining months on the lease. In regards to the Colorado facility, no sublease income was estimated due to the specialized nature of the facility. During the nine months ended September 30, 2005, the Company recorded additional restructuring charges of approximately $46,000 due to increased common area operating expenses at the Colorado facility. The final cash payment to be recorded against the restructuring reserve is currently expected to occur in March 2010.

2005 Restructuring Plan

The Company has recorded restructuring charges in connection with the completion of the sale of substantially all of its enterprise customer base to TelePacific on March 11, 2005, primarily consisting of employee separation costs. Of the approximately 150 employees affected by the sale to TelePacific, an estimated 80 employees have been or will be involuntarily terminated. As of September 30, 2005, approximately 70 employees had been involuntarily terminated. The final cash payment to be recorded against the 2005 restructuring reserve is expected to occur in March 2006. However, should TelePacific exercise its option to extend the term of the TSA, the Company may incur additional employee termination benefit costs and the timing of the Company’s final cash payments under the 2005 restructuring plan would also be extended.

The costs incurred in connection with the restructuring plan are comprised of benefits to employees who were or will be involuntarily terminated and costs related to rent expense for vacated premises. These costs are included in restructuring charges in the accompanying condensed consolidated statements of operations and comprehensive income (loss). During the nine months ended September 30, 2005, costs incurred for employee termination benefits for approximately 85 employees amounted to $540,000 and costs incurred for vacated premises totaled $44,000. During the third quarter of 2005, the Company recorded additional costs incurred for employee termination benefits of $13,000 and additional costs incurred for vacated premises of approximately $11,000.

The Company anticipates total cash payments for employee termination benefits, which is contingent upon the actual termination date of the remaining employees, and rent expense for vacated premises, which ended in October 2005, to be approximately $549,000 and $52,000, respectively. However, should TelePacific exercise its option to extend the term of the TSA, the Company may incur additional employee termination benefit costs.

A summary of the restructuring expenses and the associated liability pertaining to the Company's 2005 restructuring plan, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2005, consist of the following:

	Restructuring	Additional		Restructuring
	Liability	Restructuring		Liability
	as of	Expense	Cash	as of
	Dec. 31, 2004	Incurred	Payments	September 30, 2005
(Dollars in thousands)
One-time employee termination benefits	$ -	$ 540	$ (475)	$ 65
Rent expense for vacated premises	-	44	(44)	-
	$ -	$ 584	$ (519)	$ 65

6. Income Taxes:

The Company's effective income tax rate for the quarters ended September 30, 2005 and 2004 was 40.0% and 0.0%, respectively, and was 2.9% and 0.0%, for the nine months ended September 30, 2005 and 2004, respectively. The Company anticipates using its available tax net operating losses to offset the majority of any income tax owed on the gain from the sale of substantially all of its enterprise customer base to TelePacific. As of September 30, 2005, income taxes payable was $0.0 million.

7. Other Comprehensive Income (Loss):

For the quarters ended September 30, 2005 and 2004, there was $31,000 and $40,000, respectively, of other comprehensive income pertaining to net unrealized investment gains (losses) on available-for-sale marketable securities. For the nine months ended September 30, 2005 and 2004, there was $51,000 and $(80,000), respectively, of other comprehensive income (loss) pertaining to net unrealized investment gains (losses) on available-for-sale marketable securities.

8. Commitments and Contingencies:

From time to time, the Company is subject to audits with various tax authorities that arise during the normal course of business. During the third quarter of 2005, the Company received two tax assessments arising from audits. Subsequent to the third quarter of 2005, the Company filed appeals against both assessments. The Company believes resolutions to various tax audits that the Company may be involved with in the normal course of business will not materially harm its business, financial condition or results of operations.

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
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(Dollars in thousands)
Revenues	$ 218	$ 419	$ 751	$ 1,176
Revenues as a percentage of total revenues	1.0%	1.3%	1.0%	1.3%
Security monitoring costs	$ 7	$ 8	$ 26	$ 26
Oakland property rent payments	$ 88	$ 87	$ 265	$ 273

At September 30, 2005 and December 31, 2004 the Company had no amounts receivable from Bay Alarm. All expenses paid to Bay Alarm are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

10. Debt and interest expense, net:

At September 30, 2005 and December 31, 2004, long-term debt and capital lease obligations consist of the following:

	September 30,	December 31,
	2005	2004
	(unaudited)
	(Dollars in thousands)
Senior Notes	$ 36,102	$ 36,102
Senior Secured Note, net of discount of $16,134	-	24,500
Capital lease obligations	765	1,285
Notes payable	5,974	6,040
Less current portion of notes payable and capital leases	(3,468)	(2,889)
	$ 39,373	$ 65,038

The Senior Notes of which there is $36.1 million in principal amount outstanding at September 30, 2005, mature on February 1, 2009 and bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009.

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

During the second quarter of 2004, the Company entered into a secured financing arrangement with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., pursuant to which the Company may borrow up to an aggregate amount of $10.0 million, subject to certain conditions. This financing arrangement was structured in a manner that provides for multiple credit facilities up to an aggregate of $10.0 million with each facility having separate closing dates and repayment schedules. Additional borrowing under this secured financing arrangement expired on December 31, 2004. The principal and accrued interest of each facility shall be payable in 36 equal monthly installments. The Company has the option to prepay the outstanding facility after 18 months subject to a maximum premium of 3% of the outstanding facility. Interest on each facility was fixed at 5% plus the 3-year swap rate, as published by Bloomberg Professional Services, determined two business days prior to the closing date of each facility. During the second and third quarters of 2004, the Company had borrowed a total of approximately $5.4 million under the Merrill Lynch Capital financing arrangement under two credit facilities both with interest rates of 8.6%. The Company used the proceeds of this financing arrangement to acquire new telecommunication switch and related equipment, which secure borrowings under this financing arrangement. As of September 30, 2005, the principal balance was $3.3 million and is included under Notes payable in the above table.

In May 2005, the Company entered into a secured borrowing arrangement with Merrill Lynch Capital pursuant to which the Company borrowed $1.9 million at a fixed rate of 8.6%. The principal and accrued interest shall be payable in 36 consecutive monthly installments commencing July 1, 2005. The Company has the option to prepay the outstanding balance after 18 months but prior to 24 months subject to a premium of 3%, and if paid thereafter, accompanied by a premium of 1%. The borrowing arrangement is secured by telecommunications switching and computer equipment. As of September 30, 2005, the principal balance of $1.8 million is included under Notes payable in the above table.

In May 2004, the Company completed financing agreements for various network equipment with Cisco Systems, Inc. These financing agreements were comprised of $1.4 million of equipment capital leases and a $1.6 million note payable exchanged for a 36-month maintenance services agreement. As of September 30, 2005, the principal of the capital lease was $0.8 million and is included under Capital lease obligations in the above table. As of September 30, 2005, the balance of the note payable was $0.9 million and is included under Notes payable in the above table.

Interest expense, net for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Interest on Senior Notes	$ 1,218	$ 1,218	$ 3,655	$ 3,668
Accreted discount on Senior Secured Note	-	1,412	1,262	3,990
Amortization of deferred financing costs	50	182	255	521
Other interest expense	5	379	524	926
Less interest income	(182)	(118)	(498)	(253)
Interest expense, net	$ 1,091	$ 3,073	$ 5,198	$ 8,852

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

12. Preferred Stock Purchase Rights

On August 30, 2005, the Company created a series of 600,000 shares of preferred stock, without par value, designated as Series A Junior Participating Preferred Stock (the “Preferred Stock”) and adopted a rights agreement (the “Rights Agreement”) with Wachovia Bank, National Association, as rights agent. Under the Rights Agreement, each common shareholder receives one right to purchase one one-hundredth of a share of the Preferred Stock for each share of common stock owned by the shareholder. Holders of the Rights are entitled to purchase for $8.00 one one-hundredth of one share of the Company’s Preferred Stock in certain limited circumstances involving acquisitions of, or offers for, 15 percent or more of the Company’s common stock. After any such acquisition is completed, each Right entitles its holder to purchase for $8.00 an amount of common stock of the Company, or in certain circumstances securities of the acquirer, having a then current market value of two times the exercise price of the Right. In connection with the Rights Agreement, each one-hundredth of one share of the Preferred Stock will generally be afforded economic rights similar to one share of the Company’s common stock. Prior to the acquisition by a person or group of a 15% or more beneficial interest in the common stock, the Rights are redeemable for $0.0001 per Right, subject to adjustment. The Rights will expire on August 30, 2015 unless they are earlier redeemed, exercised or exchanged by the Company.

13. Subsequent Event

On November 9, 2005, the Company entered into a Loan and Security Agreement (Loan Agreement) with Comerica Bank (Bank), which provides for up to $5,000,000 of revolving advances and up to $15,000,000 of term loans.

The Loan Agreement provides for the Bank to make revolving advances to the Company not to exceed the lesser of $5,000,000 or 80% of its eligible accounts receivable until November 9, 2007, at which time all revolving loans are immediately due and payable. The Loan Agreement also provides for the Bank to make one or more term loans to the Company in two tranches, Tranche A and Tranche B, which shall be used to finance capital expenditures and acquisitions and/or to refinance the Senior Notes due in 2009. The term loans made pursuant to the Loan Agreement shall not exceed $15,000,000 in the aggregate, and shall also not exceed the following limitations: (1) 100% of the invoice amount of capital expenditures on equipment approved by the Bank from time to time to be purchased by the Company, excluding software, taxes, shipping, warranty charges, freight discounts and installation expense (collectively, “Soft Costs”); (2) $4,500,000 toward the invoice amount of aggregate Soft Costs (in the case of (1) and (2), which the Company shall, in any case, have purchased or expended since June 1, 2005); (3) $5,000,000 toward the purchase of the Senior Notes; and (4) $5,000,000 in the aggregate at any time for strategic acquisitions. Any such term loans made through June 9, 2006 may be made as Tranche A term loans. After June 9, 2006, no further Tranche A term loans shall be made, and any such terms loans outstanding under Tranche A on June 9, 2006 shall be payable in thirty-one (31) equal monthly installments of principal, plus all accrued interest, beginning on July 1, 2006 until paid in full. Term loans made from June 9, 2006 to January 9, 2007 shall be made as Tranche B term loans. After January 9, 2007, no further Tranche B term loans shall be made, and any such term loans outstanding under Tranche B on January 9, 2007 shall be payable in twenty-four (24) equal monthly installments of principal, plus all accrued interest, beginning on February 1, 2007 until December 31, 2008, at which time all term loans shall be immediately due and payable.

Rates for borrowing under the Loan Agreement are based, at the Company’s election, on an interest rate tied to a Eurodollar rate or the Bank’s prime rate. With respect to Eurodollar loans, the rate is 2.75% above Eurodollar for revolving advances and 3.25% above Eurodollar for term loans. With respect to prime rate loans, the rate is equal to the Bank’s prime rate for revolving advances and 0.5% above the Bank’s prime rate for term loans.

The Loan Agreement is secured by substantially all of the Company’s personal property. The Loan Agreement contains usual and customary events of default for facilities of this nature and provides that upon the occurrence of an event of default, the Bank may, among other things, accelerate the payment of all amounts payable under the Loan Agreement and cease to advance money or extend credit. Under the terms of the Loan Agreement, the Company is also required to maintain certain financial and restrictive covenants which limit, among other things, its ability to incur additional indebtedness, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain capital expenditures. Borrowing under the Loan Agreement is subject to receipt of specified regulatory approvals and the satisfaction of other customary conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks. In this Quarterly Report on Form 10-Q, our use of the words "outlook," "expect," "anticipate," "estimate," "forecast," "project," "likely," "objective," "plan," "designed," "goal," "target," and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important risk factors that are described in our Annual Report on Form 10-K for the period ended December 31, 2004, as filed with the SEC on March 30, 2005, which may be revised or supplemented in subsequent reports filed by us with the SEC. Such risk factors include, but are not limited to our level of indebtedness; an inability to generate sufficient cash to service our indebtedness; regulatory and legal uncertainty with respect to intercarrier compensation payments received by us; the migration to broadband Internet access affecting dial-up Internet access; the loss of key executive officers could negatively impact our business prospects; an increase in our network expenses; migration of our enterprise customer base to U.S. TelePacific Corp. occurring sooner or later than contemplated; and our principal competitors for local services and potential additional competitors have advantages that may adversely affect our ability to compete with them.

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

We announced in October 2005 the first phase of a planned national expansion beginning in early 2006, to offer our full suite of voice over Internet protocol (VoIP) and Internet access enabling services in 36 major metropolitan markets, covering more than 50% of the U.S. population. We are positioning ourselves as a key player in the SP space with a focus on expansion through enabling others to become voice service providers. This planned expansion will provide a nationwide, single source platform that seamlessly bridges the public switched telephone network (PSTN) and the Internet targeted at VoIP providers, wireless broadband providers, ISPs, carriers and other Next Generation service providers. We are in the business of enabling any company to become a custom phone company. In addition, this planned expansion is anticipated to increase our market share of dial-up Internet services. While we expect that the majority of dial-up Internet service will migrate to broadband over time, it is a large target market and we remain focused on serving the needs of our customers.

We built and are expanding our facilities-based network to capitalize on the significant growth in Internet usage and in the related demand for local telephone service by SPs. We believe the statewide footprint of our current network, which encompasses all of the major metropolitan areas of California, and the recent planned national expansion, provides us with a competitive advantage over incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs). Our ubiquitous network in California and our current networks and growth in Arizona, Nevada, Oregon, Utah and Washington enable SPs to provide their end-users with access to Internet, paging and other data and voice services, such as VoIP through a local call. We believe the breadth of our product offerings, such as the expansion of our VoiceSource product during 2005, and the structure of our network enables us to generate high network utilization.

In response to our evolving business model, which as described above, is focused on providing communication solutions to other communication providers, on March 11, 2005, we sold substantially all of our enterprise customer base to U.S. TelePacific Corp. (TelePacific) while retaining our associated network assets, impacting approximately 150 employees. Under the terms of this transaction, TelePacific acquired certain assets, such as property and equipment with a net book value of approximately $3.0 million and other assets of approximately $0.6 million, and assumed certain liabilities of approximately $0.7 million, in exchange for $26.9 million in cash. As a result, we recorded a gain of $24.0 million from this sale during the first quarter of 2005. Subsequent to the first quarter of 2005, we recorded a net gain of $0.1 million for adjustments associated with this sale and an amendment to the Asset Purchase Agreement (APA) as discussed below.

In addition on March 11, 2005, we entered into a Transition Service Agreement (TSA) with TelePacific that, among other things, obligates us to provide certain transition services to TelePacific at our estimated cost for a one-year period subject to extension for two additional three-month periods. The estimated costs to be reimbursed to us include network related and administrative support services which are provided exclusively to TelePacific. According to the TSA, TelePacific received a $2.0 million credit against the total amount to be billed that occurred during the second quarter of 2005. During the third quarter of 2005, we entered into an amendment with TelePacific to resolve certain disputed matters arising out of the APA and to amend and modify the TSA. The TSA amendment included, among other things, a credit to TelePacific of up to $0.5 million during the fourth quarter of 2005 against future estimated costs to be reimbursed to us, and the elimination of a cap of $10.5 million for certain types of network related services for which TelePacific is obligated to reimburse us during the initial 12 month transition period.

For the three and nine months ended September 30, 2005, the Company recorded reimbursed transition expenses of $4.5 million and $7.3 million, respectively, in accordance with the TSA. These amounts are recorded as a reduction to costs and expenses on a separate line item in the condensed consolidated statements of operations and comprehensive income (loss). Costs billed under the TSA are based upon estimated costs to us, and we anticipate that no profit will be recognized on the services performed under the TSA. The enterprise services are provided by the same network assets and maintained and operated by the same employee base as other services provided by us until TelePacific can transition the enterprise customer base onto its own network. As such, our common network services or expenses cannot be segregated based upon the services provided and therefore the estimated costs have primarily been billed based upon a fixed fee per type of service or transaction. Due to the inseparability of our network, the absence of identifiable shared costs, and as no network assets were sold to TelePacific, we determined the assets sold did not constitute discontinued operations.

In connection with the completion of the sale of substantially all of our enterprise customer base to TelePacific on March 11, 2005, we recorded restructuring charges of approximately $384,000 during the quarter ended March 31, 2005. These charges primarily consist of employee separation costs for approximately 80 employees previously associated with the enterprise customer base who have been or will be involuntarily terminated, as well as rent expense for vacated premises. As of September 30, 2005, approximately 70 employees had been involuntarily terminated. Subsequent to the first quarter of 2005, additional costs of approximately $200,000 were incurred for employee termination benefits and costs incurred for vacated premises. We anticipate that future cash requirements associated with the separation plan will be approximately $0.1 million, the timing of which is contingent upon the actual termination date of the remaining employees. The final cash payment to be recorded against this reserve is expected to occur in March 2006. However, should TelePacific exercise its option to extend the term of the TSA, we may incur additional employee termination benefit costs and the timing of our final cash payments under the restructuring plan would be extended.

The following table shows our financial performance for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Total revenue	$ 22,383	$ 31,652	$ 72,383	$ 88,912
Net (loss) income	$ (126)	$ (3,127)	$ 14,898	$ (19,397)
(Loss) income per share diluted	$ (0.00)	$ (0.09)	$ 0.38	$ (0.53)

We derive our revenues from monthly recurring charges, usage charges and amortization of initial non-recurring charges. Since the sale of substantially all of the enterprise customer base on March 11, 2005, we provide services primarily to SP customers. Monthly recurring charges include the fees paid by customers for lines in service and additional features on those lines, as well as equipment collocation services. Usage charges consist of fees paid by end users for each call made, fees paid by our customers as intercarrier compensation for completion of their customers' calls through our network, and access charges paid by carriers for long distance traffic terminated on our network. Initial non-recurring charges consist of fees paid by end users for the installation of our service. These payments and related costs are recognized as revenue and expense ratably over the term of the service contracts, which is generally 24 to 36 months. We recognize revenue when there is persuasive evidence of an arrangement, delivery of the product or performance of the service has occurred, the selling price is fixed or determinable and collectability is reasonably assured.

We have carrier customers who pay us to terminate their originating call traffic on our network. These payments consist of meet point access charges, third party transit traffic and intercarrier compensation payments, collectively referred to as intercarrier compensation. Intercarrier compensation payments are a function of the number of calls we terminate, the minutes of use associated with such calls and the rates at which we are compensated by the carriers originating the calls. Intercarrier compensation payments have historically been a significant portion of our revenues but the intercarrier payments are not currently a targeted customer. Intercarrier compensation payments accounted for approximately 39.6% and 28.8% of our total revenues for the nine months ended September 30, 2005 and 2004, respectively. Although the rate at which we believe we will be compensated by the carriers in 2005 is expected to be consistent with 2004, the sale of our enterprise customer base to TelePacific may affect the percentage of total revenues represented by intercarrier compensation in 2005. The failure, for any reason, of one or more carriers from which we ordinarily receive intercarrier compensation payments to make all or a significant portion of such payments would adversely affect our financial results.

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

On October 20, 2004, we filed a formal complaint with the California Public Utilities Commission ("CPUC") against AT&T.  In the complaint proceeding, we alleged that AT&T owed us over $7.0 million for traffic terminated by us on behalf of AT&T, plus late payment fees.  On September 19, 2005, the presiding hearing officer released a decision granting our complaint in all regards, except for our claim for late payment fees.  On October 19, 2005, AT&T filed an appeal with the CPUC, claiming the decision was in error.  We filed a simultaneous appeal with the CPUC, asking for approval of late payment fees.  The CPUC has not established a schedule for resolving the appeals, affecting the timing, and potentially the collectability of these amounts.

As technology continues to evolve with the corresponding development of new products and services, there is no guarantee we will retain our customers with our existing product and service offerings or with any new products or services we may develop in the future. Traditional dial-up access to the Internet, although a mature technology, remains a large target market for us. Major segments of this market may experience migration to broadband access technologies where available and competitively priced. While we remain focused on serving the needs of our customers who provide dial-up access to their end-users, with the evolution of new technologies many new Internet protocol (IP) applications are now available, such as VoIP, which have presented us with new product development and sales opportunities. We are developing and overlaying new products and services that take advantage of these new technologies to further increase the utilization of our network and expect our planned national expansion will present additional sales opportunities.

Competition in the communication services market has resulted in the consolidation of companies in our industry, a trend we expect to continue. In order to grow our business and better serve our customers, we continue to consider new business strategies, such as our planned national expansion, and including, but not limited to, potential acquisitions, partnerships, or new business services. We believe that the statewide footprint of our network, which encompasses all of the major metropolitan areas of California, and our planned expansion, provides us with a significant competitive advantage that will enable us to successfully compete in the future, but we cannot guarantee that we will be able to sustain continued growth.

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

Results of Operations

Quarter Ended September 30, 2005 Compared to the Quarter Ended September 30, 2004

Our significant revenue components and operational metrics for the quarters ended September 30, 2005 and 2004 are as follows:

	Three Months Ended
	September 30,
	2005	2004	% Change
	(unaudited)	(unaudited)
	(Dollars in millions)
Revenues:
Intercarrier compensation	$ 10.8	$ 10.8	0.0%
Direct billings to SP customers	8.3	10.6	(21.7)%
Direct billings to enterprise customers	-	4.9	(100.0)%
Other	3.3	5.4	(38.9)%
Total revenues	$ 22.4	$ 31.7	(29.3)%

Operational metrics:
Minutes of use (in billions)	12.2	11.3	8.0%

Consolidated revenues decreased 29.3% to $22.4 million in the quarter ended September 30, 2005 from $31.7 million during the same period in 2004. The decrease in revenue was primarily the result of a decrease of $4.9 million in direct billings to enterprise customers due to the sale of the enterprise customer base during the first quarter of 2005, in addition to lower direct billings to SP customers and other revenues.

Intercarrier compensation remained constant at $10.8 million for both the quarter ended September 30, 2005 and the same period in 2004. Although total intercarrier revenues remained constant, 2004 revenues were reduced due to payments that were withheld resulting from an interpretation of a FCC ISP order that introduced artificial annual growth limits on compensable minutes of use subject to intercarrier compensation based on the composition and balance of traffic between carriers. This was primarily offset by more revenues resulting from settlements received in 2004 than in 2005.

Direct billings to SP customers decreased 21.7% to $8.3 million in the quarter ended September 30, 2005 from $10.6 million during the same period in 2004 primarily due to disconnections of lines.

Direct billings to enterprise customers decreased $4.9 million to $0 in the quarter ended September 30, 2005 compared to the same period in 2004 due to the sale of substantially all of our enterprise customer base during the first quarter of 2005.

Other revenues decreased 38.9% to $3.3 million in the quarter ended September 30, 2005 from $5.4 million during the same period in 2004. The decline is principally due to a decrease in outbound local and long distance revenues primarily due to a decrease in minutes of use resulting from the sale of substantially all of our enterprise customer base. As a result of this sale we expect these revenues to continue to decrease in future periods.

Minutes of use increased 8.0% to 12.2 billion in the quarter ended September 30, 2005 compared to 11.3 billion during the same period in 2004 primarily due to an increase in minutes of use from intercarriers.

The significant costs and expenses for the quarters ended September 30, 2005 and 2004 are as follows:

	Three Months Ended
	September 30,
	2005	2004	% Change
	(unaudited)	(unaudited)
	(Dollars in millions)
Costs and expenses:
Network expenses (exclusive of depreciation shown separately below)	$ 9.6	$ 8.5	12.9%
Selling, general and administrative	13.0	14.5	(10.3)%
Reimbursed transition expenses	(4.5)	-	-
Depreciation and amortization	3.4	7.8	(56.4)%
Restructuring charges	-	0.1	(100.0)%
Total costs and expenses	$ 21.5	$ 30.9	(30.4)%

Consolidated network expenses increased 12.9% to $9.6 million in the quarter ended September 30, 2005 compared to $8.5 million during the same period in 2004 primarily due to more negotiated supplier credits in 2004 than in 2005.

Consolidated selling, general and administrative expenses decreased 10.3% to $13.0 million in the quarter ended September 30, 2005 from $14.5 million during the same period in 2004. The decrease was primarily due to the decrease in employees, primarily sales employees, as a result of the sale of the enterprise customer base during the first quarter of 2005.

Reimbursed transition expenses were $4.5 million in the quarter ended September 30, 2005 and no such reimbursed expenses were recorded during the same period in 2004. The reimbursed transition expenses relate to network and administrative services provided to TelePacific in accordance with the TSA. Costs billed under the TSA are based upon estimated costs to us, and we anticipate that no profit will be recognized on the services performed under the TSA. The enterprise services are provided by the same network assets and maintained and operated by the same employee base as other services provided by us until TelePacific can transition the enterprise customer base onto its own network. As such, our common network services or expenses cannot be segregated based upon the services provided and therefore the estimated costs have primarily been billed based upon a fixed fee per type of service or transaction. Due to the inseparability of our network, the absence of identifiable shared costs, and as no network assets were sold to TelePacific, we determined the assets sold did not constitute discontinued operations.

Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on average asset lives, recognition of technological advancements and understanding of business strategy. Consolidated depreciation and amortization expense decreased 56.4% to $3.4 million in the quarter ended September 30, 2005 from $7.8 million during the same period in 2004. The decrease in depreciation and amortization expense was primarily due to recording a non-cash asset impairment charge of $54.6 million for our tangible assets during the fourth quarter of 2004. The impairment resulted in a new cost basis for these assets resulting in a reduction of gross property and equipment. As a result, future depreciation expense is expected to be less for the affected assets than in prior years. In addition, as part of the sale of substantially all of our enterprise customer base during the first quarter, we sold property and equipment with a net book value of approximately $3.0 million.

There was $24,000 of restructuring charges recorded in the quarter ended September 30, 2005 as compared to $0.1 million during the same period in 2004. Restructuring charges for the quarter ended September 30, 2005 related primarily to the completion of the sale of substantially all of our enterprise customer base primarily for employee termination benefits and rent expense for vacated premises. We anticipate that future cash requirements associated with the separation plan will be approximately $0.1 million, the timing of which is contingent upon the actual termination date of the remaining employees.  The final cash payment to be recorded against this reserve is expected to occur in March 2006. However, should TelePacific exercise its option to extend the term of the TSA, we may incur additional employee termination benefit costs and the timing of our final cash payments under the restructuring plan would be extended. Restructuring charges were $0.1 million for the quarter ended September 30, 2004. These charges related to adjustments to estimated costs of previously announced restructuring plans, and did not represent new restructuring activities.

Consolidated income from operations remained constant at $0.8 million for both the quarter ended September 30, 2005 and the same period in 2004 primarily due to the factors discussed in the preceding paragraphs.

Consolidated interest expense, net decreased 64.5% to $1.1 million in the quarter ended September 30, 2005 from $3.1 million during the same period in 2004 primarily due to the termination of the discount accretion on the extinguishment of the senior secured note. Interest expense, net is expected to decrease during the remainder of 2005 due to this extinguishment. Our interest expense, net was as follows:

	Three Months Ended
	September 30,
	2005	2004
	(unaudited)	(unaudited)
	(Dollars in thousands)
Interest on Senior Notes	$ 1,218	$ 1,218
Accreted discount on Senior Secured Note	-	1,412
Amortization of deferred financing costs	50	182
Other interest expense	5	379
Less interest income	(182)	(118)
Interest expense, net	$ 1,091	$ 3,073

For the quarters ended September 30, 2005 and 2004, our effective income tax rates were 40.0% and 0.0%, respectively.

Consolidated net loss was $0.1 million in the quarter ended September 30, 2005 compared to a net loss of $3.1 million during the same period in 2004 primarily due to the factors discussed in the preceding paragraphs.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Our significant revenue components and operational metrics for the nine months ended September 30, 2005 and 2004 are as follows:

	Nine Months Ended
	September 30,
	2005	2004	% Change
	(unaudited)	(unaudited)
	(Dollars in millions)
Revenues:
Intercarrier compensation	$ 28.7	$ 25.6	12.1%
Direct billings to SP customers	28.1	32.1	(12.5)%
Direct billings to enterprise customers	4.8	14.5	(66.9)%
Other	10.8	16.7	(35.3)%
Total revenues	$ 72.4	$ 88.9	(18.6)%

Operational metrics:
Minutes of use (in billions)	36.6	32.8	11.6%

Consolidated revenues decreased 18.6% to $72.4 million in the nine months ended September 30, 2005 from $88.9 million during the same period in 2004. The decrease in revenue was primarily the result of a decrease of $9.7 million in direct billings to enterprise customers in addition to lower direct billings to SP customers and other revenues.

Intercarrier compensation increased 12.1% to $28.7 million in the nine months ended September 30, 2005 from $25.6 million during the same period in 2004. This increase was primarily related to increased minutes of use in 2005, and revenues in 2004 were reduced due to payments that were withheld resulting from an interpretation of a FCC ISP order that introduced artificial annual growth limits on compensable minutes of use subject to intercarrier compensation based on the composition and balance of traffic between carriers. This increase was partially offset by more revenues resulting from settlements received in 2004 than in 2005.

Direct billings to SP customers decreased 12.5% to $28.1 million in the nine months ended September 30, 2005 from $32.1 million during the same period in 2004 primarily due to disconnections of lines.

Direct billings to enterprise customers decreased 66.9% to $4.8 million in the nine months ended September 30, 2005 from $14.5 million during the same period in 2004 due to the sale of substantially all of our enterprise customer base during the first quarter of 2005.

Other revenues decreased 35.3% to $10.8 million in the nine months ended September 30, 2005 from $16.7 million during the same period in 2004. The decline is principally due to a decrease in outbound local and long distance revenues primarily due to a decrease in minutes of use resulting from the sale of substantially all of our enterprise customer base in the first quarter of 2005. As a result of this sale we expect these revenues to continue to decrease in future periods.

Minutes of use increased 11.6% to 36.6 billion in the nine months ended September 30, 2005 compared to 32.8 billion during the same period in 2004 primarily due to an increase in minutes of use from intercarriers.

The significant costs and expenses for the nine months ended September 30, 2005 and 2004 are as follows:

	Nine Months Ended
	September 30,
	2005	2004	% Change
	(unaudited)	(unaudited)
	(Dollars in millions)
Costs and expenses:
Network expenses (exclusive of depreciation shown separately below)	$ 29.9	$ 30.2	(1.0)%
Selling, general and administrative	40.1	43.0	(6.7)%
Reimbursed transition expenses	(7.3)	-	-
Depreciation and amortization	10.3	24.9	(58.6)%
Restructuring charges	0.6	0.5	20.0%
Total costs and expenses	$ 73.6	$ 98.6	(25.4)%

Consolidated network expenses decreased 1.0% to $29.9 million in the nine months ended September 30, 2005 from $30.2 million during the same period in 2004 primarily due to network efficiencies, partially offset by more negotiated supplier credits in 2004 than in 2005

Consolidated selling, general and administrative expenses decreased 6.7% to $40.1 million in the nine months ended September 30, 2005 from $43.0 million during the same period in 2004. The decrease was primarily due to the decrease in employees, primarily sales employees, as a result of the sale of the enterprise customer base during the first quarter of 2005.

Reimbursed transition expenses were $7.3 million in the nine months ended September 30, 2005 and no such reimbursed expenses were recorded during the same period in 2004. The reimbursed transition expenses relate to network and administrative services provided to TelePacific in accordance with the TSA. Costs billed under the TSA are based upon estimated costs to us, and we anticipate that no profit will be recognized on the services performed under the TSA. The enterprise services are provided by the same network assets and maintained and operated by the same employee base as other services provided by us until TelePacific can transition the enterprise customer base onto its own network. As such, our common network services or expenses cannot be segregated based upon the services provided and therefore the estimated costs have primarily been billed based upon a fixed fee per type of service or transaction. Due to the inseparability of our network, the absence of identifiable shared costs, and as no network assets were sold to TelePacific, we determined the assets sold did not constitute discontinued operations.

Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on average asset lives, recognition of technological advancements and understanding of business strategy. Consolidated depreciation and amortization expense decreased 58.6% to $10.3 million in the nine months ended September 30, 2005 from $24.9 million during the same period in 2004. The decrease in depreciation and amortization expense was primarily due to recording a non-cash asset impairment charge of $54.6 million for our tangible assets during the fourth quarter of 2004. The impairment resulted in a new cost basis for these assets resulting in a reduction of gross property and equipment. As a result, future depreciation expense is expected to be less for the affected assets than in prior years. In addition, as part of the sale of substantially all of our enterprise customer base during the first quarter, we sold property and equipment with a net book value of approximately $3.0 million.

Restructuring charges were $0.6 million in the nine months ended September 30, 2005 as compared to $0.5 million during the same period in 2004. Restructuring charges for the nine months ended September 30, 2005, related primarily to the completion of the sale of substantially all of our enterprise customer base primarily for employee termination benefits and rent expense for vacated premises. We anticipate that future cash requirements associated with the separation plan will be approximately $0.1 million, the timing of which is contingent upon the actual termination date of the remaining employees.  The final cash payment to be recorded against this reserve is expected to occur in March 2006. However, should TelePacific exercise its option to extend the term of the TSA, we may incur additional employee termination benefit costs and the timing of our final cash payments under the restructuring plan would be extended. Restructuring charges were $0.5 million for the nine months ended September 30, 2004. These charges related to adjustments to estimated costs of previously announced restructuring plans, and did not represent new restructuring activities.

Consolidated loss from operations improved to $1.3 million in the nine months ended September 30, 2005 from $9.7 million during the same period in 2004 primarily due to the factors discussed in the preceding paragraphs.

Consolidated interest expense, net decreased 41.3% to $5.2 million in the nine months ended September 30, 2005 from $8.9 million during the same period in 2004 due to the termination of the discount accretion on the extinguishment of the Senior Secured Note. Interest expense, net is expected to decrease during the remainder of 2005 due to this extinguishment. Our interest expense, net was as follows:

	Nine Months Ended
	September 30,
	2005	2004
	(unaudited)	(unaudited)
	(Dollars in thousands)
Interest on Senior Notes	$ 3,655	$ 3,668
Accreted discount on Senior Secured Note	1,262	3,990
Amortization of deferred financing costs	255	521
Other interest expense	524	926
Less interest income	(498)	(253)
Interest expense, net	$ 5,198	$ 8,852

During the nine months ended September 30, 2005, we recorded a gain of $24.1 million from the sale of substantially all of our enterprise customer base that occurred during the first quarter of 2005.

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

For the nine months ended September 30, 2005 and 2004, our effective income tax rate was 2.9% and 0%, respectively.

Consolidated net income was $14.9 million in the nine months ended September 30, 2005 compared to a net loss of $19.4 million during the same period in 2004 primarily due to a $24.1 million gain related to the sale of the enterprise customer base in addition to the items noted in the preceding paragraphs.

Quarterly Operating and Statistical Data:

The following tables summarize the unaudited results of operations as a percentage of revenues for the three and nine months ended September 30, 2005 and 2004. The following data should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated Statements of Operations
Data:

Revenue	100.0%	100.0%	100.0%	100.0%
Network expenses (exclusive of depreciation shown separately below)	43.0%	27.0%	41.3%	33.9%
Selling, general and administrative expenses	58.1%	45.7%	55.4%	48.3%
Reimbursed transition expenses	(20.0)%	-%	(10.1)%	-%
Depreciation and amortization expenses	15.0%	24.5%	14.3%	28.1%
Income (loss) from operations	3.7%	2.5%	(1.8)%	(10.9)%
Net income (loss)	(0.6)%	(9.9)%	20.6%	(21.8)%

The following table sets forth unaudited statistical data for each of the specified quarters of 2005 and 2004. The operating and statistical data for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	2005			2004
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ports equipped	1,054,848	1,052,400	1,052,400	1,052,400	998,400
Quarterly minutes of use
switched (in billions)	12.2	12.2	12.2	11.9	11.3
Capital additions
(in thousands)	$ 3,259	$ 1,575	$ 1,600	$ 1,205	$ 1,758
Employees	273	248	250	373	392

Liquidity and Capital Resources:

Sources and use of cash. At September 30, 2005 cash and short term investments decreased $18.8 million to $24.0 million from $42.8 million at December 31, 2004. The decrease was primarily due to the prepayment of the $40.0 million Senior Secured Note (including all outstanding principal and accrued and unpaid interest) with cash on hand and proceeds of $26.9 million from the sale of substantially all of the enterprise customer base to TelePacific.

Net cash provided by operating activities was $5.0 million for the nine months ended September 30, 2005 compared to $5.8 million in the same period in 2004. The decrease was primarily due to decreased revenues in 2005 as compared to 2004 related to the sale of our enterprise customer base during the first quarter of 2005. Lower network and selling and general administrative expenses for the period ended September 30, 2005 compared to the same period in 2004 offset a portion of this revenue decrease.

Net cash provided by investing activities was $20.8 million for the nine months ended September 30, 2005 compared to net cash used in investing activities of $19.4 million during the same period in 2004. The net cash provided by investing activities during 2005 was primarily due to proceeds of $26.9 million from the sale of substantially all of our enterprise customer base to TelePacific during the first quarter of 2005. The net cash used in investing activities during 2004 was primarily due to purchases of short-term investments.

Net cash used in financing activities was $41.1 million in the nine months ended September 30, 2005 compared to net cash provided by of $31,000 for the same period in 2004. The net cash used in financing activities during 2005 was primarily due to the prepayment of the Senior Secured Note with proceeds from the sale of the enterprise customer base of $26.9 million and cash on hand of $13.8 million during the first quarter of 2005.

Cash requirements. The telecommunications service business is capital intensive. Our operations have required the expenditure of substantial amounts of cash for the design, acquisition, construction and implementation of our network. We continue to seek further ways to enhance our infrastructure in 2005 and beyond. As a result of various capital projects and our business plan, as currently contemplated, we currently anticipate making capital expenditures, excluding acquisitions, of approximately $25 million for the next 12 months. However the actual cost of capital expenditures will depend on a variety of factors. Accordingly, our actual capital requirements may exceed, or fall below, the amount described above.

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

During the normal course of business, we may enter into agreements with some suppliers, which allow these suppliers to have equipment or inventory available for purchase based upon criteria as defined by us. As of September 30, 2005, we did not have any material future purchase commitments to purchase equipment from any of our vendors.

Debt outstanding. At September 30, 2005 and December 31, 2004 long-term debt and capital lease obligations consist of the following:

	September 30,	December 31,
	2005	2004
	(unaudited)
	(Dollars in thousands)
Senior Notes	$ 36,102	$ 36,102
Senior Secured Note, net of discount of $16,134	-	24,500
Capital lease obligations	765	1,285
Notes payable	5,974	6,040
Less current portion of notes payable and capital leases	(3,468)	(2,889)
	$ 39,373	$ 65,038

The Senior Notes, of which there is $36.1 million in principal amount outstanding at September 30, 2005, bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009.

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

In May 2005, we entered into a secured borrowing arrangement with Merrill Lynch Capital pursuant to which we borrowed $1.9 million at a fixed rate of 8.6%. The principal and accrued interest are payable in 36 consecutive monthly installments which commenced July 1, 2005. We have the option to prepay the outstanding balance after 18 months but prior to 24 months subject to a premium of 3%, and if paid thereafter, accompanied by a premium of 1%. The borrowing arrangement is secured by telecommunications switching and computer equipment. As of September 30, 2005, the principal balance of $1.8 million is included under Notes payable in the above table.

Recent borrowing arrangement.  On November 9, 2005, we entered into a Loan and Security Agreement (Loan Agreement) with Comerica Bank (Bank), which provides for up to $5,000,000 of revolving advances and up to $15,000,000 of term loans.

The Loan Agreement provides for the Bank to make revolving advances to us not to exceed the lesser of $5,000,000 or 80% of our eligible accounts receivable until November 9, 2007, at which time all revolving loans are immediately due and payable. The Loan Agreement also provides for the Bank to make one or more term loans to us in two tranches, Tranche A and Tranche B, which shall be used to finance capital expenditures and acquisitions and/or to refinance our Senior Notes due in 2009. The term loans made pursuant to the Loan Agreement shall not exceed $15,000,000 in the aggregate, and shall also not exceed the following limitations: (1) 100% of the invoice amount of capital expenditures on equipment approved by the Bank from time to time to be purchased by us, excluding software, taxes, shipping, warranty charges, freight discounts and installation expense (collectively, “Soft Costs”); (2) $4,500,000 toward the invoice amount of aggregate Soft Costs (in the case of (1) and (2), which we shall, in any case, have purchased or expended since June 1, 2005); (3) $5,000,000 toward the purchase of the Senior Notes; and (4) $5,000,000 in the aggregate at any time for strategic acquisitions. Any such term loans made through June 9, 2006 may be made as Tranche A term loans. After June 9, 2006, no further Tranche A term loans shall be made, and any such terms loans outstanding under Tranche A on June 9, 2006 shall be payable in thirty-one (31) equal monthly installments of principal, plus all accrued interest, beginning on July 1, 2006 until paid in full. Term loans made from June 9, 2006 to January 9, 2007 shall be made as Tranche B term loans. After January 9, 2007, no further Tranche B term loans shall be made, and any such term loans outstanding under Tranche B on January 9, 2007 shall be payable in twenty-four (24) equal monthly installments of principal, plus all accrued interest, beginning on February 1, 2007 until December 31, 2008, at which time all term loans shall be immediately due and payable.

Rates for borrowing under the Loan Agreement are based, at our election, on an interest rate tied to a Eurodollar rate or the Bank’s prime rate. With respect to Eurodollar loans, the rate is 2.75% above Eurodollar for revolving advances and 3.25% above Eurodollar for term loans. With respect to prime rate loans, the rate is equal to the Bank’s prime rate for revolving advances and 0.5% above the Bank’s prime rate for term loans.

The Loan Agreement is secured by substantially all of our personal property. The Loan Agreement contains usual and customary events of default for facilities of this nature and provides that upon the occurrence of an event of default, the Bank may, among other things, accelerate the payment of all amounts payable under the Loan Agreement and cease to advance money or extend credit. Under the terms of the Loan Agreement, we are also required to maintain certain financial and restrictive covenants which limit, among other things, our ability to incur additional indebtedness, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain capital expenditures. Borrowing under the Loan Agreement is subject to receipt of specified regulatory approvals and the satisfaction of other customary conditions.

Future uses and sources of cash. Our principal sources of funds for the remainder of 2005 are anticipated to be current cash and short-term investment balances and cash flows from operating activities. We believe that these funds and the recent Loan Agreement will provide us with sufficient liquidity and capital resources to fund our business plan for the next 12 months. No assurance can be given, however, that this will be the case. We may also seek to obtain leases or additional lines of credit to provide necessary funds. There can be no assurance that additional lines of credit or leases will be made available to us on terms that we find acceptable. As currently contemplated, we expect to fund, among other things:

• interest payments of approximately $5 million on Senior Notes and other notes;

• anticipated capital expenditures of approximately $25.0 million; and

• other note payable and capital lease interest payments of approximately $0.5 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Since the payoff of our Senior Secured Note on March 11, 2005, our remaining debt carries fixed interest rates. Therefore, we are not exposed to changes in interest rates associated with our debt as of September 30, 2005.

We are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. Approximately one-third of our investments are in cash equivalents with original maturities of less than three months and the other two-thirds are in short-term investments with maturities of less than 12 months. A hypothetical 1% decrease in short-term interest rates would reduce the annualized pretax interest income on our $24.0 million cash, cash equivalents and short-term investments at September 30, 2005 by approximately $0.2 million.

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

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. It should be recognized that the design of any system of controls is based upon certain assumptions about the scope of the tasks to be performed and the environment in which the tasks are to be performed. As such, the Company's internal controls provide the Company with a reasonable assurance of achieving their intended effect.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 8 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q and “Management's Discussion and Analysis of Financial Condition and Results of Operations- Introduction” for a description of certain legal proceedings involving the Company.

ITEM 6. Exhibits

Exhibits

    10.80       Agreement and amendment dated October 6, 2005 to (i) Asset Purchase Agreement, made as of December 17, 2004, as amended and (ii) Transition Services Agreement, made December 17, 2004 (certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2005.

PAC-WEST TELECOMM, INC.

/s/ Henry R. Carabelli
_____________________________
Henry R. Carabelli
President and Chief Executive Officer

/s/ H. Ravi Brar
______________________________
H. Ravi Brar
Chief Financial Officer and Vice President of Human Resources