Form 10-K
period 2005-12-31
PAC-WEST TELECOMM INC
filed 2006-03-29
CIK 1071598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, $0.001 par value
(and associated Preferred Share Purchase Rights)
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐        No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐        No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐        No ☑
     At June 30, 2005 the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2005 of $1.03 as reported by the Nasdaq Stock Market, was approximately $23.0 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2006, the registrant had outstanding 37,205,405 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of Pac-West Telecomm, Inc.’s Proxy Statement, to be delivered to its shareholders in connection with its Annual Meeting of Shareholders to be held June 14, 2006, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated by reference into portions of Item 5 of Part II and Items 10 through 14 of Part III of this Annual Report on Form 10-K.

PAC-WEST TELECOMM, INC.
2005 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business
      The terms “the Company,” “Pac-West,” “we,” “our,” “us,” and similar terms as used in this Form 10-K, refer to Pac-West Telecomm, Inc.
Our Company
      We were incorporated in May 1996 in the State of California. Our predecessor (also known as Pac-West Telecomm, Inc.), which transferred its telephone division to our Company effective September 30, 1996, began offering long distance service in 1982, and local service in 1996, in California. We are an independent provider of integrated communication solutions that enable communication providers to use our network and services as an alternative to building and maintaining their own network. Our customers currently include Internet service providers (ISP), Voice over Internet Protocol (VoIP) providers, other enhanced communication service providers (ESPs) and other direct providers of communication services to business or residential end-users, collectively referred to as service providers (SPs).
      We announced in October 2005 the first phase of a planned national expansion, which is expected to begin in early 2006. Under our expansion plan, we intend to offer our full suite of VoIP and Internet access enabling services in 36 major metropolitan markets, covering more than 50% of the U.S. population. We are positioning ourselves as a key player in the SP space with a focus on expansion through enabling others to become communication service providers. This planned expansion is designed to provide a nationwide, single source platform that seamlessly bridges circuit-switching and packet-switching targeted at VoIP providers, wireless broadband providers, ISPs, carriers and other Next Generation service providers. We are in the business of enabling any company to become a custom phone company. In addition, this planned expansion is anticipated to increase our market share of dial-up Internet services. While we expect that the majority of dial-up Internet service will migrate to broadband over time, it is a large target market and we remain focused on serving the needs of our customers.
      We announced in January 2006 a strategic alliance with VeriSign, Inc. to provide services that enable communications providers to offer converged IP, voice and data communications. The alliance contemplates that VeriSign will facilitate us with back office and database services including Calling Party Name, Local Number Portability, E911 related database updating, SS7 and provisioning services. Further it is expected that we will contribute voice and data network services such as trunking, switching, E911 selective router trunking and IP transport. Our strategic alliance with VeriSign is expected to enhance our national expansion plans and strategy of being a single source for converged solutions offered by VoIP, wireless, broadband and other service providers, allowing both companies to drive adoption of next-generation applications.
      We built and are expanding our facilities-based network to capitalize on the significant growth in Internet usage and in the related demand for local telephone service by SPs. We believe the statewide footprint of our network, which encompasses all of the major metropolitan areas of California, and the planned national expansion, provides us with a competitive advantage over incumbent local exchange carriers (ILECs), and competitive local exchange carriers (CLECs). Our existing network in California, Arizona, Nevada, Oregon, Utah and Washington, enable SPs to provide their end-users with access to the Internet, and other data and voice services, such as VoIP, through a local call. We believe the breadth of our product offerings, such as the expansion of our VoiceSource product suite, during 2005, and the structure of our network enables us to generate high network utilization.
      In connection with our transition to a business model based upon enabling other communication service providers, on March 11, 2005, we sold substantially all of our enterprise customer base to U.S. TelePacific Corp. (TelePacific) while retaining our associated network assets. Under the terms of this transaction, TelePacific acquired certain assets, such as property and equipment with a net book value of approximately $3.0 million and other assets of approximately $0.6 million, and assumed certain liabilities of approximately $0.7 million, in exchange for $27.0 million in cash. As a result, we recorded a gain of $24.0 million from this sale during the first quarter of 2005. Subsequent to the first quarter of 2005, we recorded a net gain of

$0.1 million for adjustments associated with this sale and an amendment to the Asset Purchase Agreement (APA) as discussed below.
      In addition, on March 11, 2005, we entered into a Transition Service Agreement (TSA) with TelePacific that, among other things, obligates us to provide certain transition services to TelePacific at our estimated cost for a one-year period subject to extension for two additional three-month periods. The estimated costs to be reimbursed to us include network related and administrative support services which are provided exclusively to TelePacific and were capped at $10.5 million. In accordance with the TSA, TelePacific received a $2.0 million credit against the total amount to be billed that occurred during the second quarter of 2005. Due to the inseparability of our network, the absence of identifiable shared costs, and as no network assets were sold to TelePacific, we determined the assets sold did not constitute discontinued operations. During the third quarter of 2005, we entered into an amendment with TelePacific to resolve certain disputed matters arising out of the APA and to amend and modify the TSA. The TSA amendment included, among other things, a credit to TelePacific of up to $0.5 million during the fourth quarter of 2005 against future transition service costs to be reimbursed to us, and the elimination of the $10.5 million cap. During January 2006, TelePacific exercised their first option to extend the transition period for an additional three months. This will extend the TSA transition period to June 12, 2006.
Markets
      We believe increased demand for access to the Internet, the desire for one-stop integrated communication services by SPs and end-users and new communications technologies such as VoIP continue to present significant growth opportunities for us.
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
      In 2004, we launched PSTN On Ramp as the first in a series of offerings that enables the rapid delivery of next generation services. PSTN On Ramp provides SPs and other communication companies, such as VoIP providers, local telephone numbers and call origination and termination by interconnecting through our network to the PSTN. In 2005 we launched the full VoiceSource suite of products, which includes PSTN On Ramp, PSTN On Ramp with Networks Database Services (NDS) and Driver’s Seat, and Intelligent Foreign Exchange (IFEX). VoiceSource provides a single source for the key components required to deliver IP-based local phone service, including local telephone numbers, access to the PSTN, and the ability to update end-user information in industry databases such as E911 and directory listing services so these providers do not have to invest in extensive internal infrastructure and systems.
      With the sale of our enterprise customer base to TelePacific in March 2005, we no longer focus our efforts on directly serving the enterprise market, but rather on serving communication providers, who in turn may serve the enterprise market. Communication providers such as SPs, cable television companies, wireless carriers and other organizations, which desire access to the PSTN for their enterprise and residential end-users, are able to use our network. This enables communication providers to avoid the cost of building and maintaining their own network to meet their end-user needs. We believe that we provide a more comprehensive and cost-effective alternative to using the ILECs’ networks. In addition, we believe that this approach to serving the enterprise market is more efficient for us than serving the enterprise market directly.
Network
      We built our facilities-based network to capitalize on the significant growth in demand for Internet access and data and voice communications in addition to the increasing demands of enterprise businesses for customized, integrated communications services. We use a “smart-build” strategy, building and owning intelligent components of our network while leasing circuits, services and bandwidth from other carriers. We believe that this strategy provides us with significant cost and time-to-market advantages over competitors that own both their switches and access networks. By owning our switches, we can configure our network to provide high performance, high reliability and cost-effective solutions for our customers’ needs. By leasing our transport lines, we can reduce up-front capital expenditures, rapidly respond to increased demand, and provide low-cost redundancy. In addition to leasing our transport lines, we have an Indefeasible Right of Use (IRU) agreement, which expires in 2020 with a purchase option for dedicated fiber optics circuits of OC-48 capacity connecting the major metropolitan areas within California, which are high volume markets for us.
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
      As of December 31, 2005, we had an installed capacity of more than 1 million ports.
      Switching Platform. We currently own and operate eleven Alcatel digital tandem switches in or near Los Angeles (three switches), Oakland (three switches) and Stockton (two switches), California with one switch each in Las Vegas, Nevada, Phoenix, Arizona and Seattle, Washington, and one Tekelec 9000 Digital Switching System tandem/end office (Next Gen Switch) in Los Angeles. An additional Tekelec 9000 switch was delivered in early 2006 to our new switch location in New York for evaluation. Under terms of the field trial agreement with Tekelec, we have 90 days to evaluate the switch performance and the option to purchase the switch at the end of the evaluation period. Our intent is to purchase this switch subsequent to the evaluation period. Although the Alcatel switches we use are no longer in production, on-going maintenance and support for our switches is still provided to us by Alcatel. Our tandem switches have high call carrying capacity and multiple path call routing capabilities. Tandem switches are ideally suited for handling the high call volumes and long duration times involved in serving SP customers. Our switching platforms combined with the intelligence of our customized call processing software and adjunct processors enable us to:

•	deploy features and functions quickly throughout our entire network;

•	expand switch and transport capacity in a cost-effective, demand-based manner; and

•	our Next Gen Switch supports leading edge products and interfaces, such as Session Initiation Protocol (SIP).
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

      Interconnection. We have established interconnection agreements (ICAs) with certain ILECs. The Telecommunications Act of 1996 requires ILECs to enter into ICAs with CLECs and other competitors and requires state Public Utilities Commissions (PUCs) to arbitrate such agreements if the parties cannot reach agreement. The ICAs govern, among other items, intercarrier compensation agreements for the exchange of local and local toll calls between the parties. We are in the process of extending our ICAs and entering into new ICAs in connection with the national expansion plan. We presently have interconnection agreements with:

•	Pacific Bell Telephone Co., d/b/a AT&T California (AT&T);

•	Verizon California, Inc. (Verizon);

•	Citizens Telecommunication Company of California, Inc.;

•	SureWest Telephone in California;

•	Central Telephone Company (d/b/a Sprint of Nevada);

•	Cox California Telcom, LLC;

•	Mpower Communications Corp. in California;

•	AT&T Wireless Services, Inc. in California;

•	Nevada Bell Telephone Co., d/b/a AT&T Nevada;

•	U.S. West Communications, Inc. (Qwest) in Washington, Oregon, and Utah;

•	Qwest Corporation in Colorado and Idaho;

•	GTE Northwest, Inc. (Verizon) in Washington and Oregon;

•	U.S. West Communications, Inc. (Qwest) in Arizona;

•	Sprint Spectrum L.P (network-wide);

•	BellSouth Telecommunications, Inc. in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, and Tennessee;

•	Verizon Florida, Inc. in Florida;

•	Southwestern Bell Telephone, L.P. d/b/a AT&T Kansas in Kansas;

•	Verizon Maryland, Inc. in Maryland;

•	Verizon New Jersey, Inc. in New Jersey;

•	Verizon New York, Inc. in New York;

•	Verizon Pennsylvania, Inc., and Verizon North, Inc., in Pennsylvania;

•	Verizon Rhode Island, Inc. in Rhode Island;

•	Southwestern Bell Telephone, L.P. d/b/a AT&T Texas in Texas;

•	Verizon Washington DC, Inc. for the District of Columbia; and

•	Wisconsin Bell, Inc. d/b/a AT&T Wisconsin and Verizon North, Inc. in Wisconsin
      As described below under “— Significant Relationships,” we derive a significant portion of our revenues from intercarrier compensation payments under ICAs. In addition, as described below under “— Regulation,” intercarrier compensation payments and the terms of the ICAs are regularly the subject of disputes among the parties to such agreements.

Strategy
      We have positioned ourselves as a high-value, independent provider of integrated communications solutions that enable SPs to use our network and services as an alternative to building and maintaining their own network. We believe that providing superior levels of customer service and network reliability with a competitive cost structure is key to continuing to attract and retain customers. In addition, we are committed to reducing our expenses and offering value-added support services that enable our customers to be more successful in serving their end-users. Our goal is to build on our momentum by pursuing the following initiatives:
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
      Grow the SP base through sales and services. We are a leading provider of dial-up Internet access in our target markets. In California, for example, we believe we provide our SP customers with the underlying infrastructure utilized by over 20% of the state’s dial-up Internet subscribers. While the demand for Internet access in our target markets continues to grow, migration to broadband Internet access where available and competitively priced has resulted in a slowing of dial-up Internet access in recent years. In spite of this market environment, we have continued to achieve growth in minutes of use primarily due to what we believe is our superior value proposition created by our coverage and service reliability. We anticipate opportunities to serve existing and new SP customers across our footprint, particularly in connection with our planned national expansion. Furthermore, in order to inspire loyalty and to increase usage across our network, we provided new service options to assist our SP customers with identifying operational improvements. These new options provide new revenue opportunities for our SP customers to sell to their retail customers.
      Enable our customers to serve their end-users. We believe our customers need technologically advanced communications systems along with high quality bundled local, long distance, data and other enhanced services and/or innovative new services such as VoIP to meet the growing demand for advanced communication services by their end-users. We believe our expertise in designing and implementing network infrastructure and support services allow our customers to avoid the cost of building and maintaining their own network to meet their end-user needs. Federal Communications Commission (FCC) annual reports indicate that the ILECs have a dominant share of the market in most telecommunication markets in California. We believe that we provide a more comprehensive and cost-effective alternative to using the ILECs’ networks. We intend to continue our efforts to become an enabler of integrated communications services so our customers may provide innovative and competitive offerings to their end-users.
      Develop or acquire the next market opportunity. We are constantly exploring methods of entering new markets and providing new services. An example, is our VoiceSource suite of products, which provides a single source for the key components required to deliver IP-based local phone service, including local telephone numbers, access to the PSTN, and the ability to update end-user information in industry databases such as 911 and directory listing so these providers do not have to invest in extensive internal infrastructure and systems. As we roll out our national expansion plan we plan to offer products such as managed modems, IFEX and PSTN On Ramp.
      Upgrade our infrastructure. We have built one of the most comprehensive and reliable networks in California. We carry over 120 million minutes of voice and data traffic per day and an estimated 20% of the dial-up Internet traffic in California. Through our SP customers, millions of people rely on us every day to access the Internet and other voice and data services through a local dial-up number. Network reliability is critical to our customers. In December 2004, we deployed our first Next Gen Switch. This marked the beginning of Pac-West’s planned multi-year transition to a packet-based switching platform. In early 2006, we received a Tekelec 9000 switch in New York for evaluation, which is scheduled to be purchased in early 2006. This second Next Gen Switch is designed to provide functionality across our expanded nationwide footprint. In addition to cost savings, capacity expansion and the ability to deliver new services with Class 4/5 functionality, the Next Gen Switch supports a “cap-and-grow” model, enabling us to quickly and easily add capacity as needed. We continue to seek further ways to enhance our infrastructure during 2006 and beyond.
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
      High-Volume Multi-Rate Center Local Service. This service offers our customers the ability to establish local points of presence (POPs) throughout our network with minimal capital investment, which dramatically expands their coverage; while at the same time reduces their overall costs.
      VoiceSource. In 2005, we began to offer our full VoiceSource suite of products, which includes PSTN On Ramp, PSTN On Ramp with NDS and Driver’s Seat, and IFEX, to provide a single source for the key components required to deliver IP-based local phone service, including local telephone numbers, access to the PSTN, and the ability to update end-user information in industry databases such as E911 and directory listing services without investing in extensive internal infrastructure and systems.

•	PSTN On Ramp. In 2004, we launched PSTN On Ramp as the first service in a series of offerings that will enable the rapid delivery of next generation services. These services expand our service offerings to the existing customer base, as well as reach new customer segments. Targeted at sub segments of the ESP market, this offering attracts carriers and providers of enhanced services such as unified messaging, calling cards, conferencing, Fax over IP, and VoIP. PSTN On Ramp provides local telephone numbers and call origination and termination between these service providers and the PSTN through cost effective interconnection to our network. PSTN On Ramp is a component of VoiceSource.

•	IFEX. In 2005, we launched IFEX. IFEX is targeted at communications providers, such as calling card companies, IP-based service providers, and other enhanced service providers looking to originate and terminate high volumes of traffic in our Western U.S. footprint. IFEX enables these customers to quickly and cost- effectively reach new Western US markets by establishing a local presence in multiple foreign exchange areas, and delivering calls to and from customers served by those exchanges. IFEX is a component of VoiceSource.

•	PSTN On Ramp with NDS and Driver’s Seat. Provides the three key components needed to deliver IP-based local phone service including PSTN On Ramp, the ability to update industry databases such as E911, Number Portability, 411/directory listing, caller name and line information, toll-free routing and the ability to manage these from an online portal.
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
      Customer and Technical Service. We believe that our ability to consistently deliver superior customer and technical service is a key factor in acquiring new customers and maximizing retention of existing customers. We have developed a customer service strategy designed to effectively meet the service requirements of our target customers. A dedicated account manager is provided to each strategic account. The assigned account managers for these customer provides the first line of customer service by identifying and resolving any customer concerns through real time problem identification and resolution. Our experienced engineers also support our account managers and technical staff and are available to meet customer requests as needed.
Customers
      We focus on providing integrated communications services to SPs, many of which are communications-intensive users. SP customers offer Internet access, unified messaging platforms, pre-paid platforms, fax mail services, voice mail services and VoIP to their end-users. The characteristics of this market segment offer us the potential to increase our billed minutes of use and improve the utilization of our network resources.
      SP revenues do not include intercarrier compensation. Intercarrier compensation consists of revenues earned by terminating calls on our network sent to us by other telecommunication carriers and long distance services, dedicated transport services and transit traffic. Intercarrier compensation payments are a function of the number of calls we process, the minutes of use associated with such calls and the rates at which the associated carriers compensate us. As described below under “— Significant Relationships,” intercarrier compensation payments have historically been a significant portion of our revenues.

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

Significant Relationships
      Intercarrier compensation payments from ILECs accounted for 40.4%, 32.1%, and 35.0% of our total revenues for the years ended December 31, 2005, 2004, and 2003, respectively. Intercarrier compensation payments recorded as revenue in 2005 include payments received for settlements in connection with disputes over previously withheld intercarrier compensation payments, which amounted to $2.2 million, or 2.4%, of our total 2005 revenue. The revenues from these ILECs are the result of ICAs we have entered into with them that provide for the transport and termination of local telecommunication traffic. Intercarrier compensation payments are currently an important source of revenue for us, and as a result, the failure, for any reason, of one or more ILECs from which we receive intercarrier compensation payments to make all or a significant portion of such payments in the future could adversely affect our financial condition. Intercarrier compensation payments are a function of the number of calls we terminate, the minutes of use associated with such calls and the rates at which we are compensated by ILECs. Further details relating to the regulatory issues associated with intercarrier compensation are further discussed in “— Regulation” below.
      Revenues from our three largest customers provided the following percentage of total revenues for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003

AT&T	24.8%	21.1%	21.8%
Verizon	9.2%	3.9%	10.6%
Qwest	17.2%	17.6%	17.1%
      No other entities accounted for more than 10% of our total revenues for these periods.
      AT&T, previously known as SBC, from whom we receive the largest amount of intercarrier compensation, is also our largest source of operating costs, accounting for 45.2%, 40.3% and 37.3% of our network expenses for the years ended December 31, 2005, 2004 and 2003, respectively.
Competition
      The telecommunications industry is both highly price competitive and dominated by the ILECs who enjoy the benefit of significant market share earned over a time when there was no possibility of competition in the marketplace. Recently announced mergers and acquisitions and regulatory actions are factors tending to increase ILEC market influence. In this environment, we believe that the principal competitive factors differentiating our business from other vendors will be customer service, network reliability, billing accuracy, pricing levels and policies, and, a unique range of products and service offerings tailored to customer needs and rapidly changing market conditions. Our ability to compete effectively will depend upon our continued ability to rapidly respond to changing market requirements by delivery of high quality, value added, services at prices which are in accordance with accepted market rates. We believe that our ability to provide exceptional customer service in tandem with our unique western U.S. footprint and our planned national expansion will differentiate us in the marketplace. Many of our current and potential competitors have financial, personnel, and other resources, including brand name recognition, substantially greater than ours as well as other competitive advantages over us. Although we must be in a position to reduce our prices, if necessary, to meet rate reductions by our competitors, any such reductions could adversely affect us.
      Incumbent Local Exchange Carriers. We compete with the ILECs serving each of the markets we target, such as AT&T and Verizon in California, and Qwest Communications International Inc. (Qwest) in Arizona, Oregon, and Washington. In addition, we expect that we will compete with ILECs in each of the markets we enter as part of our planned national expansion. Some ILECs in our territory, including Verizon and AT&T in California, and Qwest in Washington, are offering Internet access services to their local telephone customers. We believe ILECs will attempt to further entrench their market share by capitalizing on their strong regional brand names and through the use of extensive advertising campaigns, targeted primarily to the residential and enterprise segment. For more information regarding our relationships with ILECs, please refer to discussion below in “— Regulation.”
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
      Competitive Access Carriers/ Competitive Local Exchange Carriers/ Other Market Entrants. We also face, and expect to continue to face, competition from other current and potential market entrants, including CLECS, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users. In addition, a renewed trend toward consolidation as a result of mergers, acquisitions and strategic alliances in the telecommunications industry could also affect the level of competition we face. Examples of consolidation that may put us at a greater competitive disadvantage include the following recent or pending type of consolidations:

•	Mpower Holding Corporation and ICG Communications customer base

•	XO Communications and Allegiance Telecom

•	SBC Communications, Inc. and AT&T Corporation

•	AT&T Inc. and BellSouth Corporation

•	Verizon Communications Inc. and MCI, Inc.

•	Cingular Wireless and AT&T Wireless

•	Level 3 Communications, Inc. and Sprint Corporation’s wholesale dial Internet access business

•	Level 3 and WilTel

•	Level 3 and Progress Telecom
      The Telecommunications Act of 1996 imposes certain regulatory requirements on all local exchange carriers, including competitors such as ourselves, while granting the FCC expanded authority to reduce the level of regulation applicable to any or all telecommunications carriers, including ILECs. The manner in which these provisions of the Telecommunications Act of 1996 are interpreted, implemented and enforced could have a material adverse effect on our ability to successfully compete against ILECs and other telecommunications service providers. The Telecommunications Act of 1996 is subject to review by the FCC at any time and could change in the near future. Due to the readily available sources of capital during the 1990s, many CLECs and other incumbent carriers built their own networks, including fiber transport capacity, as a key component of their operating plans. This resulted in an excess of network capacity in many areas throughout the U.S. with insufficient traffic volumes to cover the corresponding cost of capital and debt loads that were necessary to build the network infrastructures. Accordingly, some of the companies have not survived or have been forced to reorganize, often through bankruptcy. When these companies reorganize they generally have new, lower cost structures, which often allow them to aggressively price their products, and services, effectively driving down market rates.
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

Federal Regulation
      The FCC regulates interstate and international telecommunications services. We provide service on a common carrier basis. The FCC imposes certain regulations on common carriers such as the regional Bell operating companies that have some degree of market power. The FCC imposes less regulation on common carriers without market power including, to date, CLECs. Among other obligations, common carriers are generally subject to nondiscrimination requirements, as well as certain service reporting requirements. The FCC also requires common carriers to receive authorization to construct and operate telecommunications facilities, and to provide or resell telecommunications services, between the United States and international points.
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
      The FCC, on March 10, 2004, adopted a Notice of Proposed Rulemaking, which will address a variety of issues concerning the regulatory treatment of VoIP telephony. At the same time, the FCC ruled on a petition that dealt with a VoIP service that never used the PSTN, was offered free to members of the service, and did not involve the transport of the calls. The FCC determined the service was not a telecommunications service under the Act. We cannot predict the outcome of these proceedings or other FCC or state proceedings that may affect our operations or impose additional requirements, regulations or charges upon our provision of Internet access and related Internet Protocol-based telephony services.
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

State Regulation: General Framework
      State regulatory agencies have regulatory jurisdiction when Pac-West facilities and services are used to provide intrastate services. A significant portion of our current traffic is classified as intrastate and therefore subject to state regulation. To provide intrastate services, we generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements. We currently have such certificates in the following 35 states, although we do not currently operate in all 35 states: Alabama, Arizona, California, Colorado, District of Columbia, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Massachusetts, Maryland, Michigan, Missouri, Mississippi, North Carolina, New Jersey, New Mexico, Nevada, New York, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Washington, Wisconsin and Virginia (as Pac-West Telecomm of Virginia, Inc. dba Pac-West Telecomm, Inc.). We are currently pending approval in Minnesota.

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

California Regulatory Proceedings and Judicial Appeals
      On October 20, 2004, we filed a formal complaint with the California Public Utilities Commission (“CPUC”) against AT&T. In the complaint proceeding, we alleged that AT&T owed us over $7.0 million for traffic terminated by us on behalf of AT&T, plus late payment fees. On September 19, 2005, the presiding hearing officer released a decision granting our complaint in all regards, except for our claim for late payment fees. On October 19, 2005, AT&T filed an appeal with the CPUC, claiming the decision was in error. We filed a simultaneous appeal with the CPUC, asking for approval of late payment fees. The CPUC has not established a schedule for resolving the appeals, affecting the timing, and potentially the collectibility of these amounts.
      SBC-California, now AT&T, notified us of its election to implement the FCC’s interim rate plan for ISP-bounds calls beginning August 1, 2003. We disputed SBC’s implementation of the FCC plan, and on October 14, 2003 SBC-California filed a Complaint with the CPUC seeking resolution of this issue. Pac-West and SBC reached settlement of these disputes in July 2004.
      On June 12, 2002, Verizon California (Verizon) filed a Petition for Arbitration with the CPUC with respect to unresolved issues in negotiations of a new ICA with us, that would replace the prior agreement, the terms and conditions of which continued in effect until replaced pursuant to an order of the CPUC. On May 22, 2003, the CPUC issued its decision establishing the provisions of the agreement, which resulted from the arbitration. The new three-year agreement establishes the rules under which Pac-West and Verizon can interconnect their networks to allow for the exchange of traffic and the recovery of costs associated with exchanging such traffic. In addition, like the SBC agreement, it includes a new transport charge applicable to a category of telephone calls referred to as “VNXX Calls” and makes the intercarrier compensation rates established by the FCC Plan effective upon the commencement of the term of the new agreement. The terms of the agreement also provide us with incentive to modify our existing network in order to avoid these transport charges. Such modifications have been completed. We expect that intercarrier compensation will continue to represent a significant portion of our revenues in the future although, based on current market conditions, we expect the per minute intercarrier compensation rate will continue to decline from historic rates under interconnection agreements in the future. Furthermore, the policies of the CPUC and other regulatory bodies are subject to change with respect to issues, which affect the economic structure of interconnection agreements in other ways, and these issues can differ from time to time.

Regulatory Legal Proceedings
      In July 2003, Verizon appealed the arbitration decision of the CPUC to Federal District Court, arguing among other things that the FCC Plan intercarrier compensation rates, which are contained in the new agreement but are lower than the comparable rates in the agreement being replaced, should have been made retroactive. We have opposed the relief sought by Verizon, and have challenged the legality of the new transport charges imposed on VNXX traffic. It is not possible to determine the outcome of this proceeding at this time.

Nevada Regulatory Proceedings and Judicial Appeals
      In September 1999, Nevada Bell filed suit in U.S. Federal District Court in Reno to overturn a Public Utilities Commission of Nevada decision requiring Nevada Bell to pay us intercarrier compensation for terminating traffic to Internet service providers. On March 21, 2001, in ruling on cross-motions for summary judgment, the district court vacated the Public Utilities Commission of Nevada decision and remanded the matter to the Public Utilities Commission of Nevada with instructions to redo its analysis regarding intercarrier compensation. We appealed this decision to the United States Court of Appeals for the Ninth Circuit. The Ninth Circuit upheld the district court and the matter has been remanded to the Public Utilities Commission of Nevada. It is not possible to determine the outcome of this proceeding at this time.

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
Employees
      As of December 31, 2005, we had 296 employees. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. None of our employees are currently represented by a collective bargaining agreement. We also believe that we enjoy good relationships with our employees.
Available Information
      Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Investor Relations web site at www.pacwest.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information posted on our web site, www.pacwest.com, is not part of this Annual Report.
Item 1A. Risk Factors
      Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks, and as a result, our actual results may differ materially from those discussed in this report. These uncertainties and risks include, among other things, the uncertainties and risks identified below. You should be aware; however, that the uncertainties and risks described below are not the only uncertainties and risks we are facing or will face in the future. Additional uncertainties and risks not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

We have a substantial amount of indebtedness and are highly leveraged.
      As of December 31, 2005, our long-term debt totaled $43.5 million. We may also incur additional indebtedness in the future to expand and develop our current business and services, make strategic acquisitions and enter new markets. Our substantial indebtedness could, among other things:

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
      On March 11, 2005, we utilized the proceeds from the sale of our enterprise customers to TelePacific, as well as cash on hand, to repay our outstanding $40.0 million Senior Secured Note to Deutsche Bank AG — London (Deutsche Bank), as well as retire the related warrants to purchase up to 26,666,667 shares of our common stock.

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

Migration to broadband Internet access will affect dial-up Internet access.
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
      Intercarrier compensation payments from ILECs accounted for approximately 40.3%, 32.1% and 35.0% of our total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Intercarrier compensation payments are a function of the number of calls we terminate, the minutes of use associated with such calls and the rates at which we are compensated by the ILECs. We believe that under the Telecommunications Act of 1996, other ILECs should have to compensate us when their customers place calls to Internet service providers who are our customers. Our right, to receive this type of compensation is the subject of continual regulatory and legal challenges by the ILECs.

Potential change in the regulation of network neutrality could affect our operations.
      Network neutrality is the concept that network operators provide free and non-discriminatory transport on their networks between the endpoints of the Internet. There were principles that were adopted by the FCC to ensure that broadband networks are widely deployed, open, affordable and accessible to all consumers. Congress and federal regulation agencies are reviewing “network neutrality,” which may be resolved in a manner that strengthens or weakens interconnection rights and obligations for carriers, or leaves the existing rules intact. Weaker interconnection rights may make the environment more difficult for CLECs, including Pac-West.

We may not have sufficient funds available to complete our planned national expansion or otherwise expand our product offerings.
      We may need to make significant capital expenditures in order to complete our planned national expansion or otherwise expand our product offerings. We expect to fund these expenditures through existing resources, through internally generated funds, or through future equity and debt financings. If we are unable to raise sufficient funds, we may have to delay or abandon some of our expenditures or plans for future growth. This could result in underutilization of our established infrastructure, reduced profitability and may negatively affect our ability to compete for and satisfy the demands resulting from the growth and expansion of our customer base.

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
      We believe that a critical component of our success will be the retention of our key executive officers. Henry R. Carabelli, our President and Chief Executive Officer has significant expertise in the telecommunications industry and has been instrumental in establishing and executing our business plan and strategy. The loss of the services of Mr. Carabelli or our other executive officers, including the following officers could adversely affect our business prospects, financial condition and results of operations:

•	H. Ravi Brar, our Chief Financial Officer and Vice President of Human Resources;

•	Todd M. Putnam, our Chief Information Officer;

•	Michael B. Hawn, our Vice President Customer Network Services;

•	Sarita Fernandes, our Vice President Marketing;

•	Eric E. Jacobs, our Vice President, General Manager Service Provider Sales;

•	Michael L. Sarina, our Vice President Finance;

•	John F. Sumpter, our Vice President Regulatory;

•	Robert C. Morrison, our Vice President and General Counsel; and

•	Reid M. Cox, our Vice President of Business Development and Investor Relations.

Future success will depend on the ability to attract and retain highly skilled and qualified employees.
      Due to the telecommunication being a high tech industry we are subject to high employee turnover.

Our need to comply with extensive government regulation can increase our costs and slow our growth.
      Our networks and the provision of telecommunications services are subject to significant regulation at the Federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements might slow our growth and have a material adverse effect upon us. Regulators at both the Federal and state level require us to pay various fees and assessments, file periodic reports, and comply with various rules regarding the contents of our bills, protection of subscriber privacy, service quality and similar matters on an ongoing basis. We cannot provide assurance that the FCC or state commissions will grant required authority or refrain from taking action against us if we are found to have provided services without obtaining the necessary authorizations, or to have violated other requirements of their rules and orders. Regulators or others could challenge our compliance with applicable rules and orders. Such challenges could cause us to incur substantial legal and administrative expenses.

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
      In September 2005, the SEC decided to postpone the compliance date for filing internal control reports by companies not designated as accelerated filers. As discussions are continuing regarding the final implementation deadline of Sarbanes-Oxley Act, the ultimate timing, resources and costs to be incurred by the Company are unknown.

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

Our network expenses could increase if the TelePacific enterprise customer base migration occurs sooner than contemplated in the Transition Service Agreement.
      We have certain commitments and agreements with certain vendors associated with our circuits in which our network expenses could increase if the enterprise customers sold to TelePacific move off of our network sooner than what is contemplated in our Transition Service Agreement.

If we do not interconnect with and maintain efficient working relationships with our primary competitors, the ILECs, our business will be adversely affected.
      Many carriers, including us, have experienced difficulties in working with the ILECs with respect to initiating, interconnecting, and implementing the systems used by these carriers to order and receive unbundled network elements and wholesale services and locating the new carriers’ equipment in the offices of the ILECs. We must coordinate with ILECs so that we can provide local service to customers on a timely and competitive basis. The Telecommunications Act of 1996 created incentives for regional Bell operating companies to cooperate with new carriers and permit access to their facilities by denying such companies the ability to provide in-region long distance services until they have satisfied statutory conditions designed to open their local markets to competition.
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

Our principal competitors, the ILECs, and potential additional competitors, have advantages that may adversely affect our ability to compete with them.
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

We are subject to audits with various tax authorities and may incur liabilities as a result.
      From time to time, we are subject to audits with various tax authorities that arise during the normal course of business which could result in a liability exposure. During the third quarter of 2005, the Company received two tax assessments arising from audits. Subsequent to the third quarter of 2005, the Company filed appeals against both assessments.

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
      On September 15, 2005, we received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying us that the bid price of our common stock had closed below the minimum bid price required for continued inclusion on the Nasdaq Capital Market. The letter further notified us that we will be provided 180 calendar days to regain compliance with the minimum bid price requirement. Compliance may be achieved if the bid price per share of our common stock closes at $1.00 per share or greater for a minimum of 10 consecutive business days. However, Nasdaq has the discretion to require a period in excess of 10 business days before determining that the ability to maintain long-term compliance has been demonstrated. The letter from Nasdaq further stated that, if compliance with the minimum bid price requirement cannot be demonstrated, but we otherwise meet the applicable initial listing requirements, we may qualify for an additional 180 day compliance period. On March 15, 2006, we received a letter from Nasdaq notifying us that we had been granted an additional 180-day compliance period.
      If we do not regain compliance with Nasdaq’s minimum bid price requirement, our common stock could be delisted from the Nasdaq Capital Market, which could reduce the liquidity of the market for our common stock and increase the volatility of the market price of our common stock. As of March 15, 2006, we had not regained compliance with the Nasdaq’s minimum bid price requirement.

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
      We are headquartered in Stockton, California and lease offices and space in a number of locations primarily for business offices and network equipment installations. As of December 31, 2005, we had 18 premise leases. The table below lists our material active facilities as of December 31, 2005:

			Approximate
Location	Use	Lease Expiration	Square Footage

Stockton, CA	Corporate and administrative offices	September 2007	37,292
Stockton, CA	Switching facility	June 2006	33,000
Oakland, CA	Switching facility	November 2008	15,238
Los Angeles, CA	Switching facilities	September 2006	22,185
Las Vegas, NV	Switching facility	October 2009	12,065
Tukwila (Seattle area), WA	Switching facility	December 2009	16,851
Phoenix, AZ	Switching facility	April 2010	12,321
New York, NY	Switching facility	October 2008	630
      We believe that our leased facilities are suitable and adequate to meet our current needs in the markets in which we currently operate. Additional facilities may be required as business in our existing markets grows or facilities may be closed down if they are no longer needed. Each of the leases associated with our material facilities is extendable at our option. The Stockton lease expiring in June 2006 has three two-year renewal options remaining and the other facility leases contain two five-year renewal options, except for Oakland which has one five-year renewal option and New York which expires in October 2008.

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
      On July 10, 2003, a committee of the Company’s board of directors conditionally approved a proposed settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the plaintiff’s complaint. The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers who participated in the negotiation of the settlement together with insurers representing other issuers in the class action case. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. A hearing to consider approval of the settlement by the court overseeing the litigation is scheduled for April 24, 2006.

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

Item 4.	Submission of Matters to a Vote of Security Holders
      None

Item 4A.	Directors and Executive Officers
      The table below sets forth certain information with respect to Pac-West’s current directors and executive officers:

Name	Age	Position(s)

Executive Officers:
Henry R. Carabelli	50	President and Chief Executive Officer
H. Ravi Brar	37	Chief Financial Officer and Vice President of Human Resources
Todd M. Putnam	42	Chief Information Officer
Michael B. Hawn	42	Vice President Customer Network Services
Sarita Fernandes	42	Vice President Marketing
Eric E. Jacobs	35	Vice President, General Manager Service Provider Sales
Reid Cox	40	Vice President Business Development and Investor Relations
Michael L. Sarina	55	Vice President Finance
John F. Sumpter	58	Vice President Regulatory
Robert C. Morrison	59	Vice President and General Counsel

Directors:
Wallace W. Griffin	67	Chairman of the Board of Directors
Henry R. Carabelli	50	President and Chief Executive Officer
David G. Chandler	48	Director
Jerry L. Johnson	58	Director
Thomas A. Munro	49	Director
Samuel A. Plum	61	Director
Timothy A. Samples	48	Director
William H. Davidson	54	Director
Frederick D. Lawrence	57	Director
      The present principal occupations and recent employment history of each of our executive officers and directors listed above are set forth below.
Executive Officers
      Henry R. Carabelli joined Pac-West as President and COO in June 2001. Effective January 1, 2003, Mr. Carabelli became a Director of Pac-West. In July 2003 he also became CEO. Mr. Carabelli has overall responsibility for the operations of the Company. Prior to joining Pac-West and during 2000, Mr. Carabelli was President of @Link Networks, a broadband service provider. Formerly the COO of ICG, a Colorado-based CLEC. Mr. Carabelli brings over 29 years of telecom experience to Pac-West. He joined ICG in 1996 as Executive Vice President of network operations, and served as COO from 1998 to 1999 with responsibility over network engineering, customer care, sales, and installation. Prior to ICG, Mr. Carabelli spent 19 years in management with Ameritech and Michigan Bell. He is also a Director on the San Joaquin Business Council as well as the University of San Francisco Telecommunications Advisory Board.
      H. Ravi Brar joined Pac-West in July 1999 as Vice President of Business Development. He was appointed Vice President of Customer Operations in October 2000, Vice President of Finance and Treasurer in August of 2001, Acting Chief Financial Officer in February of 2002, and Chief Financial Officer in

September 2002. In addition to Chief Financial Officer, Mr. Brar was appointed Vice President of Human Resources in 2004. Mr. Brar has responsibility for the Company’s financial and accounting operations, evaluating strategic growth opportunities, and human resources. Prior to joining Pac-West, Mr. Brar was employed with Xerox Corporation from 1991 to 1999, where he held several senior level business development and financial management positions, including Business Development Manager of Developing Markets Operations in China and Russia, and Area General Manager and Controller of Xerox’s Business Services division in Pittsburgh, PA.
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
      Michael B. Hawn joined Pac-West as Vice President of Customer Network Services in August 2001. Mr. Hawn has end-to-end responsibility over network planning and engineering, service delivery, operations and maintenance. He has over 19 years of telecommunications management experience, including network planning, engineering, service delivery, provisioning, and software development. His former positions include Vice President of National Operations and Vice President of Program Management for @Link Networks, Inc. in Louisville, CO, Vice President of Planning and Engineering for ICG Communications, Inc. in Englewood, CO, and Technical Manager for Lucent Technologies’ Regional Technical Assistance Center (RTAC) in Lisle, IL and Cockeysville, MD.
      Sarita Fernandes joined Pac-West in January 2004 as Director of Product Marketing, Service Provider Markets. She was appointed Vice President of Marketing in November 2005. Ms. Fernandes oversees Pac-West’s strategic marketing, product management, marketing communications, and channel marketing initiatives. Prior to joining Pac-West, Ms. Fernandes held several executive level positions including, Vice President of Marketing and Product Management at ECI Conference Call Services, Vice President of Marketing for National Accounts and Service Provider Markets as well as Vice President/ General Manager of Sales for the Mid-Atlantic Region at Winstar Communications.
      Eric E. Jacobs joined Pac-West in March 2003 and was promoted to Vice President, General Manager of Service Provider Markets in December 2003. He has over ten years of sales management experience in the communications industry. Prior to joining Pac-West, he held positions as Director of Sales for Metromedia Fiber Network and Manager of Corporate Accounts for Nextel Communications, Inc. Mr. Jacobs has leadership over the company’s sales and customer relations teams.
      Reid Cox joined Pac-West in August 2000 as Director of Investor Relations. He was appointed Vice President of Business Development and Investor Relations in November 2005. Mr. Cox oversees Pac-West’s business development, corporate development, and investor relations’ initiatives. Prior to joining Pac-West, Mr. Cox was Founder and President of The Supplier Exchange, LLC, an online global marketplace for finished retail goods. Mr. Cox has performed various roles within the financial community in both Canada and the U.S., from investor relations with the Financial Relations Board, to corporate finance at Loewen Ondaatje McCutcheon, to financial research with Deacon Capital Corporation.
      Michael L. Sarina joined Pac-West in December 2005 as Vice President of Finance. Mr. Sarina has responsibility over accounting, risk management, financial reporting and compliance, and tax and treasury activities. Prior to joining Pac-West Telecomm, Inc., Mr. Sarina was an independent business and financial consultant from 2001 to 2005. Mr. Sarina has held a number of senior level financial and operations positions, including Senior Vice President, CFO, and COO of Mobex Communications Corporation (a wireless telecommunications company), and has held senior financial management positions with Wilbur-Ellis Inc., Spreckels Industries and California Microwave. Mr. Sarina also worked at Deloitte & Touche where he was a Certified Public Accountant.
      John F. Sumpter joined Pac-West as Vice President of Regulatory in July 1999. He is responsible for Pac-West’s relations with government regulatory agencies, regulatory compliance, and intercarrier relations. Mr. Sumpter has over 30 years of experience in the telecommunications industry. Prior to Pac-West, he was employed with AT&T from 1984 to 1999, where he held several executive level regulatory and marketing positions, including Division Manager of Law and Government Affairs, District Manager of Switched Services Product Management, and District Manager of Marketing. He currently serves as Chairman of the Board of CALTEL, the California Association of Competitive Telecommunications Companies and of CACE, the California Alliance for Consumer Education. He was elected to the Board of Directors for COMPTEL in 2005.
      Robert C. Morrison joined Pac-West as Vice President and General Counsel in January 2003. He served on Pac-West’s Board of Directors from 2001 through December 31, 2002. He has served as our Corporate Secretary since February 2001. Mr. Morrison has responsibility over corporate governance, documentation and legal administration of contractual relationships, and managing the Company’s relationships with outside law firms. Prior to joining Pac-West, Mr. Morrison was an attorney with Neumiller and Beardslee, P.C. in Stockton, California from 1972 to 2002. He served as Managing Director from 1983 to 1990. In July 2002, he completed a term on the Board of Regents of the University of California. He is a past president of the Greater Stockton Chamber of Commerce, the San Joaquin County Economic Development Association, and the alumni association for UC Davis, and is a former member of the Board of Directors and Executive Committee of the Lassen Volcanic National Park Foundation.
Directors
      Wallace W. Griffin was appointed President, CEO, and a Director of Pac-West in September 1998 when an investor group he was part of purchased and recapitalized the Company. As part of a succession plan, in June 2001 he transferred the title of president to Mr. Carabelli and in July 2003 he transferred the title of CEO to Mr. Carabelli and transitioned to a non-executive Chairman role. Mr. Griffin has over 45 years experience in telecommunications, cable television, publishing and advertising. Prior to joining Pac-West, Mr. Griffin served as a Group President for a number of Jones International companies from 1994 to 1997, including Jones Lightwave, Ltd., a CLEC, and Jones Education Company, a leader in using technology to deliver education. Concurrently, he was co-owner of a consulting and business development company, Griffin Enterprises, Inc. From 1987 through 1992, he served as the President and CEO of U S West Marketing Resources Group, where he managed the $1 billion publishing, media software and advertising services division. Mr. Griffin currently serves on the Advisory Board for the University of the Pacific Eberhardt School of Business, the Board of Trustees for the University of California, Merced and the Board of Trustees for the Delta College Foundation in Stockton.
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
      Jerry L. Johnson served as Chairman of Pac-West’s Board of Directors from September 1998 to June 2001. From 2002 until present, Mr. Johnson serves as President of eMoney Advisor, Inc. From 1995 until December 2001, Mr. Johnson was employed by Safeguard Scientifics Inc., where he was the Executive Vice President overseeing the partner companies in the E-Communications group. From 1985 to 1995, he worked at U S West in various positions, including Vice President, Network and Technology Services, which included managing U S West’s largest division, and supervising 21,000 management, engineering, technical and clerical employees. From 1983 to 1985, Mr. Johnson was President and CEO of Northwestern Bell Information

Technologies. Mr. Johnson holds a Masters in Management from the Sloan School at MIT, a Masters in Psychology from Northern Illinois University and a B.S. in Psychology from Northeastern Missouri. He serves on the boards of Axum Financial LLC, Pac-West Telecomm (PACW), Penn Liberty Bank and Educational Management Corp (EDMC) as well as the boards of the Philadelphia Orchestra and the Episcopal Academy.
      Thomas A. Munro has served as a director since April 2003 and has over 24 years of financial and technology experience. Mr. Munro is CEO of Verimatix, a privately held software company specializing in content security solutions for digital video. Mr. Munro was formerly President of Wireless Facilities, Inc. (Nasdaq: WFII), a global leader in the design, deployment, and management of wireless mobility and broadband wireless networks. He served as CFO from 1997 to 2000, and President from September 2000 until his retirement in 2003. Prior to WFI, he was founder and CEO of @Market, a retail sporting goods website. From 1994 to 1995, he served as CFO for Precision Digital Images, Inc. From 1981 to 1994, he was employed with MetLife Capital Corporation, where he served as CFO and a Director on the company’s Board from 1992 to 1994. He holds a bachelor’s degree in business administration and an MBA from the University of Washington and has co-authored two college level text books on computer programming. Mr. Munro also serves as a director of Airgain, Inc, BioFortis, Inc., Concerto Networks, Inc., Kineticom, Inc., Renaissance Golf Group and CommNexus.
      Samuel A. Plum has served as a Director of Pac-West since September 1998. Mr. Plum has been a Managing General Partner of the general partner of SCP Private Equity Partners, L.P. since its commencement in August 1996, and was employed by Safeguard Scientifics from 1993 to 1996. From February 1989 to January 1993, Mr. Plum served as President of Charterhouse, Inc. and Charterhouse North American Securities, Inc., the U.S. investment banking and broker-dealer divisions of Charterhouse PLC, a merchant bank located in the United Kingdom. From 1973 to 1989, Mr. Plum served in various capacities at the investment banking divisions of PaineWebber, Inc. and Blyth Eastman Dillon & Co., Inc. Mr. Plum has over 30 years of investment banking, mergers and acquisitions, and private equity investment experience. Mr. Plum also serves as a director of Index Stock Imagery, Inc., Metallurg Holdings, Inc., Traffic.com, Inc. and Pentech Financial Services Inc.
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
      William H. Davidson has served as a Director of Pac-West since November 2005. Mr. Davidson served as a tenured Professor of Management at the Marshall School of Business, University of Southern California, from 1985 to 1998. He has written eight books on management, including The Amazing Race and 2020 Vision (with Stan Davis), which was selected as the Best Business Book of the year by Fortune Magazine in 1992. His latest book, Breakthrough, was published by John Wiley Press in 2004. Mr. Davidson founded MESA Inc., a management-consulting firm acquired by Deloitte & Touche in 1996. As a national partner at Deloitte, Mr. Davidson had leadership responsibilities for the telecom consulting practice during 1996-98. Mr. Davidson has served on five public company boards and a number of private company boards; and he is a managing member of two investment funds. Mr. Davidson earned an A.B. in economics, an M.B.A. and a doctorate in business administration, all from Harvard University.

      Frederick D. Lawrence was appointed a Director of Pac-West in March 2006. Mr. Lawrence has served as the Chairman of SiliconSystem, a manufacturer of flash storage for the enterprise market, since mide-2005 and a Venture Partner at Shepherd Ventures since 2000. He has over 36 years of experience in the telecommunications business in the service, manufacturing, and financing sectors of the industry. He has served as Chairman & CEO of Adaptive Broadband, CEO of Comstream, President of ADC Transmission Systems, President and CEO of Sprint Florida, as well as a variety of positions in operations, sales, marketing, supply, directory and general management with United Telecommunications and AT&T. He has served on a number of private company as well as public company boards as well as civic boards, currently serving as a Director of the San Diego Hospice and Palliative Care Center.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Market Information
      The Company’s common stock trades under the symbol “PACW.” The following table represents the quarterly high and low closing sale prices of the Company’s common stock for the years ended December 31, 2005 and 2004 as reported by the Nasdaq Stock Market.

	2005		2004

	High	Low	High	Low

First quarter	$1.85	$1.25	$2.86	$1.36
Second quarter	$1.65	$0.95	$1.80	$1.02
Third quarter	$1.07	$0.78	$1.16	$0.75
Fourth quarter	$1.07	$0.76	$1.35	$0.84
      As of March 24, 2006, the number of shareholders of record of the Company’s common stock was 12,844. On September 15, 2005, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that the bid price of its common stock had closed below the minimum bid price required for continued inclusion on the Nasdaq Capital Market. The letter further notified the Company that it would be provided 180 calendar days to regain compliance with the minimum bid price requirement. Compliance may be achieved if the bid price per share of the Company’s common stock closes at $1.00 per share or greater for a minimum of 10 consecutive business days. However, Nasdaq has the discretion to require a period in excess of 10 business days before determining that the ability to maintain long-term compliance has been demonstrated. The letter from Nasdaq further stated that, if compliance with the minimum bid price requirement cannot be demonstrated, but the Company otherwise meets the applicable initial listing requirements, it may qualify for an additional 180 day compliance period. On March 15, 2006, the Company received a letter from Nasdaq notifying it that it had been granted an additional 180-day compliance period.
      The Company has not declared any cash dividends on its common stock during the fiscal years 2005, 2004 and 2003, and does not anticipate declaring or paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business. Declaration or payment of future dividends, if any, will be at the discretion of the Company’s Board of Directors after taking into account various factors, including its financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, the Company’s ability to pay dividends on the common stock is restricted by the provisions of its outstanding debt agreements.
Securities Issuance Under Equity Compensation Plans
      The information required to be set forth herein will be included in the section entitled “Securities Issuance Under Equity Compensation Plans” in Item 10 of the Company’s Proxy Statement, which section is incorporated herein by reference.

Item 6.	Selected Financial Data
      This section presents selected historical financial data of the Company and is not necessarily indicative of results of future operations. You should read carefully the consolidated financial statements, related notes thereto, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected data in this section is not intended to replace the consolidated financial statements.

      The following table highlights our financial performance for the last five years:

	Years Ended December 31

	2005	2004	2003	2002	2001

	(In thousands except per share amounts and minutes of use data)
Statements of Operations Data:
Revenues	$90,933	$124,006	$134,640	$164,098	$149,992

Costs and expenses:
Network expenses (exclusive of depreciation shown separately below)	39,735	39,834	36,286	53,525	57,345
Selling, general and administrative	54,197	58,065	59,217	60,114	66,575
Reimbursed transition expenses(1)	(10,583)	—	—	—	—
Depreciation and amortization	13,452	32,565	44,000	40,350	34,181
Restructuring charges(2)	624	516	125	8,620	8,764
Impairment of assets(3)	—	54,898	—	16,621	16,787

Operating expense	97,425	185,878	139,628	179,230	183,652

Loss from operations	(6,492)	(61,872)	(4,988)	(15,132)	(33,660)
Interest expense	7,123	12,515	13,520	17,398	19,937
Loss (gain) on extinguishment of debt(4)	2,138	—	3,689	(33,847)	—
Gain on sale of enterprise customer base(5)	(24,110)	—	—	—	—
Other (income) expense, net	(421)	646	(447)	(1,474)	(4,212)
(Benefit from) provision for income taxes	190	—	(6,500)	745	(14,593)

Net income (loss)	$8,588	$(75,033)	$(15,250)	$2,046	$(34,792)

Net income (loss) per share:
Basic	$0.23	$(2.05)	$(0.42)	$0.06	$(0.96)
Diluted	$0.22	$(2.05)	$(0.42)	$0.06	$(0.96)
Balance Sheets Data:
Total assets	$79,323	$107,052	$174,202	$243,016	$314,737
Long-term debt and capital leases	$43,520	$65,038	$54,714	$97,443	$160,192
Stockholders’ equity	$13,237	$17,589	$92,464	$87,236	$85,071
Other Data:
Cash flows from operations	$7,386	$12,776	$18,414	$44,642	$7,974
Cash flows from investing	$22,075	$(14,686)	$24,460	$(30,205)	$(6,082)
Cash flows from financing	$(35,045)	$(482)	$(36,267)	$(50,416)	$5,462
Minutes of use (in billions) (unaudited)	48.6	44.7	41.7	32.1	26.6

(1)	Reimbursed transition expenses recorded as a reduction to costs and expenses billed under the TSA based upon estimated costs to the Company. See Note 2 to the accompanying consolidated financial statements.

(2)	Restructuring charges relate to our restructuring plans approved and announced March 2005, June 2002 and August 2001. See Note 7 to the accompanying consolidated financial statements.

(3)	We determined some of our assets were impaired and recorded impairment charges. See Note 5 to the accompanying consolidated financial statements.

(4)	During 2005 we prepaid the Senior Secured Note. During 2003 and 2002, we repurchased some of our Senior Notes. See Note 9 to the accompanying consolidated financial statements.

(5)	Gain associated with the sale of substantially all of the Company’s enterprise customer base in March of 2005. See Note 2 to the accompanying consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Introduction
      As described more fully under “Business,” we are an independent provider of integrated communication solutions that enable communication providers to use our network and services as an alternative to building and maintaining their own network. Our customers include Internet service providers (ISP), enhanced communications service providers (ESPs) and other direct providers of communication services to business or residential end-users, collectively referred to as service providers, or SPs.
      We announced in October 2005 the first phase of a planned national expansion, which is expected to begin in early 2006. Under our expansion plan, we intend to offer our full suite of voice over Internet protocol (VoIP) and Internet access enabling services in 36 major metropolitan markets, covering more than 50% of the U.S. population. We are positioning ourselves as a key player in the SP space with a focus on expansion through enabling others to become communication service providers. This planned expansion is designed to provide a nationwide, single source platform that seamlessly bridges circuit-switching and packet-switching targeted at VoIP providers, wireless broadband providers, ISPs, carriers and other Next Generation service providers. We are in the business of enabling any company to become a custom telecommunications company. In addition, this planned expansion is anticipated to increase our market share of dial-up Internet services. While we expect that the majority of dial-up Internet service will migrate to broadband over time, it is a large target market and we remain focused on serving the needs of our customers.
      We announced in January 2006 a strategic alliance with VeriSign, Inc. to provide services that enable communications providers to offer converged IP, voice and data communications. The alliance contemplates that VeriSign will facilitate us with back office and database services including Calling Party Name, Local Number Portability, E911 related database updating, SS7 and provisioning services. Further, it is expected that we will contribute voice and data network services such as trunking, switching, E911 selective router trunking and IP transport. Our strategic alliance with VeriSign is expected to enhance our national expansion plans and strategy of being a single source for converged solutions offered by VoIP, wireless, broadband and other service providers, allowing both companies to drive adoption of next-generation applications.
      In connection with our transition to a business model based upon enabling other communication service providers, on March 11, 2005, we sold substantially all of our enterprise customer base to U.S. TelePacific Corp. (TelePacific) while retaining our associated network assets. Under the terms of this transaction, TelePacific acquired certain assets, such as property and equipment with a net book value of approximately $3.0 million and other assets of approximately $0.6 million, and assumed certain liabilities of approximately $0.7 million, in exchange for $27.0 million in cash. As a result, we recorded a gain of $24.0 million from this sale during the first quarter of 2005. Subsequent to the first quarter of 2005, we recorded a net gain of $0.1 million for adjustments associated with this sale and an amendment to the Asset Purchase Agreement (APA).
      In addition, on March 11, 2005, we entered into a Transition Service Agreement (TSA) with TelePacific that, among other things, obligates us to provide certain transition services to TelePacific at our estimated cost for a one-year period subject to extension for two additional three-month periods. The estimated costs to be reimbursed to us include network related and administrative support services which are provided exclusively to

TelePacific and were capped at $10.5 million. In accordance with the TSA, TelePacific received a $2.0 million credit against the total amount to be billed that occurred during the second quarter of 2005. During the third quarter of 2005, we entered into an amendment with TelePacific to resolve certain disputed matters arising out of the APA and to amend and modify the TSA. The TSA amendment included, among other things, a credit to TelePacific of up to $0.5 million during the fourth quarter of 2005 against future estimated costs to be reimbursed to us, and the elimination of a cap of $10.5 million for certain types of network related services for which TelePacific is obligated to reimburse us during the initial 12 month transition period. During January 2006, TelePacific exercised their first option to extend the transition period for an additional three months. This will extend the TSA transition period to June 12, 2006.
      We utilized the proceeds from the sale of our enterprise customer base to TelePacific, as well as cash on hand, to repay our outstanding $40.0 million senior secured note (Senior Secured Note) to Deutsche Bank AG — London (Deutsche Bank), as well as retired the related warrants to purchase up to 26,666,667 shares of our common stock. This debt repayment significantly reduced our outstanding debt, annual interest expense and potential equity dilution.
      We achieved record minutes of use on our network while our consolidated revenues for the year ended December 31, 2005 decreased by $33.1 million, or 26.7%, to $90.9 million from $124.0 million for the year ended December 31, 2004, primarily due to a decrease of $14.8 million in direct billings to enterprise customers and a decrease in the amount of payments received for settlements in 2005 relative to 2004. Our billable minutes of use were up 8.7% from 2004 to 48.6 billion for the year ended December 31, 2005.
      The following table shows financial performance and noteworthy items:

	2005	2004	2003

	(In thousands except per share amounts)
Financial Performance:
Revenues	$90,933	$124,006	$134,640
Net income (loss)	$8,588	$(75,033)	$(15,250)
Diluted net income (loss) per share	$0.22	$(2.05)	$(0.42)
Noteworthy items:
ILEC revenue settlements received	$2,210	$10,650	$5,685
Restructuring and asset impairment charges	$624	$55,414	$125
Loss on extinguishment of debt	$2,138	$—	$3,689
Gain on sale of enterprise customer base	$24,110	$—	$—
Reimbursed transition expenses	$10,583	$—	$—
      We derive our revenues from monthly recurring charges, usage charges and amortization of initial non-recurring charges. Since the sale of substantially all of the enterprise customer base on March 11, 2005, we provide services primarily to SP customers. Monthly recurring charges include the fees paid by customers for lines in service and additional features on those lines, as well as equipment collocation services. Usage charges consist of fees paid by end users for each call made, fees paid by our intercarrier customers as intercarrier compensation for completion of their customers’ calls through our network, and access charges paid by carriers for long distance traffic terminated on our network. Initial non-recurring charges consist of fees paid by end users for the installation of our service. Most installation revenues and costs associated with installation are recognized as revenue and expensed ratably over the term of the service contracts, which is generally 24 to 36 months. We recognize revenue when there is persuasive evidence of an arrangement, delivery of the product or performance of the service has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.
      We have carrier customers who pay us to terminate their originating call traffic on our network. These payments consist of meet point access charges, third party transit traffic and intercarrier compensation payments, collectively referred to as intercarrier compensation. Intercarrier compensation payments are a function of the number of calls we terminate, the minutes of use associated with such calls and the rates we are compensated at by the carriers originating the calls. Intercarrier compensation payments have historically been a significant portion of our revenues but intercarriers are not currently a targeted customer. Intercarrier compensation payments accounted for approximately 40.4%, 32.1% and 35.0% of our total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. The failure, for any reason, of one or more carriers from which we ordinarily receive intercarrier compensation payments to make all or a significant portion of such payments would adversely affect our financial results.
      Our right to receive intercarrier compensation payments from other carriers, as well as the right of CLECs and other competitors to receive such payments is the subject of numerous regulatory and legal challenges. For example, in 2003, Verizon and SBC (currently AT&T) adopted the Federal Communications Commission’s, or FCC’s, Intercarrier ISP Compensation Order. The FCC ISP order introduced a series of declining intercarrier compensation pricing tiers for minutes of use, at rates starting below the rates previously negotiated in our interconnection agreements (ICAs) with both carriers. The lowest pricing tier specified by the FCC ISP order was reached on June 15, 2003 and will remain in effect until such time that a replacement FCC ISP order, may become effective. Additionally, the FCC ISP order introduced artificial annual growth limits on compensable minutes of use subject to intercarrier compensation based on the composition and balance of traffic between carriers. The FCC ceased enforcing the growth cap in October 2004. The impact of the FCC’s ISP order affected our intercarrier compensation payments received for the years ended December 31, 2004 and 2003.
      On October 20, 2004, we filed a formal complaint with the California Public Utilities Commission (“CPUC”) against AT&T. In the complaint proceeding, we alleged that AT&T owed us over $7.0 million for traffic terminated by us on behalf of AT&T, plus late payment fees. On September 19, 2005, the presiding hearing officer released a decision granting our complaint in all regards, except for our claim for late payment fees. On October 19, 2005, AT&T filed an appeal with the CPUC, claiming the decision was in error. We filed a simultaneous appeal with the CPUC, asking for approval of late payment fees. The CPUC has not established a schedule for resolving the appeals, affecting the timing, and potentially the collectibility of these amounts.
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
      Competition in the communication services market has resulted in the consolidation of companies in our industry, a trend we expect to continue. In order to grow our business and better serve our customers, we continue to consider new business strategies, such as our planned national expansion and strategic alliance with VeriSign, Inc., and including, but not limited to, potential acquisitions, partnerships, or new business services. We believe that the statewide footprint of our network, which encompasses all of the major metropolitan areas of California, and our planned expansion, provides us with a significant competitive advantage that will enable us to successfully compete in the future, but we cannot guarantee that we will be able to sustain continued growth.

Results of Operations
      The following table summarizes the results of operations as a percentage of our revenues for the years ended December 31, 2005, 2004 and 2003. Loss from operations for 2005, 2004 and 2003 includes restructuring and impairment charges totaling $0.6 million, $55.4 million, $0.1 million, respectively, and reimbursed transition expenses of $10.6 million for 2005. Net income in 2005 also included a $24.1 million gain related to the sale of the enterprise customer base.

	Years Ended December 31,

	2005	2004	2003

Statements of Operations Data:
Revenues	100.0%	100.0%	100.0%
Network expenses	43.7	32.1	27.0
Selling, general and administrative expenses	59.6	46.8	44.0
Depreciation and amortization expense	14.8	26.3	32.7
Loss from operations	(7.1)	(49.9)	(3.7)
Net income (loss)	9.4	(60.5)	(11.3)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      The significant revenue components and operational metrics of the Company for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004

	(Dollars in millions)
Revenues:
Intercarrier compensation	$36.7	$39.8
Direct billings to SP customers	35.6	42.9
Direct billings to enterprise customers	4.7	19.5
Other	13.9	21.8

Total Revenues	$90.9	$124.0

      Consolidated revenues for the year ended December 31, 2005 decreased by $33.1 million, or 26.7%, to $90.9 million from $124.0 million for the year ended December 31, 2004. The decrease in revenues was primarily the result of a decrease of $14.8 million in direct billings to enterprise customers in addition to a decrease of $6.8 million in outbound local and long distance, included in Other above, due to the sale of the Company’s enterprise customer base to TelePacific in addition to lower billings to SP customers and other revenues.
      Billable minutes of use were 48.6 billion for the year ended December 31, 2005, up 8.7% from 44.7 billion in 2004. Of these minutes, 46.2 billion and 43.8 billion were subject to intercarrier compensation in 2005 and 2004, respectively.
      The following table describes the main components of our intercarrier compensation revenues:

	2005	2004	% Change

	(In thousands except
	minutes of use)
Minutes of use subject to intercarrier compensation revenue (billions)	46.2	43.8	5.5%
Average intercarrier compensation per minute of use	$0.0007	$0.0007	0.0

Intercarrier compensation before settlements	$34,472	$29,172	18.2
Revenue settlements	$2,210	$10,650	(79.2)

Intercarrier compensation payments received	$36,682	$39,822	(7.9)%

      Intercarrier compensation decreased by $3.1 million or 7.8% to $36.7 million in 2005 from $39.8 million in 2004. The decrease was primarily a result of a decrease in the amount received in respect to settlements received in 2005 relative to 2004, offset by higher non-settlement revenues in 2005 as a result of the FCC ISP growth cap order, which they ceased enforcing in October 2004. During 2005, we received $2.2 million in revenue settlements compared to $10.7 million in 2004.
      Direct billings to SP customers decreased during the year ended December 31, 2005 from the same period in 2004 by $7.3 million, or 17.0%, to $35.6 million from $42.9 million during the year ended December 31, 2004 primarily due to disconnections of lines and lower rates.
      Direct billings to enterprise business customers decreased in the year ended December 31, 2005 from the same period in 2004 by $14.8 million, or 75.9%, to $4.7 million from $19.5 million during the same period in 2004 due to the sale of substantially all of our enterprise customer base to TelePacific on March 11, 2005.
      Other revenues decreased 36.2% to $13.9 million at December 31, 2005 from $21.8 million during the same period in 2004. The decline is principally due to a decrease in outbound local and long distance revenues primarily due to a decrease in minutes of use resulting from the sale of substantially all of our enterprise customer base in the first quarter of 2005.
      Our significant costs and expenses for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004	% Change

	(Dollars in millions)
Costs and expenses:
Network expenses (exclusive of depreciation shown separately below)	$39.7	$39.8	(0.3)%
Selling, general and administrative	54.2	58.1	(6.7)
Reimbursed transition expenses	(10.6)	—	100.0
Depreciation and amortization	13.5	32.6	(58.6)
Restructuring charges	0.6	0.5	20.0
Impairment of assets	—	54.9	(100.0)

Total Costs and Expenses	$97.4	$185.9	(47.6)%

      Consolidated network expenses for the year ended December 31, 2005 remained constant with the same period in 2004 at $39.7 million. Network expenses are comprised mainly of leased transport charges, usage charges for long distance and intrastate calls and, to a lesser extent, intercarrier compensation that we pay to other companies related to calls that originate with a Pac-West customer and terminate on the network of an ILEC or other CLEC. Our leased transport charges include the lease payments it incurs for the transmission facilities, or circuits, used to connect its customers to its switches and to connect to ILEC and CLEC networks. We do not include any significant employee costs in network expenses.
      Consolidated selling, general and administrative expenses for the year ended December 31, 2005 decreased $3.9 million, or 6.7%, to $54.2 million from $58.1 million for the same period in 2004. This decrease was primarily due to the decrease in employees, primarily sales employees, as a result of the sale of the enterprise customer base during the first quarter of 2005. Selling, general and administrative expenses were 59.6% and 46.8% of revenues for the year ended December 31, 2005 and 2004, respectively. Selling, general and administrative expenses as a percentage of revenues increased in 2005 mainly due to decreased revenues.
      Reimbursed transition expenses were $10.6 million for the year ended December 31, 2005 and no such reimbursed expenses were recorded during the same period in 2004. The reimbursed transition expenses relate to network and administrative services provided to TelePacific in accordance with the TSA. Costs billed under the TSA are based upon estimated costs to us, and we anticipate that no profit will be recognized on the services performed under the TSA. The enterprise services are provided by the same network assets and maintained and operated by the same employee base as other services provided by us until TelePacific can transition the enterprise customer base onto its own network. As such, our common network services or expenses cannot be segregated based upon the services provided and therefore the estimated costs have primarily been billed based upon a fixed fee per type of service or transaction. Due to the inseparability of our network, the absence of identifiable shared costs, and as no network assets were sold to TelePacific, we determined the assets sold did not constitute discontinued operations.
      Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on average asset lives, recognition of technological advancements and understanding of business strategy. Consolidated depreciation and amortization expense for the year ended December 31, 2005 decreased $19.1 million to $13.5 million, from $32.6 million for the same period in 2004. The decrease in depreciation and amortization expense was primarily due to recording a non-cash asset impairment charge of $54.9 million during the fourth quarter of 2004. The impairment created a new cost basis for these assets resulting in a reduction of gross property and equipment and related depreciation. In addition, as part of the sale of substantially all of our enterprise customer base during the first quarter, we sold property and equipment with a net book value of approximately $3.0 million.

Restructuring charges
      Restructuring charges were $0.6 million for the year ended December 31, 2005 compared to $0.5 million for the year ended December 31, 2004. A summary of the restructuring expenses and the associated remaining liability, which is included in other accrued liabilities in our consolidated balance sheet as of December 31, 2005 and 2004, consists of the following:

	Restructuring	Additional		Restructuring
	Liability as	Restructuring		Liability as
	of Dec. 31,	Expense	Cash	of Dec. 31,
	2004	Incurred	Payments	2005

	(Dollars in thousands)
One-time employee termination benefits	$—	$519	$(478)	$41
Rent expense for vacated premises	2,464	105	(654)	1,915

	$2,464	$624	$(1,132)	$1,956

	Restructuring	Additional		Restructuring
	Liability as	Restructuring		Liability as
	of Dec. 31,	Expense	Cash	of Dec. 31,
	2003	Incurred	Payments	2004

	(Dollars in thousands)
Rent expense for vacated premises	$2,989	$170	$(695)	$2,464
Circuit obligations	1,547	352	(1,899)	—
Other charges	6	(6)	—	—

	$4,542	$516	$(2,594)	$2,464

      The balance in the restructuring liabilities relate to restructuring plans approved in March 2005 and June 2002. We did not approve any new restructuring plan in 2004 or 2003. The amount of the reserve for one-time employee termination benefits is related to the 2005 restructuring plan. The Company has recorded restructuring charges in connection with the completion of the sale of substantially all of its enterprise customer base to TelePacific on March 11, 2005, primarily consisting of employee separation costs. Of the approximately 150 employees affected by the sale to TelePacific, an estimated 85 employees have been or will be involuntarily terminated. As of December 31, 2005, all but 5 employees had been involuntarily terminated. The final cash payment to be recorded against the 2005 restructuring reserve is expected to occur in March 2006. However, as TelePacific has exercised its option to extend the term of the TSA, the Company may incur additional employee termination benefit costs and the timing of the Company’s final cash payments under the 2005 restructuring plan may also be extended. During 2005, costs incurred for employee termination benefits for the approximate 85 employees amounted to $519,000.
      Rent expense for vacated premises are primarily related to the 2002 restructuring plan which provided for the closure of the Company’s switch facility in Colorado. The 2002 restructuring plan was in response to the increased weakening of the economy, additional competitive pressure from competitors who had reorganized and lowered their cost structure, overcapacity in the Company’s industry and lower demand from customers for its products and services. The amount of the reserve for vacated premises is equal to the monthly lease payment of the unoccupied space, less any estimated sublease income, multiplied by the remaining months on the lease. In regards to the Colorado facility, no sublease income is estimated due to the specialized nature of the facility. During 2005 the Company recorded additional restructuring charges related to rent expense as part of the 2002 restructuring plan of $49,000 due to increased common area operating expenses at the Colorado facility and $56,000 due to vacated premises related to the 2005 restructuring plan. The final cash payment to be recorded against the restructuring reserve for rent expense for vacated premises is currently expected to occur in March 2010.

Loss from operations
      Loss from operations for the year ended December 31, 2005 was $6.5 million compared to $61.9 million for the year ended December 31, 2004, due to the factors discussed in the preceding paragraphs.

Interest expense, net
      Our consolidated interest expense, net for the year ended December 31, 2005 decreased $5.7 million, or 47.1%, to $6.4 million from $12.1 million for the same period in 2004. Interest expense is net of interest income. The decrease in interest expense is due primarily to the extinguishment of the Senior Secured Note during the first quarter of 2005, which was initially issued in the principal amount of $40.0 million, and accrued interest at a rate of LIBOR plus 0.5%.

Income taxes
      Our effective income tax rates for the years ended December 31, 2005 and 2004 reflect the applicable Federal and state statutory income tax rates. For the years ended December 31, 2005 and 2004, our effective income tax rate was 2.2% and 0%, respectively. For the year ended December 31, 2005, we were in an alternative minimum tax position as a result of the utilization of our net operating loss carryforwards to offset the taxable gain from the sale of substantially all of our enterprise customer base to TelePacific.

Net income (loss)
      Net income for the year ended December 31, 2005 was $8.6 million compared to a net loss of $75.0 million for the year ended December 31, 2004. This was principally due to the factors discussed in the preceding paragraphs for the year ended December 31, 2005 compared to the year ended December 31, 2004. The net loss in 2004 was primarily due to the non-cash impairment charge of $54.9 million. Net income in 2005 was primarily due to a $24.1 million gain related to the sale of the enterprise customer base during the first quarter of 2005 and lower depreciation expense in 2005 due to the sale and the impairment charge. Additionally, historically we have exhibited considerable variability in our annual net income due to carrier settlements.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      The significant revenue components and operational metrics of the Company for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003	% Change

	(Dollars in millions)
Revenues:
Intercarrier compensation	$39.8	$47.1	(15.5)%
Direct billings to SP customers	42.9	45.0	(4.7)
Direct billings to enterprise customers	19.5	17.3	12.7
Other	21.8	25.2	(13.5)

Total Revenues	$124.0	$134.6	(7.9)%

Operational metrics:
Minutes of use (in billions)	44.7	41.7	7.2%
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

      Other revenues which include outbound local and long distance revenue, dedicated transport, switched access, and other revenue decreased $3.4 million or 13.5% in the year ended December 31, 2004 from the same period in 2003. Outbound local and long distance revenues, including 800, 888, and 877 numbers and travel card calls, decreased during the year ended December 31, 2004 by $1.3 million or 10.2% to $11.4 million from $12.7 million during the year ended December 31, 2003. The decline in revenue was principally due to the highly competitive nature of this market. Dedicated transport revenues decreased to $4.3 million during the year ended December 31, 2004 from $5.6 million or 23.2%, during the same period in 2003 primarily due to a decline in the average revenue per unit. Switched access revenues decreased in the year ended December 31, 2004 from the same period in 2003 by $0.7 million, or 11.7%, to $5.3 million from $6.0 million in the year ended December 31, 2003 primarily due to lower rates despite an increase in minutes per use.
      Our significant costs and expenses for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003	% Change

	(Dollars in millions)
Costs and expenses:
Network expenses (exclusive of depreciation shown separately below)	$39.8	$36.3	9.6%
Selling, general and administrative	58.1	59.2	(1.9)
Depreciation and amortization	32.6	44.0	(25.9)

Total Costs and Expenses	$130.5	$139.5	(6.5)%

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

      The balances of the restructuring liabilities relate to restructuring plans approved June 2002 and August 2001. We did not approve any new restructuring plan in 2004 or 2003. The 2002 restructuring plan primarily provided for the closure of our switch facility in Colorado. The 2002 restructuring plan was in response to the further weakening of the economy, additional competitive pressure from competitors who had reorganized and lowered their cost structure, overcapacity in our industry and lower demand from customers for our products and services.
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

Impairment
      In accordance with generally accepted accounting principles, we tested our long-lived tangible and intangible assets to determine whether the carrying amounts of such assets were recoverable from future undiscounted cash flows. Primarily as a result of ongoing price compression and recent industry trends in the dial-up Internet access market, we recorded non-cash asset impairment charges of $54.6 million for our tangible assets. In performing the test, we determined that the total of the expected future undiscounted cash flows directly related to the existing service potential of the assets were less than the carrying value of the assets; therefore, an impairment charge was required. We engaged a third party valuation specialist to assist us in evaluating the fair value of our assets using a sales comparison approach, as well as a replacement cost approach. The impairment charges represented the difference between the fair value of the property and equipment and its carrying value and are included within impairment of assets in the consolidated statements of operations and comprehensive income (loss). As a result of the asset impairments, a new cost basis was established for those assets that were impaired. The new cost basis resulted in a reduction of gross property and equipment and did not change the remaining estimated useful lives.

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
Quarterly Operating and Statistical Data
      The following table sets forth unaudited operating and statistical data for each of the specified quarters of 2005 and 2004. The operating and statistical data for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended

	2005				2004

	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,

	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ports equipped	1,151,616	1,054,848	1,052,400	1,052,400	1,052,400	998,400	998,400	998,400
Quarterly minutes of use switched (in billions)	12.0	12.2	12.2	12.2	11.9	11.3	10.2	11.3
Capital additions (in thousands)	$5,797	$3,259	$1,575	$1,600	$1,205	$5,201	$3,488	$689
Employees	296	273	248	250	373	392	398	389

Liquidity and Capital Resources
      Sources and uses of cash. During the year ended December 31, 2005, cash and cash equivalents decreased $5.6 million to $26.7 million from $32.3 million at December 31, 2004. The decrease was primarily due to the extinguishment of our Senior Secured Note during 2005.
      Net cash provided by operating activities was $7.4 million for the year ended December 31, 2005, a decrease of $5.4 million or 42.2% from the same period ended in 2004. The decrease is primarily related to decreased revenues during 2005. Several items impacted operating activities in 2005:

•	a gain of $24.1 million related to the sale of the enterprise customer base;

•	a decrease of $19.1 million related to depreciation and amortization in 2005, due to a $54.9 million impairment of assets during 2004 and the sale of the enterprise customer base;

•	a loss on the extinguishment of debt of $2.1 million compared to no such expense in 2004, and

•	a decrease of $8.5 million in amounts received as a result of settlements of disputes related to intercarrier compensation payments withheld from prior periods.
      Net cash provided by investing activities was $22.1 million for the year ended December 31, 2005 compared to net cash used by investing activities of $14.7 million for the same period ended in 2004. The sale of the enterprise customer base provided $27.0 million in 2005. During the year ended December 31, 2005, we redeemed $10.6 million of short-term investments, whereas we purchased $10.6 million of short-term investments during the year ended December 31, 2004. Purchases of property and equipment increased to $12.2 million during the year ended December 31, 2005 as compared to $7.1 million during the same period in 2004.
      Net cash used in financing activities was $35.0 million for the year ended December 31, 2005, consisting primarily of payments on notes payable and capital leases offset by proceeds from borrowings under notes payables, as compared to $0.5 million used for the same period in 2004. In 2005, we used $40.7 million in cash to extinguish our Senior Secured Note and retire the related warrants.
      Cash requirements. The telecommunications service business is capital intensive. Our operations have required the expenditure of substantial amounts of cash for the design, acquisition, construction and implementation of our network. We continue to seek further ways to enhance our infrastructure in 2006 and beyond. As a result of various capital projects and our business plan, as currently contemplated, we anticipate making capital expenditures, excluding acquisitions, if any, of approximately $20.0 million for 2006. However, the actual cost of capital expenditures during 2006 will depend on a variety of factors. Accordingly, our actual capital requirements may exceed, or fall below, the amounts described above.
      During the normal course of business, we may enter into agreements with some suppliers, which allow these suppliers to have equipment or inventory available for purchase based upon criteria as defined by us. As of December 31, 2005, we did not have any material future purchase commitments to purchase equipment from any of our vendors.
      Debt outstanding. At December 31, long-term debt and capital lease obligations consist of the following:

	2005	2004

	(Dollars in thousands)
Senior Notes	$36,102	$36,102
Senior Secured Note, net of discount of $16,134 at December 31, 2004	—	24,500
Capital lease obligations	651	1,285
Notes Payable	12,159	6,040
Less current portion of notes payable and capital leases	(5,392)	(2,889)

	$43,520	$65,038

      The Senior Notes, of which there is $36.1 million in principal amount outstanding at December 31, 2005 and 2004, mature on February 1, 2009 and bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009. In December 2003, we solicited and obtained consents to effect certain proposed amendments to the indenture governing the Senior Notes. These amendments to the indenture governing the Senior Notes eliminated most of the indenture’s principal restrictive covenants and amended certain other provisions contained in the indenture.
      The Senior Secured Note, which was initially issued in the principal amount of $40.0 million, accrued interest at a rate of LIBOR plus 0.5%, and was to mature December 2006. On March 11, 2005, pursuant to the terms of a Payoff Letter, by and between the Company and Deutsche Bank AG — London (Deutsche Bank), the Company utilized $27.0 million of proceeds from the sale of substantially all of its enterprise customer base to TelePacific, as well as $13.8 million from cash on hand, to prepay in full the Senior Secured Note (including all outstanding principal and accrued and unpaid interest). In addition, pursuant to the terms of the Payoff Letter, we retired the related warrants to acquire up to 26,666,667 shares of our common stock in connection with the Senior Secured Note, which decreased additional paid in capital by approximately $13.5 million. The prepayment of the Senior Secured Note and the retirement of the related warrants resulted in a $2.1 million loss on the extinguishment of debt.
      As of December 31, 2004, we had borrowed an aggregate of approximately $5.4 million under two credit facilities with our Merrill Lynch Capital financing arrangement, both with interest rates of 8.6%. As of December 31, 2005 and 2004, the principal balance was $2.9 million and $4.7 million, respectively, and is included under Notes Payable in the above table. In July 2004, approximately $2.1 million of these borrowings were paid directly to a vendor by Merrill Lynch Capital for an equipment acquisition and is reflected on our consolidated statement of cash flows as a non-cash investing and financing activity.
      We entered into a second secured financing arrangement with Merrill Lynch pursuant to which we borrowed $1.9 million in May 2005 and $4.5 million in November 2005, at fixed rates of 8.6% and 9.3%, respectively. In each case the principal and accrued interest is payable in 36 consecutive monthly installments. Principal payments on the May loan commenced July 1, 2005 and the November loan commences principal payments January 2006. We have the option to prepay the outstanding balance after 18 months but prior to 24 months subject to a premium of 3%, and if paid thereafter, accompanied by a premium of 1%. The borrowing arrangement is secured by telecommunications switching and computer equipment. As of December 31, 2005, the principal balance of $6.0 million is included under Notes payable in the above table.
      In May 2004, we completed financing agreements for various network equipment with Cisco Systems Capital. These financing agreements were comprised of $1.4 million of equipment capital leases and a $1.6 million note payable exchanged for a 36-month maintenance services agreement. These transactions are reflected on the consolidated statement of cash flows as a non-cash investing and financing activity, and a non-cash operating and financing activity. As of December 31, 2005 and 2004, the principal balance of the capital lease was $0.7 million and $1.1 million, respectively, and is included under Capital lease obligations in the above table. As of December 31, 2005 and 2004, the balance of the note payable was $0.7 and $1.3 million, respectively, and is included under Notes Payable in the above table.
      During the third quarter of 2003, we leased $0.8 million of equipment over a period of 24 months. This transaction is reflected on our consolidated statement of cash flows as a non-cash investing and financing activity. As of December 31, 2005, the principal balance was paid in full. As of December 31, 2004, the principal balance was $0.2 million and is included under Capital lease obligations in the above table.
      In November 2005, the we entered into a Loan and Security Agreement (“Agreement”) with Comerica Bank, which provides for up to $5 million of revolving advances and up to $15 million of term loans, subject to certain conditions. Any revolving advances are not to exceed 80% of eligible accounts receivables and are due and payable in full on November 9, 2007. There were no revolving advances outstanding as of December 31, 2005.
      The term loan portion of the Agreement, which is to be used within certain limitations to finance capital equipment expenditures and acquisitions or to refinance our Senior Notes, is structured into two tranches; the first includes all term loan borrowings through June 9, 2006, at which point it expires, and shall be payable in thirty-one equal monthly installments commencing July 1, 2006. The second tranche starts June 10, 2006 and continues through January 9, 2007 at which point it expires, and shall be payable in twenty-four equal monthly installments commencing February 1, 2007.
      Rates for borrowings under the Agreement float and are based, at our election, at 2.75% above a Eurodollar rate for the revolving advances and 3.75% above a Eurodollar rate for the term loans or Comerica’s prime rate for the revolving advances and Comerica’s prime rate plus 0.5% for the term loans. We have selected the bank prime rate for the current term loan. The Agreement is secured by all of our personal property and requires us to maintain certain financial and restrictive covenants. As of December 31, 2005 we had borrowed $2.5 million under term loans, which is included under Notes Payable in the above table and were in compliance with all required covenants.
      Future uses and sources of cash. Our principal sources of funds for 2006 are anticipated to be current cash and short-term investment balances, cash flows from operating activities and existing lines of credit. We believe that these funds will provide us with sufficient liquidity and capital resources for us to fund our business plan for the next 12 months. No assurance can be given, however, that this will be the case. We may also seek to obtain leases or additional lines of credit in 2006. There can be no assurance that additional lines of credit or leases will be made available to us on terms that we find acceptable. We discuss our material contractual obligations in the table below. As currently contemplated, we expect to fund, among other things:

•	interest payments of approximately $5.7 million on Senior Notes and other notes;

•	anticipated capital expenditures of approximately $20.0 million; and

•	capital lease payments (including interest) of approximately $0.5 million.
      The foregoing statements do not take into account (i) acquisitions, which, if made, are expected to be funded through a combination of cash and equity (ii) the repurchase of any of our remaining outstanding Senior Notes or (iii) any potential payments made in respect of adjustments which may arise from our ongoing tax audits. Depending upon our rate of growth and profitability, among other things, we may require additional equity or debt financing to meet our working capital requirements or capital needs. There can be no assurance that additional financing will be available when required, or, if available, will be on terms satisfactory to us. Key factors which could affect our liquidity include:

•	future demand of our services;

•	financial stability of our customers;

•	outcomes of regulatory proceedings involving intercarrier compensation;

•	capital expenditures;

•	our debt payments;

•	capital lease repayments;

•	interest expense on debt; and

•	development and market rollout of new service offerings.

      Our significant contractual obligations at December 31, 2005 were as follows:

	1 Year or	2-3	4-5	Over 5
	Less	Years	Years	Years	Total

	(Dollars in thousands)
Operating leases	$8,985	$6,711	$1,343	$—	$17,039
Senior Notes	—	—	36,102	—	36,102
Capital leases	481	170	—	—	651
Notes Payable	4,910	7,167	82	—	12,159

Total	$14,376	$14,048	$37,527	$—	$65,951

Off balance sheet arrangements
      At December 31, 2005, 2004, and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.
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
Application of Critical Accounting Policies
      Critical Accounting Policies. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses for the reporting period. We consider the following accounting policies to be critical policies due to the estimation processes involved in each:

•	revenue recognition;

•	provision for doubtful accounts receivable;

•	estimated settlements of disputed billings;

•	impairment for long-lived assets;
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
      Non-refundable up-front payments received for installation services and installation related costs, are recognized as revenue and expensed ratably over the term of the service contracts, generally 24 to 36 months.
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
      Some ILECs with which we have interconnection agreements had withheld payments from amounts billed by us under their agreements. The process of collection of intercarrier compensation can be complex and subject to interpretation of regulations and laws. This can lead to the requirement for negotiated settlements between us and the ILEC where we agree to accept a portion of what we believe is owed to us. These settlements generally reflect the mutual agreements of both parties that exist at the date of the settlement. Settlements were entered into with ILECs whereby the ILECs paid us an aggregate of $2.2 million in 2005 and $10.7 million in 2004. The settlements were included in revenues.
      Provision for doubtful accounts receivable. Provisions for allowances for doubtful accounts receivable are estimated based upon:

•	historical collection experience;

•	customer delinquencies and bankruptcies;

•	information provided by our customers;

•	observance of trends in the industry; and

•	other current economic conditions.
      At December 31, 2005 our provision for doubtful accounts receivable was $0.4 million, which represented approximately 4.5% of accounts receivable. If an additional 1% of our gross accounts receivable were deemed to be uncollectible at December 31, 2005, our provision for doubtful accounts and provision for bad debt expense would increase by approximately $0.1 million. If this information does not properly reflect future collections, our accounts receivable balance could be subject to change.
      Estimated settlements for disputed billings. During the ordinary course of business, we may be billed for carrier traffic for which management believes we are not responsible. In such instances, we may dispute with the appropriate vendor and withhold payment until the matter is resolved. Our current disputes are primarily related to incorrect facility rates or incorrect billing elements we believe we are being charged. Management regularly reviews and monitors all disputed items and, based on industry experience, records an accrual that represents what we estimate that we owe on the disputed billings. Although we continue to actively try to expedite resolutions, often times the state Public Utilities Commission must become involved to arbitrate such agreements. This process is often not timely and resolutions are often subject to appeal. As of December 31, 2005, the Company has accrued approximately $1.6 million, representing approximately 55.2% of the gross amount of disputes in negotiation at this time. If resolutions to items in negotiation are favorable or unfavorable to management’s estimations, our reserve for disputed items may be subject to change.
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
      We are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. As of December 31, 2005 all of our investments are in cash equivalents. Currently this reduces our exposure to long-term interest rate changes. A hypothetical 1% decrease in short-term interest rates would reduce the annualized pretax interest income on our $26.7 million cash and cash equivalents at December 31, 2005 by approximately $0.3 million.

Item 8.	Financial Statements and Supplementary Data
      Our consolidated financial statements required by Item 8, together with the notes thereto and the reports thereon of the independent public accountants dated March 27, 2006, February 25, 2005, and February 13, 2004 are set forth on pages F-1 through F-34 of this Form 10-K. The consolidated financial statement schedule listed under Item 15(a)2 is set forth on page F-35 of this Form 10-K and should be read in conjunction with our consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      On September 16, 2005, the Audit Committee of our Board of Directors accepted the resignation of BDO Seidman, LLP (BDO) as our independent accountants, and approved the engagement of Macias Gini & Company LLP (MGC) as our independent accountants for the fiscal year ended December 31, 2005.
      BDO provided auditing services to us for the year ended December 31, 2004. During this time, which specifically includes the fiscal year ended December 31, 2004, and the subsequent interim period through September 16, 2005, there were no disagreements between BDO and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to BDO’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with its reports. Furthermore, there were no reportable events described under Item 304(a)(1)(v) of Regulation S-K.
      The audit report issued by BDO on our consolidated financial statements as of and for the year ended December 2004 did not contain an adverse opinion, or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.
      During the year ended December 31, 2004 and through September 16, 2005, we did not consult with MGC regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.	Controls and Procedures
      As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, together with the other members of management participating in the evaluation, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
      There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 but was not reported.
PART III
Items 10, 11, 12, 13 and 14.
      Information concerning Executive Officers of the Company is included in this Annual Report in Item 4A under the caption “— Executive Officers of the Registrant.” Information required by Items 10, 11, 12 13, and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from Pac-West Telecomm, Inc.’s Proxy Statement, to be delivered to its shareholders in connection with its Annual Meeting of Shareholders to be held June 14, 2006, which is expected to be filed with the Securities Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, all of which information is hereby incorporated by reference, in and made part of, this Annual Report on Form 10-K.
PART IV

Item 15.	Exhibits, Financial Statement Schedule

(a)(1) Financial Statements
      The consolidated financial statements of Pac-West Telecomm, Inc. and its subsidiaries for the year ended December 31, 2005, together with the Reports of Independent Public Accountants, are set forth on Pages F-1 through F-34 of this annual report on Form 10-K. The supplemental financial information listed and appearing hereafter should be read in conjunction with the consolidated financial statements included in the Form 10-K.

(2) Financial Statement Schedules
      The following are included in Part IV of this annual report on Form 10-K for each of the years ended December 31, 2005, 2004 and 2003 as applicable:

Schedule II — Valuation and Qualifying Accounts	F-35
      Financial statement schedules not included in this Form 10-K have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto, included in this annual report on Form 10-K.

(3) Exhibits
      The exhibits are filed herewith pursuant to Item 601 of Regulation S-K.

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated June 26, 2000.)
3.2	Certificate of Determination of Series A Junior Participating Preferred Stock of Pac-West Telecomm, Inc. (incorporated herein by reference to Exhibit 1 to the Corporation’s Form 8-A filed with the Securities and Exchange Commission on August 31, 2005). (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 30, 2005.)
3.3	Amended and Restated Bylaws of Pac-West Telecomm, Inc., amended and restated as of September 21, 2004. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 21, 2004.)

Exhibit
No.		Description

4.1		Form of certificate representing common stock of Pac-West Telecomm, Inc. (Incorporated reference to Exhibit 4.1 to the Company’s Registration Statement (No. 333-86607).)
4.2		Rights Agreement dated as of August 30, 2005 between Pac-West Telecomm, Inc. and Wachovia Bank, National Association, as Rights Agent, including the form of Certificate of Determination of Series A Junior Participating Preferred Stock of Pac-West Telecomm, Inc. attached thereto as Exhibit A, the form of Right Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C (incorporated herein by reference to Exhibit 2 to the Corporation’s Form 8-A). (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 30, 2005.)
10.1		Registration Rights Agreement, dated September 16, 1998, between Pac-West, John K. La Rue, Bay Alarm Company, certain investors and certain executives. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement (No. 333-86607).)
10	.2(a)	Pac-West Telecomm, Inc. 1999 Stock Incentive Plan. (Incorporated by reference to 10.6(a) to the Company’s Registration Statement (No. 333-76779).)
+10	.2(b)	Pac-West Telecomm, Inc. 1999 Stock Incentive Plan form of notice of Stock Option Award and Stock Option Award Agreement between Pac-West and its grantees as designated. (Incorporated by reference to Exhibit 10.6(b) to the Company’s Registration Statement (No. 333-76779).)
10.3		Lease Agreement, dated as of June 23, 1995, as amended, by and between Geremia Brothers and Pac-West for 4202 and 4210 Coronado Avenue, Stockton, California. (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement (No. 333-76779).)
10.4		Lease Agreement, dated as of July 3, 1996, as amended, by and between One Wilshire Arcade Imperial, Ltd., Paramount Group, Inc. and Pac-West for 624 South Grand Avenue, Los Angeles, California. (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement (No. 333-76779).)
10.5		Balco Properties Office Lease, dated as of November 10, 1998, by and between Balco Properties and Pac-West for Franklin Building, 1624 Franklin Street, Suites 40, 100, Mezzanine, 201, 203, 210, 214 and 222, Oakland, California. (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement (No. 333-76779).)
10.6		Lease Agreement, dated as of December 17, 1998, by and between Wing Fong & Associates LLC and Pac-West for 302 and 304 East Carson Street, Las Vegas, Nevada. (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement (No. 333-76779).)
10.7		Indenture, dated January 29, 1999 between Pac-West Telecomm, Inc. and Norwest Bank Minnesota, N.A., pursuant to which the Series B 13 1/2 % Notes due 2009 will be issued. (Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement (No. 333-76779).)
10.8		Agreement for Local Wireline Network Interconnection and Service Resale between Pac — West Telecomm, Inc. and U S West Communications, Inc. for the State of Washington executed September 2, 1999. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K For the period ending December 31, 1999.)
10.9		Agreement for Local Wireline Network Interconnection Between Citizens Telecommunication Company of California, Inc. and Pac-West Telecomm, Inc. dated November 1, 1999. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999.)
10.10		Agreement for Local Wireline Network Interconnection and Service Resale Between Pac — West Telecomm, Inc. and U S West Communications, Inc. for the State of Arizona dated September 2, 1999. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999.)

Exhibit
No.		Description

10.11		Lease agreement, dated as of September 10, 1999, by and between David A. and Sandra L. Sabey and Pac-West Telecomm, Inc. for 12201 Tukwila International Blvd., Building B, Second Floor, Tukwila, Washington. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999.)
10.12		Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Nevada Bell and Pac-West Telecomm, Inc. executed August 25, 1999. (Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)
10.13		Pac-West Telecomm, Inc. and U S West Communications, Inc. Interconnection Agreement for the State of Oregon dated January 31, 2000. (Incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)
10.14		Adoption Letter dated February 2, 2000 between Pac-West Telecomm, Inc. and GTE Northwest Incorporated of Interconnection, Resale and Unbundling Agreement Between GTE Northwest Incorporated and Electric Lightwave, Inc. for the State of Oregon. (Incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)
10.15		Interconnection, Resale and Unbundling Agreement between GTE Northwest Incorporated and Electric Lightwave, Inc. for the State of Oregon. (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)
10.16		Lease Agreement, dated as of February 4, 2000, by and between North Valley Tech LLC and Pac-West Telecomm, Inc. for E. 84th Avenue, Suite 100, Thornton, Colorado. (Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)
10.17		Lease Agreement, dated February 4, 2000, by and between Park Central Mall, L.L.C. and Pac-West Telecomm, Inc. for 3110 North Central Avenue, Suite 75, Building 2, Phoenix, Arizona. (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)
10.18		Lease Agreement, dated March 8, 2000, by and between Stockton March Partners and Pac-West Telecomm, Inc. for 1776 West March Lane, Stockton, California. (Incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000.)
10	.19(a)	IRU Agreement, dated June 30, 2000, by and between Qwest Communications Corporation and Pac-West Telecomm, Inc. (Confidential Materials omitted and filed separately with the Securities and Exchange Commission) (Incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000.)
10	.19(b)	Amendment No 1 to IRU Agreement dated May 15, 2001, between Pac-West Telecomm, Inc. and Qwest Communications Corporation. (Incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000.)
10	.19(c)	Amendment No 2 to IRU Agreement dated June 28, 2002, between Pac-West Telecomm, Inc. and Qwest Communications Corporation. (Incorporated by reference to Exhibit 10.43(c) to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002.)
+10	.20	2000 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10 .47 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000.)
10.21		Lease Agreement, dated August 29, 2000, by and between Boyd Enterprises Utah, LLC and Pac-West Telecomm, Inc. for 2302 S. Presidents Drive, West Valley City, Utah. (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.)
10.22		Interconnection Agreement between Pacific Bell Telephone Company d/b/a SBC Pacific Bell Telephone Company and Pac-West Telecomm, Inc. for the State of California dated May 15, 2003. (Incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.)

Exhibit
No.		Description

10.23		Interconnection Agreement between Verizon California Inc. and Pac-West Telecomm, Inc. for the State of California dated May 28, 2003. (Incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.)
+10	.24	Executive agreement dated as of July 1, 2003, made by and between us and Henry R. Carabelli, Chief Executive Officer (Incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.) First amendment dated December 28, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 28, 2005.)
10.25		First Supplemental indenture, dated November 25, 2003 by and between us and Wells Fargo Bank Minnesota, N.A. (formerly known as Norwest Bank Minnesota, National Association), as trustee in connection with certain amendments to the Indenture, dated as of January 29, 1999, relating to the Company’s 13.5% Series A and B Senior Notes due 2009. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated November 26, 2003.)
10.26		Senior secured promissory note, dated December 19, 2003, between us and Deutsche Bank AG — London acting through DB Advisors, LLC. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 19, 2003.)
10.27		Warrant to purchase shares of our common stock, dated December 19, 2003 issued to Deutsche Bank AG — London acting through DB Advisors, LLC. (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 19, 2003.)
10.28		Registration rights agreement, dated December 19, 2003, between us and Deutsche Bank AG — London acting through DB Advisors, LLC. (Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 19, 2003.)
10.29		Guaranty and security agreement, dated December 19, 2003, between us and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 19, 2003.)
+10	.30	Separation agreement dated October 21, 2003 between us and Wallace W. Griffin. (Incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)
+10	.31	Performance unit award agreement, dated December 29,2003, between us and Henry R. Carabelli, Chief Executive Officer. (Incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)
10.32		Network interconnection agreement, dated February 9, 2004 between us and Cox Arizona Telcom, LLC. (Incorporated by reference to Exhibit 10.79 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.)
10.33		Loan facility, dated May 20, 2004 between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
10.34		Term loan and security agreement, dated May 21, 2004, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.81 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
10.35		Collateral installment note, dated May 21, 2004, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
10.36		Amendment to Collateral installment note, dated May 21, 2004, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.83 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
10.37		Term loan and security agreement, dated July 2, 2004, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.84 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)

Exhibit
No.		Description

10.38		Collateral installment note, dated July 2, 2004, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
10.39		Settlement agreement between the Company and SBC California dated July 28, 2004. (Incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
+10	.40	Agreement regarding compensation on change of control dated August 17, 2004, made by and between the Company and H. Ravi Brar, Chief Financial Officer. (Incorporated by reference to Exhibit 10.88 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)
+10	.41	Agreement regarding compensation on change of control dated August 17, 2004, made by and between the Company and Michael Hawn, Vice President Customer Network Services. (Incorporated by reference to Exhibit 10.89 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)
+10	.42	Agreement regarding compensation on change of control dated August 17, 2004, made by and between the Company and John Sumpter, Vice President Regulatory. (Incorporated by reference to Exhibit 10.90 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)
+10	.43	Amendment No. 1 to the Settlement Agreement between the Company and SBC California dated October 19, 2004. (Incorporated by reference to Exhibit 10.91 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)
+10	.44	Employee Stock Purchase Plan amended and restated June 16, 2004. (Incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10.45		Asset Purchase Agreement dated December 17, 2004, as amended, by and between the Company and U.S. TelePacific Corp. (Incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10.46		Amendment No. 1 to Asset Purchase Agreement dated March 11, 2005, by and between the Company and U.S. TelePacific Corp. (Incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10.47		Payoff Letter and Release dated December 17, 2004, by and between the Company and Deutsche Bank AG — London. (Incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10.48		Transition Service Agreement dated December 17, 2004, as amended, by and between the Company and U.S. TelePacific Corp. (certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10.49		Dial Access Services Agreement between the Company and Qwest Communications Corporation dated January 31, 2002 and the following amendments: Amendment No. 1 dated June 28, 2002, Amendment No. 2 dated January 1, 2003, Amendment No. 3 dated May 21, 2003, Amendment No. 4 dated July 18, 2004 and Amendment No. 5 dated May 17, 2005 (certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment). (Incorporated by reference to Exhibits 10.72 — 10.77 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.)
10.50		Term loan and security agreement, dated May 27, 2005, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.78 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.)
10.51		Collateral installment note, dated May 27, 2005, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.79 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.)

Exhibit
No.		Description

10.52		Agreement and amendment dated October 6, 2005 to(i) Asset Purchase Agreement, made as of December 17, 2004, as amended and (ii) Transition Services Agreement, made December 17, 2004 (certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment). (Incorporated by reference to Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.)
+10	.53	Notice of Restricted Stock Bonus Award dated December 28, 2005 by Pac-West Telecomm, Inc. to Henry R. Carabelli. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 28, 2005.)
10.54		First Amendment to Loan and Security Agreement dated as of November 30, 2005, by and between Comerica Bank and Pac-West Telecomm, Inc., Pac-West Telecom of Virginia, Inc., PWT Services, Inc., and PWT of New York, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 2, 2005.)
10.55		Loan and Security Agreement dated as of November 9, 2005, by and between Comerica Bank and Pac-West Telecomm, Inc., Pac-West Telecom of Virginia, Inc., PWT Services, Inc., and PWT of New York, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 9, 2005.)
10.56		Letter from BDO Seidman, LLP to the Securities and Exchange Commission, dated September 16, 2005. (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated September 16, 2005.)
*10	.57	Network Interconnection Agreement between Cox California Telecom, LLC and Pac-West Telecomm, Inc. for the State of California, dated November 17, 2003
*10	.58	Term loan and security agreement, dated November 30, 2005, between the Company and Merrill Lynch Capital.
*10	.59	Collateral installment note, dated November 30, 2005, between the Company and Merrill Lynch Capital.
*21	.1	Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)
*23	.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
*23	.2	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm.
*23	.3	Consent of Macias Gini & Company LLP, Independent Registered Public Accounting Firm.
*31	.1	Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification by H. Ravi Brar, Chief Financial Officer and Vice President of Human Resources pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification by H. Ravi Brar, Chief Financial Officer and Vice President of Human Resources pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Newly filed with this report

+	Management contract or compensatory plan or arrangement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 2006.

Pac-West Telecomm, Inc.
Registrant

By:	/s/ Henry R. Carabelli

Henry R. Carabelli
Chief Executive Officer
Date: March 29, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Henry R. Carabelli Henry R. Carabelli	President and Chief Executive Officer (Principal Executive Officer)

/s/ H. Ravi Brar H. Ravi Brar	Chief Financial Officer and Vice President of Human Resources (Principal Financial Officer)

/s/ Michael L. Sarina Michael L. Sarina	Vice President Finance (Principal Accounting Officer)

/s/ Wallace W. Griffin Wallace W. Griffin	Chairman of the Board

/s/ Jerry L. Johnson Jerry L. Johnson	Director

/s/ David G. Chandler David G. Chandler	Director

/s/ Samuel A. Plum Samuel A. Plum	Director

/s/ Thomas A. Munro Thomas A. Munro	Director

/s/ Timothy A. Samples Timothy A. Samples	Director

S-1

Signature	Title

/s/ William H. Davidson William H. Davidson	Director

/s/ Frederick D. Lawrence Frederick D. Lawrence	Director

S-2

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Pac-West Telecomm, Inc.
Stockton, California
      We have audited the accompanying consolidated balance sheet of Pac-West Telecomm, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. We have also audited the accompanying financial statement schedule for the year ended December 31, 2005. The financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement and schedule. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pac-West Telecomm, Inc. and subsidiaries at December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ Macias Gini & Company LLP
Sacramento, California
March 27, 2006

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
February 25, 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Pac-West Telecomm, Inc.
      We have audited the accompanying consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows of Pac-West Telecomm, Inc. and subsidiaries for the year ended December 31, 2003. In connection with our audit of the consolidated financial statements, we have also audited the accompanying financial statement schedule for the year ended December 31, 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Pac-West Telecomm, Inc. and subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2003 information in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Mountain View, California
February 13, 2004

PAC-WEST TELECOMM, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004
(In thousands except share and per share data)

	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,681	$32,265
Short-term investments	—	10,501
Trade accounts receivable, net of allowances of $368 and $366 as of December 31, 2005 and 2004, respectively	7,806	12,277
Receivable from transition service agreement	1,170	—
Prepaid expenses	2,755	5,265
Other current assets	374	548

Total current assets	38,786	60,856
PROPERTY AND EQUIPMENT, net	39,458	43,413
GOODWILL	—	119
OTHER ASSETS, net	1,079	2,664

Total assets	$79,323	$107,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,578	$5,684
Current obligations under notes payable and capital leases	5,392	2,889
Accrued interest	2,032	2,208
Other accrued liabilities	8,309	12,445
Deferred revenues	183	846

Total current liabilities	22,494	24,072
SENIOR NOTES	36,102	36,102
NOTES PAYABLE, less current portion	7,248	28,285
CAPITAL LEASES, less current portion	170	651
DEFERRED REVENUES, less current portion	72	353

Total liabilities	66,086	89,463

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value:
Authorized shares — 600,000 at December 31, 2005
Issued and outstanding shares — none at December 31, 2005	—	—
Common stock, $0.001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 37,204,093 and 36,792,426 at December 31, 2005 and 2004, respectively	37	37
Additional paid-in capital	191,319	204,540
Deferred stock compensation	(373)	(565)
Accumulated deficit	(177,721)	(186,309)
Accumulated other comprehensive loss	(25)	(114)

Total stockholders’ equity	13,237	17,589

Total liabilities and stockholders’ equity	$79,323	$107,052

See notes to the consolidated financial statements.

PAC-WEST TELECOMM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands except per share data)

	Years Ended December 31,

	2005	2004	2003

REVENUES	$90,933	$124,006	$134,640

COSTS AND EXPENSES:
Network expenses (exclusive of depreciation shown separately below)	39,735	39,834	36,286
Selling, general and administrative	54,197	58,065	59,217
Reimbursed transition expenses	(10,583)	—	—
Depreciation and amortization	13,452	32,565	44,000
Restructuring charges	624	516	125
Impairment of assets	—	54,898	—

Total operating expenses	97,425	185,878	139,628

Loss from operations	(6,492)	(61,872)	(4,988)

OTHER (INCOME) EXPENSE:
Interest expense	7,123	12,515	13,520
Interest income	(677)	(409)	(477)
Gain on sale of enterprise customer base	(24,110)	—	—
Loss on extinguishment of debt	2,138	—	3,689
Loss on asset dispositions, net	289	1,055	30
Other income	(33)	—	—

Total other (income) expense, net	(15,270)	13,161	16,762

INCOME (LOSS) BEFORE INCOME TAXES	8,778	(75,033)	(21,750)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	190	—	(6,500)

Net income (loss)	$8,588	$(75,033)	$(15,250)

NET INCOME (LOSS) PER SHARE:
Basic	$0.23	$(2.05)	$(0.42)
Diluted	$0.22	$(2.05)	$(0.42)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	37,007	36,655	36,481
Diluted	38,640	36,655	36,481
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$8,588	$(75,033)	$(15,250)
Unrealized gain (loss) on investments, net of tax	90	(114)	—
Reclassification of realized (loss) gain on sale of investments, net of tax	(1)	—	156

Comprehensive income (loss)	$8,677	$(75,147)	$(15,094)

See notes to the consolidated financial statements.

PAC-WEST TELECOMM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

						Accumulated
				Note		Other
	Common Stock		Additional	Receivable		Comprehensive	Deferred	Total
			Paid-In	from	Accumulated	Income/	Stock	Stockholders’
	Shares	Amount	Capital	Shareholders	(Deficit)	(Loss)	Compensation	Equity

Balance, December 31, 2002	36,444	$36	$183,668	$(200)	$(96,026)	$(156)	$(86)	$87,236
Exercise of stock options	69	1	68	—	—	—	—	69
Note receivable from stockholder	—	—	—	200	—	—	—	200
Warrants issued with Senior Secured Note	—	—	20,004	—	—	—	—	20,004
Issuance of shares under Employee Stock Purchase Plan	78	—	38	—	—	—	—	38
Reclassification of realized gain on sale of investments	—	—	—	—	—	156	—	156
Deferred stock compensation	—	—	683	—	—	—	(683)	—
Amortization of deferred stock compensation	—	—	—	—	—	—	11	11
Net loss	—	—	—	—	(15,250)	—	—	(15,250)

Balance, December 31, 2003	36,591	37	204,461	—	(111,276)	—	(758)	92,464
Exercise of stock options	86	—	40	—	—	—	—	40
Issuance of shares under Employee Stock Purchase Plan	115	—	110	—	—	—	—	110
Unrealized loss on investments	—	—	—	—	—	(114)	—	(114)
Amortization of deferred stock compensation and other	—	—	8	—	—	—	193	201
Deferred financing fees	—	—	(79)	—	—	—	—	(79)
Net loss	—	—	—	—	(75,033)	—	—	(75,033)

Balance, December 31, 2004	36,792	37	204,540	—	(186,309)	(114)	(565)	17,589
Exercise of stock options	321	—	191	—	—	—	—	191
Issuance of shares under Employee Stock Purchase Plan	91	—	78	—	—	—	—	78
Unrealized gain on investments	—	—	—	—	—	89	—	89
Amortization of deferred stock compensation	—	—	—	—	—	—	192	192
Value of warrants retired	—	—	(13,490)	—	—	—	—	(13,490)
Net income	—	—	—	—	8,588	—	—	8,588

Balance, December 31, 2005	37,204	$37	$191,319	$—	$(177,721)	$(25)	$(373)	$13,237

See notes to the consolidated financial statements.

PAC-WEST TELECOMM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	Years Ended December 31,

	2005	2004	2003

OPERATING ACTIVITIES:
Net income (loss)	$8,588	$(75,033)	$(15,250)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,452	32,565	44,000
Amortization of deferred financing costs	304	703	434
Amortization of discount on note payable	1,262	5,498	156
Amortization of deferred stock compensation	192	200	11
Impairment of assets	—	54,898	—
Loss on extinguishment of debt	2,138	—	3,689
Gain on sale of enterprise customer base	(24,110)	—	—
Net loss on disposal of property	289	1,055	30
Provision for doubtful accounts	278	(183)	192
Deferred income tax benefit	—	—	(5,246)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in trade accounts receivable	1,556	(4,314)	4,727
Increase in receivable from transition service agreement	(1,170)	—	—
Decrease (increase) in prepaid expenses and other current assets	4,285	(604)	1,098
Decrease in other assets	287	265	31
Increase (decrease) in accounts payable	894	(414)	(4,204)
Increase (decrease) in accrued interest	104	744	(3,426)
Decrease in other accrued liabilities	(963)	(2,604)	(7,828)

Net cash provided by operating activities	7,386	12,776	18,414

INVESTING ACTIVITIES:
Purchases of property and equipment	(12,231)	(7,132)	(4,980)
Redemptions (purchases) of short-term investments, net	10,590	(10,615)	29,365
Proceeds from disposal of equipment	99	148	75
Costs of acquisitions, net of cash received	—	(587)	—
Proceeds from sale of enterprise customer base	26,953	—	—
(Returns) deposits/other associated with the enterprise customer base sale	(3,536)	3,500	—
Other	200	—	—

Net cash provided by (used in) investing activities	22,075	(14,686)	24,460

FINANCING ACTIVITIES:
Proceeds from repayment of note receivable from stockholder	—	—	200
Net proceeds from borrowing under note payable	8,971	3,322	40,049
Repayments on Fiber IRU	—	—	(4,200)
Repayments on notes payable	(43,603)	(1,048)	(59,015)
Principal payments on capital leases	(632)	(2,668)	(8,177)
Payments for deferred financing costs	(50)	(237)	(5,205)
Proceeds from the issuance of common stock	269	149	81

Net cash (used in) financing activities	(35,045)	(482)	(36,267)

Net (decrease) increase in cash and cash equivalents	(5,584)	(2,392)	6,607
CASH AND CASH EQUIVALENTS:
Beginning of year	32,265	34,657	28,050

End of year	$26,681	$32,265	$34,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,731	$5,584	$16,413
Income taxes	$495	$—	$161
Non-cash Operating and Financing Activities:
Prepaid maintenance agreement financed by notes payable	$—	$1,624	$—
Capitalized interest on Senior Secured Note	$—	$634	$—
Non-cash Investing and Financing Activities:
Equipment acquisitions financed by notes payable	$—	$2,075	$—
Equipment acquisitions on capital lease obligation	$—	$1,376	$765
See notes to the consolidated financial statements.

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.	Summary of Significant Accounting Policies

Description of Business
      Pac-West Telecomm, Inc. (the Company) is an independent provider of integrated communications solutions that enable communication providers to use our network and services as an alternative to building and maintaining their own network. The Company’s customers include Internet service providers (ISPs), enhanced communications service providers (ESPs) and other direct providers of communication services to business or residential end-users, collectively referred to as service providers, or SPs. In connection with the Company’s transition to a business model based upon enabling other communication service providers, on March 11, 2005, the Company sold substantially all of its enterprise customer base to U.S. TelePacific Corp. (TelePacific) while retaining its associated network assets. Under the terms of this transaction, TelePacific acquired certain assets and assumed certain liabilities associated with the Company’s Enterprise customers in exchange for $27.0 million in cash (see Note 2).

Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries since the date of acquisition. All intercompany accounts and transactions have been eliminated.

Critical Accounting Policies
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses:
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
      The Company recognizes revenues from service access agreements as the service is provided, except for intercarrier compensation fees paid by our intercarrier customers for completion of their customers’ calls through our network, and access charges paid by carriers for long distance traffic terminated on our network. The rights of competitive local exchange carriers (CLECs), to receive this type of compensation are the subject of numerous regulatory and legal challenges. Until this issue is ultimately resolved, the Company will

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
continue to recognize intercarrier compensation as revenue when the price becomes fixed and determinable and collectibility is reasonably assured.
      Some Incumbent Local Exchange Carriers (ILECs) with which the Company has interconnection agreements have withheld payments from amounts billed by the Company under their agreements. The process of collection of intercarrier compensation can be complex and subject to interpretation of regulations and laws. This can lead to the requirement for negotiated settlements between the Company and the ILEC where it agrees to accept a portion of what it believes is owed to it. These settlements generally reflect the mutual agreements of both parties that exist at the date of the settlement. Revenues from settlements with ILECs were $2.2 million in 2005, $10.7 million in 2004 and $5.7 million in 2003.
      Non-refundable up-front payments received for most installation services are deferred and recognized as revenue ratably over the average term of our customer service contracts, generally 36 months. Similarly, expenses incurred related to installation are deferred and recognized ratably over the average term of the related vendor contracts, generally 24 months.
      Provision for doubtful accounts receivable. The Company estimates the provision for doubtful accounts receivable based upon the following factors:

•	historical collection experience;

•	customer delinquencies and bankruptcies;

•	information provided by the Company’s customers;

•	observance of trends in the industry; and

•	other current economic conditions.
      Estimated settlements for disputed billings. During the ordinary course of business, the Company may be billed at incorrect rates or for carrier traffic that management believes the Company is not responsible for. Accordingly, the Company will dispute the billing with the vendor and withhold payment until the matter is resolved. The Company’s current disputes are primarily related to incorrect facility rates or incorrect billing elements the Company believes it is being charged. Management regularly reviews and monitors all disputed items and records an accrual that represents what it believes it may pay to settle the dispute. Although the Company continues to actively try and expedite resolutions, often times the state Public Utilities Commission becomes involved in the arbitration of these agreements. This process is often lengthy and resolutions are often subject to appeal. As of December 31, 2005, the Company accrued approximately $1.6 million representing management’s best estimate of expected settlements of disputes currently in negotiation. If resolutions to items in negotiation are favorable or unfavorable relative to management’s estimations, the Company’s reserve for disputed items may be subject to change.
      Long-lived assets. In 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company evaluates its long-lived assets if events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the potential undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, it is written down to its fair value. This is assessed based on factors specific to the type of asset. In assessing the recoverability of these assets, the Company must make assumptions regarding, among other things, estimated future cash flows to determine the fair value of the respective assets. If these estimates and the related assumptions change, the Company may be required to record additional impairment charges for these assets in the future. During 2004, the Company recorded impairment charges of $54.9 million.

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Significant Accounting Policies
      Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation. Prior year reclassifications were all balance sheet items and had no effect on results of operations or equity.
      Fair Value of Financial Instruments. The carrying value of the Company’s cash and cash equivalents, marketable debt and equity securities, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. Based on quotations from an investment bank, the fair value of the Company’s Senior Notes as of December 31, 2005 and 2004 was $35.7 million and $36.2 million, respectively. The fair value of the Company’s other notes payable are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities and approximate their carrying value.
      Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
      Short Term Investments. All investments with a maturity of greater than three months at the date of purchase are accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All investments as of December 31, 2005 and 2004 were classified as available-for-sale and carried at fair value. Gross realized gains and losses, which are determined on the specific identification basis, were insignificant and included in interest income in the accompanying consolidated statements of operations and comprehensive income (loss). Differences between cost and fair value (unrealized gains and losses) are recorded as other comprehensive income (loss), a separate component of stockholders’ equity.
      Property and Equipment. Property and equipment is stated at cost and includes network and other communication equipment, equipment under capital leases, office furniture, business software and computer equipment, vehicles, leasehold improvements, and projects in progress. Expenditures for repairs and maintenance, which do not extend the useful life of the property and equipment are charged to expense as incurred. Depreciation and amortization is computed using the straight-line method using their estimated useful lives.
      Network expenses. Network expenses are comprised mainly of leased transport charges, usage charges for long distance and intrastate calls and, to a lesser extent, intercarrier compensation that the Company pays to other companies related to calls that originate with a Pac-West customer and terminate on the network of an ILEC or other CLEC. The Company’s leased transport charges include the lease payments it incurs for the transmission facilities, or circuits, used to connect its customers to its switches and to connect to ILEC and CLEC networks. The Company does not include any significant employee costs in network expenses.
      Stock-Based Compensation. The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for its stock based compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to disclose pro forma information regarding options granted to its employees based on specified valuation techniques that produce estimated compensation charges. The Company uses the Black-Scholes option-pricing model to derive theoretical fair value of employee stock option grants. These amounts have not been reflected in the Company’s consolidated statements of operations and comprehensive income (loss) because no compensation arises when the price of the employees’ stock options equals the market value of the underlying stock at the date of grant, as in the Company’s case. If compensation expense for the Company’s stock-based compensation plans had been determined in accordance with the fair value as prescribed in

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 123, the Company’s net income (loss) per share for the years ended December 31, 2005, 2004, and 2003 would have been as follows:

	2005	2004	2003

	(Dollars in thousands except per
	share amounts)
Net (loss) income as reported	$8,588	$(75,033)	$(15,250)
Total stock-based employee compensation included in reported net loss/income, net of tax	192	200	8
Total stock-based employee compensation determined under the fair value based method	(622)	(1,366)	(1,299)

Pro forma	$8,158	$(76,199)	$(16,541)
Basic net (loss) income per common share:
As reported	$0.23	$(2.05)	$(0.42)
Pro forma	$0.22	$(2.08)	$(0.45)
Diluted net (loss) income per common share:
As reported	$0.22	$(2.05)	$(0.42)
Pro forma	$0.21	$(2.08)	$(0.45)
      The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Risk-free interest rate	3.97%	2.95%	2.58%
Expected volatility	106%	110%	108%
Expected dividend yield	—	—	—
Expected life	4 years	4 years	4 years
Fair value of options granted	$0.78	$1.23	$0.83
      Income Taxes. The Company provides for income taxes under the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment dates. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Investment credits, if any, are recognized using the flow-through method.
      Accruals related to restructuring activities. During 2005, the Company recorded restructuring charges in connection with the completion of the sale of substantially all of its enterprise customer base to TelePacific on March 11, 2005, primarily consisting of employee separation costs. In estimating these charges, the Company made certain assumptions in regard to impacted employees including the length of time necessary to transition the service being provided by the employees to TelePacific. If the estimated transition time changes, the related restructuring charges could be subject to change.
      In June 2002 and August 2001, the Company approved and announced restructuring plans, which included, among other things, closing switch facilities in Colorado and Utah and consolidation of sales offices. In order to estimate rent expense related to these abandoned premises, the Company made certain assumptions including; (1) the time period over which the premises would remain vacant, (2) sublease terms,

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and (3) estimated sublease rents. In the case of the switching facilities, no sublease income was estimated due to the specialized nature of these facilities. If the Company is able to sublet or negotiate an early termination penalty for its abandoned switch facility in Colorado, the restructuring charge could be subject to change.

Recent Accounting Pronouncements
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial position, results of operations, or cash flows.
      In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment,” which provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment.” Among other items, the standard requires the Company to recognize compensation cost for all share-based payments, in the Company’s consolidated statements of operations and comprehensive income (loss). On April 14, 2005, the Securities and Exchange Commission (SEC) amended Regulation S-X to allow SEC registrants to delay the implementation date of SFAS No. 123R to the beginning of the first fiscal year after June 15, 2005. The Company implemented SFAS No. 123R beginning January 1, 2006. The Company has decided to use the modified prospective application for transitioning to this standard, which requires that SFAS No. 123R be applied to new and modified awards. Additionally, compensation cost for the portion of awards outstanding and unvested as of January 1, 2006 will be recognized as the requisite service is rendered based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. The Company does not expect its annual expense related to these awards to be significantly different from its 2005 disclosure of stock-based compensation under SFAS No. 123 as noted above.
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

Concentration of Customers and Suppliers
      During 2005 revenues from three customers accounted for 24.8%, 17.2% and 9.2% of revenues. During 2004 these same three customers accounted for 21.1%, 17.6% and 3.9% of revenues, respectively, and during 2003 accounted for 21.8%, 17.1% and 10.6% of revenues, respectively. During each of the years ended December 31, 2005, 2004 and 2003 no other customer accounted for more than 10.0% of total revenues. At December 31, 2005 no customer represented more than 10.0% of trade accounts receivable. In 2005, 2004 and 2003, the Company’s largest source of operating costs was attributable to a single ILEC that represented

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
45.2%, 40.3% and 37.3% of the Company’s network expenses during the years ended 2005, 2004 and 2003, respectively.

2.	Sale of Substantially All of the Enterprise Customer Base
      On March 11, 2005, the Company sold substantially all of its enterprise customer base to TelePacific while retaining the Company’s associated network assets. TelePacific acquired certain assets, such as property and equipment with a net book value of approximately $3.0 million and other assets with a carrying value of approximately $0.6 million, and assumed certain liabilities of approximately $0.7 million, in exchange for $27.0 million in cash. The Company recorded a gain of $24.0 million from this sale during the first quarter of 2005. Subsequent to the first quarter of 2005, the Company recorded a net gain of $0.1 million for adjustments associated with this sale and an amendment to the Asset Purchase Agreement (APA) as discussed below.
      In addition, on March 11, 2005, the Company entered into a Transition Service Agreement (TSA) with TelePacific that, among other things, obligates the Company to provide certain transition services to TelePacific at our estimated cost for a one-year period subject to extension for two additional three-month periods. The estimated costs to be reimbursed to the Company include network related and administrative support services which are provided exclusively to TelePacific and were capped at $10.5 million. In accordance with the TSA, TelePacific received a $2.0 million credit against future transition service costs. During the third quarter of 2005, the Company entered into an amendment with TelePacific to resolve certain disputed matters arising out of the APA and to amend and modify the TSA. The TSA amendment included, among other things, a credit to TelePacific of up to $0.5 million during the fourth quarter of 2005 against future transition services costs to be reimbursed to the Company, and the elimination of the $10.5 million cap. In January 2006, TelePacific exercised their first option to extend the transition period for an additional three months. This will extend the TSA transition period to June 12, 2006.
      For the year ended December 31, 2005, the Company recorded reimbursed transition expenses of $10.6 million in accordance with the TSA. The amounts are recorded as a reduction to costs and expenses on a separate line item in the consolidated statements of operations and comprehensive income (loss). Costs billed under the TSA are based upon estimated costs to the Company, and the Company anticipates that no profit will be recognized on the services performed under the TSA. The enterprise services are provided by the same network assets and maintained and operated by the same employee base as other services provided by the Company until TelePacific can transition the enterprise customer base onto its own network. As such, the Company’s common network services or expenses cannot be segregated based upon the services provided and therefore the estimated costs have primarily been billed based upon a fixed fee per type of service or transaction. Due to the inseparability of the Company’s network, the absence of identifiable shared costs, and as no network assets were sold to TelePacific, the Company determined the assets sold did not constitute discontinued operations. As of December 31, 2005, the Company had receivables of approximately $1.2 million related to the TSA.

3.	Investments
      The following table summarizes the Company’s investments in securities at December 31, 2005:

		Unrealized	Fair
	Cost	Losses, net	Value

	(Dollars in thousands)
Corporate bonds	$7,021	$(25)	$6,996
Cash			19,685

Total cash and investments			$26,681

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, all of the Company’s corporate bonds had contractual maturities on or before March 31, 2006.
      The following table summarizes the Company’s investments in securities at December 31, 2004:

		Unrealized	Fair
	Cost	Losses, net	Value

	(Dollars in thousands)
U.S. government agencies	$7,457	$—	$7,457
Commercial paper	4,892	—	4,892
Corporate bonds	10,615	(114)	10,501

Total investments in securities			22,850
Cash			19,916

Total cash and investments			$42,766

Reported as:
Cash and cash equivalents			$32,265
Short-term investments			10,501

			$42,766

4.	Property and Equipment
      The following tables summarize the Company’s property and equipment, net at December 31, 2005 and 2004:

	2005	2004

	(Dollars in thousands)
Network and other communication equipment	$133,134	$145,789
Equipment under capital leases	1,376	2,140
Office furniture	1,841	2,608
Business software and computer equipment	29,037	27,128
Vehicles	190	866
Leasehold improvements	16,669	16,596
Projects in Process	2,415	210

	184,662	195,337
Accumulated depreciation and amortization	(145,204)	(151,924)

Property and equipment, net	$39,458	$43,413

      Depreciation and amortization of property and equipment was $13.5 million, $32.3 million and $43.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Depreciation and amortization is computed using the straight-line method based on the following estimated useful lives:

Equipment	3 to 7 years
Vehicles	5 years
Leasehold improvements	20 years or life of lease, whichever is shorter

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Impairment of Assets
      The Company periodically tests its long-lived tangible and intangible assets to determine whether the carrying amounts of such assets are recoverable from future undiscounted cash flows. In 2004, primarily as a result of ongoing price compression and industry trends in the dial-up Internet access market, the Company recorded non-cash asset impairment charges of $54.6 million for its tangible assets. In performing the test, the Company determined that the total of the expected future undiscounted cash flows directly related to the existing service potential of the assets were less than the carrying value of the assets; therefore, an impairment charge was taken. The Company engaged a third party valuation specialist to assist in the evaluation of the fair value of its assets using a sales comparison approach, as well as a replacement cost approach. The impairment charges represented the difference between the fair value of the property and equipment and its carrying value and are included within impairment of assets in the consolidated statements of operations and comprehensive income (loss). As a result of the asset impairments, a new cost basis was established for those assets that were impaired. The new cost basis resulted in a reduction of gross property and equipment and did not change the remaining estimated useful lives.
      The Company tests its goodwill and indefinite life intangibles for impairment annually. The Company estimated fair value using a market comparison approach that resulted in goodwill impairment charges of $0.3 million during the fourth quarter of 2004. As of December 31, 2005, there was no goodwill due to the sale of assets related to the Sentient Group, Inc.

6.	Other Assets
      At December 31, other assets consist of the following:

	2005	2004

	(Dollars in thousands)
Deferred financing costs	$357	$1,038
Acquisition of lease rights	162	378
Deferred installation costs	64	251
Prepaid maintenance	45	587
Prepaid expenses and deposits	451	329
Intangible assets	—	81

	$1,079	$2,664

      Deferred financing costs consist primarily of capitalized amounts for underwriter fees, professional fees and other expenses related to the issuance of the Company’s debt. Amortization of deferred financing costs for the years ended December 31, 2005, 2004 and 2003 was $304,000, $703,000 and $434,000, respectively, and is included in interest expense in the accompanying consolidated statements of operations and comprehensive income (loss). During 2005, the Company incurred an additional $50,000 in deferred financing costs related to the Loan and Security Agreement with Comerica Bank. As part of the prepayment of the Senior Secured Note during 2005, approximately $0.9 million of deferred financing costs were included in the loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss). During 2004, the Company incurred an additional $146,000 in deferred financing costs related to the Senior Secured Note transaction with Deutsche Bank AG — New York and $100,000 in deferred financing costs related to the secured financing arrangement with Merrill Lynch Capital.
      During 1999, the Company acquired lease rights of additional space in its Los Angeles facility. This amount is being amortized on a straight-line basis over the life of the lease, which is 81 months. Amortization expense for this facility was $0.2 million for each year ended 2005, 2004 and 2003, and is included in amortization expense in the accompanying consolidated statements of operations and comprehensive income (loss).

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In May 2004, the Company completed an agreement for maintenance with Cisco Systems Capital. A $1.6 million note payable was exchanged for a 36-month maintenance services agreement. This is included in the accompanying consolidated balance sheet in other current assets, other assets, and other accrued liabilities. Additionally, the related expense is included in selling, general, and administrative expense in the accompanying consolidated statements of operations and comprehensive income (loss).

7.	Restructuring Charges

2001 and 2002 Restructuring Plans
      Restructuring charges, pertaining to the Company’s 2001 and 2002 restructuring plans, for the years ended December 31, 2005 and 2004 were approximately $49,000 and $516,000, respectively. A summary of the restructuring expenses and the associated remaining liability, which is included in other accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2005 and 2004 consist of the following:

	Restructuring			Restructuring
	Liability	Additional		Liability
	as of	Restructuring		as of
	Dec. 31,	Expense	Cash	Dec. 31,
	2004	Incurred	Payments	2005

	(Dollars in thousands)
Rent expense for vacated premises	$2,464	$49	$(598)	$1,915

				Restructuring
	Restructuring	Additional		Liability
	Liability as	Restructuring		as of
	of Dec. 31,	Expense	Cash	Dec. 31,
	2003	Incurred	Payments	2004

	(Dollars in thousands)
Rent expense for vacated premises	$2,989	$170	$(695)	$2,464
Circuit obligations	1,547	352	(1,899)	—
Other charges	6	(6)	—	—

	$4,542	$516	$(2,594)	$2,464

      The balance of the restructuring liability relates to restructuring plans approved in August 2001 and June 2002. The 2001 restructuring plan primarily provided for the suspension of the Company’s expansion plans in certain states, exiting of certain lower margin products and services (including residential resale and customer owned and maintained (COAM) equipment) and undertaking certain cost reduction initiatives. In addition to restructuring certain product offerings, the restructuring initiatives included closing the Company’s switch facility in Utah, consolidation of six sales offices, and a workforce reduction of approximately 200 employees. The workforce reduction was completed during the fourth quarter of 2001, with all severance payments being made as of December 31, 2001. The 2001 restructuring plan was in response to a weakening economy and increasing competitive pressure resulting from lower than expected demand for telecommunications services and overcapacity in the Company’s industry. Management shifted the Company’s strategy to margin improvement, cost containment and cash conservation rather than revenue growth. The 2002 restructuring plan primarily provided for the closure of the Company’s switch facility in Colorado. The 2002 restructuring plan was in response to the further weakening of the economy, additional competitive pressure from competitors who had reorganized and lowered their cost structure, overcapacity in the Company’s industry and lower demand from customers for its products and services.
      The amount of the reserve for vacated premises is equal to the monthly lease payment of the unoccupied space, less any estimated sublease income, multiplied by the remaining months on the lease. As of December 31, 2005, the amount of the reserve for the vacated premises remaining pertains only to the

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Colorado switch facility. No sublease income has been estimated for the Colorado switch facility due to the specialized nature of this facility. During 2005, the Company recorded additional restructuring charges of approximately $49,000 due primarily to increased common area operating expenses at the Colorado facility.
      During 2004, the Company recorded additional restructuring charges of approximately $207,000 due to increased common area operating expenses. This amount was partially offset by reversals of $37,000 of previously recorded restructuring charges related to the timing and amounts for sublease income, primarily in San Diego. During 2004, the Company recorded additional restructuring charges of approximately $352,000 related to circuit commitment obligations, which the Company paid off during the third quarter of 2004. During 2004, the Company reversed $6,000 of previously recorded restructuring charges related primarily to professional fees that were anticipated but not incurred. The final cash payment to be recorded against the restructuring reserve is currently expected to occur in March 2010.

2005 Restructuring Plan
      The Company has recorded restructuring charges in connection with the completion of the sale of substantially all of its enterprise customer base to TelePacific on March 11, 2005, primarily consisting of employee separation costs. The sale to TelePacific affected approximately 150 employees. The final cash payment to be recorded against the 2005 restructuring reserve is expected to occur in June 2006.
      The costs incurred in connection with the restructuring plan are comprised of benefits to employees who were or will be involuntarily terminated and costs related to rent expense for vacated premises. These costs are included in restructuring charges in the accompanying consolidated statements of operations and comprehensive income (loss). During the year ended December 31, 2005, costs incurred for employee termination benefits for approximately 80 employees amounted to $519,000 and costs incurred for vacated premises totaled $56,000. During the fourth quarter of 2005 the Company reversed approximately $21,000 of employee termination benefits due to employee adjustments. The Company recorded additional restructuring expense related to rent expense of $11,000 during the fourth quarter of 2005.
      The Company anticipates total cash payments for employee termination benefits, which is contingent upon the actual termination date of the remaining employees, and rent expense for vacated premises, which ended in October 2005, to be approximately $524,000 and $56,000, respectively. However, as TelePacific has exercised its option to extend the term of the TSA, the Company may incur additional employee termination benefit costs.
      A summary of the restructuring expenses and the associated liability pertaining to the Company’s 2005 restructuring plan, which is included in other accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2005, consist of the following:

	Restructuring	Additional		Restructuring
	Liability as	Restructuring		Liability as
	of Dec. 31,	Expense	Cash	of Dec. 31,
	2004	Incurred	Payments	2005

	(Dollars in thousands)
One-time employee termination benefits	$—	$519	$(478)	$41
Rent expense for vacated premises	—	56	(56)	—

	$—	$575	$(534)	$41

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Other Accrued Liabilities
      At December 31, other accrued liabilities consist of the following:

	2005	2004

	(Dollars in thousands)
Accrued restructuring charges	$1,956	$2,464
Accrued payroll and related expenses	3,098	3,095
Reserve for refunds to customers	89	98
General liability insurance	318	503
TelePacific transaction deposits	—	3,500
Other	2,848	2,785

	$8,309	$12,445

9.	Debt and Capital Lease Obligations
      At December 31, long-term debt and capital lease obligations consist of the following:

	2005	2004

	(Dollars in thousands)
Senior Notes	$36,102	$36,102
Senior Secured Note, net of discount of $16,134 at December 31, 2004	—	24,500
Capital lease obligations	651	1,285
Notes Payable	12,159	6,040
Less current portion of notes payable and capital leases	(5,392)	(2,889)

	$43,520	$65,038

      The Senior Notes mature on February 1, 2009 and bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009.
      In December 2003, the Company solicited consents to effect certain proposed amendments to the indenture governing the Senior Notes. These amendments to the indenture governing the Senior Notes, which are now effective, eliminated most of the indenture’s principal restrictive covenants and amended certain other provisions contained in the indenture. As of December 31, 2005, the Company was in compliance with these covenants.
      On December 19, 2003, the Company sold to Deutsche Bank AG — New York, acting through DB Advisors, LLC, as investment advisor (Deutsche Bank), in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, a senior secured note in the principal amount of $40.0 million, (the Senior Secured Note), and warrants to purchase up to 26,666,667 shares of its common stock at an exercise price of $1.50 per share. The Senior Secured Note carried an interest rate of LIBOR plus 0.5% (3.02% at December 31, 2004), and was to mature in December 2006. On March 11, 2005, pursuant to the terms of a payoff letter, by and between the Company and Deutsche Bank AG — London, the Company utilized $27.0 million of proceeds from the sale of substantially all of its enterprise customer base to TelePacific, as well as $13.8 million from cash on hand, to prepay in full the Senior Secured Note (including all outstanding principal and accrued and unpaid interest). In addition, pursuant to the terms of the Payoff Letter, the Company retired the related warrants to acquire up to 26,666,667 shares of the Company’s common stock in connection with the Senior Secured Note, which decreased additional paid in capital by approximately $13.5 million. The prepayment of the Senior Secured Note and the retirement of the related warrants resulted in a $2.1 million loss on the extinguishment of debt.

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the second quarter of 2004, the Company entered into a secured financing arrangement with Merrill Lynch Capital (Merrill Lynch), a division of Merrill Lynch Business Financial Services, Inc., pursuant to which the Company could have borrowed up to an aggregate amount of $10.0 million, subject to certain conditions. This financing arrangement was structured in a manner that provided for multiple credit facilities up to an aggregate of $10.0 million with each facility having separate closing dates and repayment schedules. Additional borrowing under this secured financing arrangement expired on December 31, 2004. The principal and accrued interest of each facility is payable in 36 equal monthly installments. The Company has the option to prepay each outstanding facility after 18 months subject to a maximum premium of 3% of the outstanding facility. Interest on each facility was fixed at 5% plus the 3-year swap rate, as published by Bloomberg Professional Services, determined two business days prior to the closing date of each facility. The Company used the proceeds of this financing arrangement to acquire a new telecommunication switch and related equipment, which secure borrowings under this financing arrangement.
      As of December 31, 2004, the Company had borrowed approximately $5.4 million under the Merrill Lynch Capital financing arrangement under two credit facilities both with interest rates of 8.6%. As of December 31, 2005 and 2004, the principal balance was $2.9 million and $4.7 million, respectively, and is included under Notes Payable in the above table. In July 2004, approximately $2.1 million of these borrowings were paid directly to a vendor by Merrill Lynch Capital for an equipment acquisition and is reflected on the Company’s consolidated statement of cash flows as a non-cash investing and financing activity.
      The Company entered into a second secured financing arrangement with Merrill Lynch during the second quarter of 2005 pursuant to which the Company borrowed $1.9 million in May 2005 and $4.5 million in November 2005, at fixed rates of 8.6% and 9.3%, respectively. In each case the principal and accrued interest is payable in 36 consecutive monthly installments. Principal payments on the May loan commenced July 1, 2005 and the November loan commences principal payments January 2006. The Company has the option to prepay the outstanding balance after 18 months but prior to 24 months subject to a premium of 3%, and if paid thereafter, accompanied by a premium of 1%. The borrowing arrangement is secured by telecommunications switching and computer equipment. As of December 31, 2005, the principal balance of $6.0 million is included under Notes Payable in the above table.
      In May 2004, the Company completed financing agreements for various network equipment with Cisco Systems Capital. These financing agreements were comprised of $1.4 million of equipment capital leases and a $1.6 million note payable exchanged for a 36-month maintenance services agreement. These transactions are reflected on the Company’s consolidated statement of cash flows as a non-cash investing and financing activity, and a non-cash operating and financing activity. As of December 31, 2005 and 2004, the principal balance of the capital lease was $0.7 million and $1.1 million, respectively, and is included under Capital lease obligations in the above table. As of December 31, 2005 and 2004, the balance of the note payable was $0.7 and $1.3 million, respectively, and is included under Notes Payable in the above table.
      During the third quarter of 2003, the Company leased $0.8 million of equipment over a period of 24 months. This transaction is reflected on the company’s consolidated statement of cash flows as a non-cash investing and financing activity. As of December 31, 2005 the principal balance was paid in full. As of December 31, 2004, the principal balance was $0.2 million and is included under Capital lease obligations in the above table.
      In November 2005, the Company entered into a Loan and Security Agreement (“Agreement”) with Comerica Bank, which provides for up to $5 million of revolving advances and up to $15 million of term loans, subject to certain conditions. Any revolving advances are not to exceed 80% of eligible accounts receivables and are due and payable in full on November 9, 2007. There were no revolving advances as of December 31, 2005.

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The term loan portion of the Agreement, which is to be used within certain limitations to finance capital equipment expenditures and acquisitions or to refinance the Company’s Senior Notes, is structured into two tranches; the first includes all term loan borrowings through June 9, 2006, at which point it expires, and shall be payable in thirty equal monthly installments commencing July 1, 2006. The second tranche starts June 10, 2006 and continues through January 9, 2007 at which point it expires, and shall be payable in twenty-three equal monthly installments commencing February 1, 2007.
      Rates for borrowings under the Agreement float and are based, at the Company’s election, at 2.75% above a calculated Eurodollar rate for the revolving advances and 3.75% above a Eurodollar rate for the term loans or Comerica’s prime rate for the revolving advances and Comerica’s prime rate plus 0.5% for the term loans. The Company has selected the bank prime rate base for the current term loan resulting in an interest rate of 7.75% as of December 31, 2005. The Agreement is secured by all personal property of the Company, prevents the distribution of any dividends without the written consent of Comerica and requires the Company to maintain certain financial and restrictive covenants including compensating cash balances. The Company shall maintain 80% of all cash balances with Comerica and compensating cash balances of not less than $15 million through December 30, 2006, $12 million December 31, 2006 through June 29, 2007 and $10 million, thereafter. As of December 31, 2005, the Company had borrowed $2.5 million of term loans, which is included under Notes Payable in the above table and was in compliance with all required covenants.
      As of December 31, 2005, future obligations related to Senior Notes, Notes Payable (collectively Notes) and capital leases are as follows:

		Capital
	Notes	Leases

	(Dollars in thousands)
2006	$10,598	$520
2007	9,674	173
2008	7,789	—
2009	36,591	—

Total minimum note and lease payments	64,652	693
Less: portion representing interest	(16,391)	(42)

Present value of net minimum note and lease payments	48,261	651
Less: short-term portion	(4,911)	(481)

Note and capital lease obligations, long-term portion	$43,350	$170

      The weighted average interest rate on short-term borrowings outstanding as of December 31, 2005 and 2004 was 7.83% and 6.42%, respectively.
      Interest expense for the years ended December 31, 2005 and 2004 was as follows:

	Year Ended
	December 31

	2005	2004

	(Dollars in thousands)
Interest on Senior Notes	$4,873	$4,887
Accreted discount on Senior Secured Note	1,262	5,497
Amortization of deferred financing costs	304	703
Other interest expense	684	1,428

Interest expense	$7,123	$12,515

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies

Operating Leases
      The Company currently leases and operates eight principal facilities under non-cancelable operating leases as follows:

Facility	Lease Expiration

Stockton, California	June, 2006
Stockton, California	September, 2007
Oakland, California	November, 2008
Los Angeles, California	September, 2006
Las Vegas, Nevada	October, 2009
Seattle, Washington	December, 2009
Phoenix, Arizona	April, 2010
New York, New York	October, 2008
      The Stockton lease expiring in June 2006 has three two-year renewal options remaining and the other facility leases contain two five-year renewal options, except for Oakland which has one five-year renewal option and New York which expires in October 2008. The Company also leases telephone equipment sites and telephone circuits on month-to-month, annual and long-term non-cancelable leases. As the Company’s leased telephone circuit commitments are fulfilled, the leases convert to month-to-month agreements. Management of the Company expects that these leases will be renewed or replaced, as necessary, by other leases in the normal course of business.
      The Company’s future minimum lease payments with initial terms in excess of one year, including the Company’s Colorado switch facility that was part of the 2002 restructuring plan, less any sublease agreements in place as of December 31, 2005, are as follows:

	Operating Leases

		Telephone
		Circuits and
	Space	Equipment

	(Dollars in thousands)
2006	$2,949	$6,036
2007	2,130	2,610
2008	1,522	449
2009	1,176	—
2010	167	—

	$7,944	$9,095

      Rental expense charged to operations for the years ended December 31, 2005, 2004 and 2003, for operating leases for space, excluding amounts charged against the restructuring liability, was $3.3 million, $3.5 million and $3.5 million, respectively. Rent expense is included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income (loss). The Company expects to receive sublease income of approximately $0.2 million during 2006. Rental expense charged to operations for telephone circuits of approximately $31.4 million, $30.0 million and $35.2 million for the years ended December 31, 2005, 2004 and 2003, respectively, is included in network expenses in the accompanying consolidated statements of operations and comprehensive income (loss). Rental expense paid to related parties was approximately $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Executive and Board Member Agreements
      At December 31, 2005, the Company had the following executive and board member agreements in place:

•	an agreement with its current President and Chief Executive Officer created in 2003. This agreement provides for, among other things, minimum annual base salaries, bonus entitlements upon the achievement of certain objectives, and the issuance of stock options;

•	agreements regarding compensation and change in control with most of the Company’s executive officers. These agreements provide for a lump sum payment equal to 150% of the executive’s base salary, health plan benefits, and accelerated vesting of options in the event of a merger or combination of the Company into another entity, or the sale or disposition of all, or substantially all, of the Company’s assets; and

•	an agreement with its current chairman and former chief executive officer, which provides for a minimum annual compensation level and other benefits.
      The total annual value of the minimum base salary compensation for the agreements noted above is approximately $0.5 million.

Other
      The Company has a five-year contract with an ILEC (the Contract) for transport services that expires in November 2006. The contract requires that the Company meet certain minimum annual usage levels, which if met, trigger monthly credits to the Company. While the Company has met its minimum usage requirements through December 31, 2005, it has done so primarily through providing transition services to TelePacific. If TelePacific fully migrates the enterprise customer base to its system during the current TSA agreement and should the Company decide to terminate the Contract at such time, the Company could incur a termination fee. The amount of the termination fee, if any, is dependent on the remaining life of the Contract. The Company estimates the fee, if any, would approximate $1.0 million.
      From time to time, the Company is subject to audits with various tax authorities that arise during the normal course of business. During the third quarter of 2005, the Company received a tax assessment arising from an audit amounting to $4.8 million. Subsequent to the third quarter of 2005, the Company filed an appeal against this assessment. The Company believes the resolution to this tax audit will not materially harm its business, financial condition or results of operations.

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intercarrier Compensation and Legal Proceedings
      Amounts billed to ILECs and payments withheld by ILECs during each of the three years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

	(Dollars in thousands)
Total amount billed to ILECs during the year	$42,814	$54,242	$79,635
Amount withheld by ILECs and not recorded as revenue in the Company’s statements of operations	(8,342)	(25,070)	(39,372)
Amounts received for prior withholding and recorded as revenue	2,210	10,650	5,685
Amounts received for prior withholding and netted against expenses	—	—	1,115

Net amount recorded as revenue from the ILECs during the year	$36,682	$39,822	$47,063

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
      On March 29, 2002, SBC California (SBC) filed a Petition for Arbitration with the California Public Utilities Commission (CPUC) with respect to its ICA with the Company, which would replace the similar agreement that expired in June 2001, but which was to continue in effect until replaced. On May 8, 2003, the CPUC announced its decision to adopt a modified alternate proposal of the ICA submitted by SBC. The new three-year agreement establishes the rules under which the Company and SBC can interconnect their networks to allow for the exchange of traffic, and the recovery of costs associated with exchanging such traffic. The ICA also recognizes that SBC may implement the Federal Communications Commission (FCC) Intercarrier Internet Service Provider (ISP) order, which creates separate intercarrier compensation arrangements, including rates, terms and conditions, for “presumed ISP-bound” traffic. The Company has disputed SBC’s implementation of the FCC plan. The Company and SBC settled the disputes in July 2004.
      The terms of the ICA also incent the Company to modify its existing network in order to avoid new transport charges imposed by SBC. Such network modifications cause additional costs on both an ongoing and one-time basis. The agreement also authorizes the Company to charge tandem switching and transport where appropriate.
      On June 12, 2002, Verizon California (Verizon) filed a Petition for Arbitration with the CPUC with respect to its ICA with the Company, that would replace the similar agreement which expired in April 2002, but continued in effect until replaced pursuant to an order of the CPUC. On June 2, 2003, the Company filed with the CPUC the new ICA with Verizon which resulted from the arbitration. The new three-year agreement establishes the rules under which the Company and Verizon can interconnect their networks to allow for the exchange of traffic and the recovery of costs associated with exchanging such traffic. In addition it includes a new transport charge applicable to certain traffic and makes the intercarrier compensation rates established by the FCC Plan effective upon the commencement of the term of the new agreement. The terms of the agreement also incent the Company to modify its existing network. Such network modifications cause additional costs to the Company on both an ongoing and one-time basis. The agreement also authorizes the Company to charge tandem switching and transport where appropriate.

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In July 2003, Verizon appealed the arbitration decision of the CPUC to Federal District Court, arguing among other things that the FCC Plan rates should have been made retroactive. The Company has opposed the relief sought by Verizon, and has challenged the legality of the new transport charges imposed on certain traffic.
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
      On July 10, 2003, a committee of the Company’s board of directors conditionally approved a proposed settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the plaintiff’s complaint. The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers who participated in the negotiation of the settlement together with insurers representing other issuers in the class action case. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. A hearing to consider approval of the settlement by the court overseeing the litigation is scheduled for April 24, 2006.
      On October 20, 2004, the Company filed a formal complaint with the California Public Utilities Commission (“CPUC”) against AT&T. In the complaint proceeding, the Company alleged that AT&T owed the Company over $7.0 million for traffic terminated by the Company on behalf of AT&T, plus late payment fees. On September 19, 2005, the presiding hearing officer released a decision granting the Company’s complaint in all regards, except for the Company’s claim for late payment fees. On October 19, 2005, AT&T filed an appeal with the CPUC, claiming the decision was in error. The Company filed a simultaneous appeal with the CPUC, asking for approval of late payment fees. The CPUC has not established a schedule for resolving the appeals, affecting the timing, and potentially the collectibility of these amounts.

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

11.	Stockholders’ Equity

Preferred Stock Purchase Rights
      On August 30, 2005, the Company authorized 600,000 shares of preferred stock, without par value, designated as Series A Junior Participating Preferred Stock (the “Preferred Stock”) and adopted a rights agreement (the “Rights Agreement”) with Wachovia Bank, National Association, as rights agent. Under the Rights Agreement, each common shareholder receives one right to purchase one one-hundredth of a share of the Preferred Stock for each share of common stock owned by the shareholder. Holders of the Rights are entitled to purchase for $8.00 one one-hundredth of one share of the Company’s Preferred Stock in certain limited circumstances involving acquisitions of, or offers for, 15 percent or more of the Company’s common stock. After any such acquisition is completed, each Right entitles its holder to purchase for $8.00 an amount of common stock of the Company, or in certain circumstances securities of the acquirer, having a then current market value of two times the exercise price of the Right. In connection with the Rights Agreement, each one-hundredth of one share of the Preferred Stock will generally be afforded economic rights similar to one share of the Company’s common stock. Prior to the acquisition by a person or group of a 15% or more beneficial interest in the common stock, the Rights are redeemable for $0.0001 per Right, subject to adjustment. The Rights will expire on August 30, 2015 unless they are earlier redeemed, exercised or exchanged by the Company. As of December 2005, there was no preferred stock issued or outstanding.

Stock Options
      In January 1999, the Company’s Board of Directors approved the terms of the 1999 Stock Incentive Plan (the “Plan”) which authorizes the granting of stock options, including restricted stock, stock appreciation rights, dividend equivalent rights, performance units, performance shares or other similar rights or benefits to employees, directors, consultants and advisors. Options granted under the Plan have a term of ten years and substantially all options vest ratably over a four-year period. In addition, options have been granted to two senior officers (both of whom are no longer officers) pursuant to the 1998 Griffin and Bryson Non-Qualified Stock Incentive Plans. In May 2000 the Board of Directors approved the 2000 Napa Valley Non-Qualified Stock Incentive Plan. At December 31, 2005, the Company had approximately 0.9 million shares available for grant under these incentive plans.

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the status of the Company’s stock option plans at December 31, 2005 and changes during the years ended December 31, 2005, 2004 and 2003 is presented in the table below:

		Weighted
		Average
	Shares	Exercise Price

	(In thousands except
	exercise price)
Balance, December 31, 2002	4,559	$2.22
Granted	990	1.13
Exercised	(69)	0.49
Cancelled	(532)	3.95

Balance, December 31, 2003	4,948	1.84
Granted	372	1.63
Exercised	(86)	0.47
Cancelled	(165)	2.93

Balance, December 31, 2004	5,069	1.81
Granted	1,598	1.20
Exercised	(321)	0.53
Cancelled	(542)	1.95

Balance, December 31, 2005	5,804	1.70

      Options outstanding, exercisable and vested by price range at December 31, 2005, are as follows:

					Weighted
		Weighted			Average
		Average	Weighted	Number	Exercise
		Remaining	Average	Vested	Price of
Range of	Number	Contractual	Exercise	And	Options
Exercise Price	Outstanding	Life	Price	Exercisable	Exercisable

(Shares in thousands)
$0.27 - 0.28	53	6.7	$0.28	39	$0.28
0.41 - 0.60	1,333	5.7	0.50	1,117	0.50
0.66 - 0.96	1,522	7.1	0.81	1,048	0.79
1.00 - 1.48	1,114	9.3	1.33	59	1.19
1.53 - 2.22	814	4.7	2.07	707	2.10
2.37 - 3.50	467	6.0	2.66	403	2.69
4.06 - 4.29	307	4.9	4.06	307	4.06
6.25 - 9.13	11	4.9	7.50	11	7.50
10.00 - 14.75	140	3.8	10.04	140	10.04
17.50 - 22.07	41	4.5	18.00	41	18.00
31.25 - 35.00	2	3.6	31.88	2	31.88

	5,804	6.6	1.70	3,874	1.95

      As of December 31, 2004, the number of options outstanding that were vested and exercisable was 3,853,310. These options had a weighted average exercise price of $2.00. As of December 31, 2003, the number of options outstanding that were vested and exercisable was 3,144,119. These options had a weighted average exercise price of $2.19.

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan
      The Company established the 2000 Employee Stock Purchase Plan (the Purchase Plan) under which one million shares of common stock have been reserved for issuance. Full-time employees may designate up to 10% of their compensation, not to exceed 1,000 shares each six-month period, or $25,000 worth of common stock in any one calendar year, which is deducted each pay period for the purchase of common stock under the Purchase Plan. On the last business day of each six-month period, shares of common stock are purchased with the employees’ payroll deductions at 85% of the lesser of the market price on the first or last day of the six-month period. The Purchase Plan will terminate no later than May 2, 2020. During 2005 and 2004, respectively, a total of 90,691 and 115,359 shares of common stock with a weighted average fair value of $0.86 and $1.12, respectively, per share were purchased. At December 31, 2005, 489,004 shares remained available for issuance. Pro forma compensation cost has been computed for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions: expected dividend yields of 0% for 2005, 2004 and 2003; expected life of 0.5 years for 2005, 2004 and 2003; expected volatility of 84.0% for 2005, 84.0% for 2004 and 123.0% for 2003 (based on the volatility period of the purchase plan); and risk-free interest rates of 2.9% for 2005, 1.5% for 2004 and 1.1% for 2003. The weighted-average fair value of those purchase rights granted in 2005, 2004 and 2003, was $0.43, $0.47 and $0.29, respectively.

Restricted Stock
      In December 2005, the Company approved a restricted stock award of 400,000 shares of common stock to its President and Chief Executive Officer (the CEO) who also serves on the Company’s Board of Directors. The restricted stock grant was made in replacement and cancellation of performance right units granted in December 2003 with respect to 400,000 shares of common stock. The restricted stock shall vest on June 30, 2009, however, 200,000 shares shall vest at such earlier time as a) the monthly average fair market value of the Company’s common stock exceeds $3.00 per share for a period of six consecutive months and b) all of the restricted shares shall vest at such earlier time as certain change in control transactions occur with respect to the Company. The CEO agreed to make an election under Section 83(b) of the Internal Revenue Code with respect to the restricted stock. For retention purposes and in order to defray the tax impact to the CEO of the restricted stock grant, the Company awarded a retention bonus to the CEO in the amount of $285,000, subject to withholdings for income and employment taxes. In the event that the CEO voluntarily terminates his employment with the Company or is terminated by the Company for cause, he will be required to repay the bonus, except that the repayment obligation will lapse with respect to $95,000 of the bonus on each December 31 of 2006, 2007 and 2008.
      The Company recorded additional paid in capital and deferred stock compensation of $768,000 (based on the Company’s share price of $1.92) on the date the original performance units were awarded. The restricted stock grant in December 2005 was accounted for as a modification of the original performance unit grant award and, since the intrinsic value of the award does not exceed either the original award at grant date or the modified award immediately prior to modification, it assumes the original value of the performance awards. The previously unrecognized cost of these shares will be reflected in income on a straight-line basis over the vesting period. Assuming there is no accelerated vesting of the shares, the expense for 2006 is projected to be $0.1 million. This will be included in selling, general and administrative expenses.

Stock Warrants
      On December 19, 2003, the Company sold to Deutsche Bank (the Transaction) the Senior Secured Note. This Transaction provided, among other things, that the Company issue stock warrants to purchase up to 26,666,667 shares of its common stock at an exercise price of $1.50 per share. The fair value of the warrants was estimated using the Black-Scholes model with the following assumptions as of the Transaction date: expected dividend yield of 0%; expected life of three-years; expected volatility of 135%; and risk-free interest

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rate of 0.8%. The fair value of the warrants was $40.5 million on the date of the Transaction, and the relative fair value was $21.8 million. On March 11, 2005, pursuant to the terms of a Payoff Letter (the Payoff), by and between the Company and Deutsche Bank AG — London, the Company utilized $26.9 million of proceeds from the sale of substantially all of its enterprise customer base to TelePacific, as well as $13.8 million from cash on hand, to prepay in full the Senior Secured Note (including all outstanding principal and accrued and unpaid interest). In addition, pursuant to the terms of the Payoff, the Company retired all related warrants to acquire up to 26,666,667 shares of the Company’s common stock in connection with the Senior Secured Note, which decreased additional paid in capital by approximately $13.5 million. The fair value of the warrants at the time of extinguishment was calculated using the Black-Scholes model with the following assumptions as of the payoff date: expected dividend yield of 0%; remaining life of 1.8 years; expected volatility of 87%; and risk-free interest rate of 2.7%. The fair value of the warrants was $19.7 million and the relative value was approximately $13.5 million. The prepayment of the Senior Secured Note and the retirement of the related warrants resulted in a $2.1 million loss on the extinguishment of debt. There are no outstanding warrants as of December 31, 2005.

Adjustment to chairman’s and executives’ options
      On August 17, 2004, the Company amended the terms of option grants previously awarded to certain executive officers. The amendments provided for:

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
      Upon a triggering event as defined by the amendment, the Company will record incremental compensation cost related to each of the option grants awarded to the officers. There was no compensation expense recorded for the years ended December 31, 2005 or 2004.
      In October 2003 the Company amended the term of options previously granted to its chairman and also to its chief executive officer. These amendments provided:

•	in the case of the Company’s chairman, the modification provided for (a) accelerated vesting such that each option shall be fully vested and exercisable upon termination of employment period under his employment agreement other than resignation without good cause or termination for cause and (b) to extend post termination exercise period such that it expires on the expiration date of each grant which ranges from September 2008 to December 2011. On the modification date, the Company’s chairman held options to purchase 1,095,694 shares of Company common stock, which had a weighted average exercise price of $2.49 per share and the Company’s stock price was $2.60 per share. As the Company calculated incremental compensation expense of $1.4 million based upon the intrinsic value on the modification date. As there was no separation event as of December 31, 2005 and 2004, there is no compensation expense recognized in the consolidated statement of operations and comprehensive income (loss) for the years ended December 31, 2005 and 2004 and:

•	in the case of the Company’s chief executive officer, the amendment provided for (a) accelerated vesting such that each option shall be fully vested and exercisable upon termination of employment period under his employment agreement other than resignation without good cause or termination for

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cause and (b) to extend post termination exercise period such that it expires on the expiration date of each grant which ranges from June 2011 to December 2012. On the modification date, the Company’s chief executive officer held options to purchase 500,000 shares of our common stock, which had a weighted average exercise price of $1.43 per share and the Company’s stock price was $4.31 per share. The Company calculated incremental compensation expense of $1.4 million based upon the intrinsic value on the modification date. As there was no separation event as of December 31, 2005 and 2004, there is no compensation expense recognized in the accompanying consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2005 and 2004.

12.	Income (Loss) Per Share
      Basic and diluted net income (loss) per share information for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

	(Dollars in thousands except
	per share amounts)
Net income (loss)	$8,588	$(75,033)	$(15,250)

Weighted average shares outstanding-basic	37,007	36,655	36,481
Effect of dilutive securities	1,633	—	—

Weighted average shares outstanding-diluted	38,640	36,655	36,481

Net income (loss) per share-basic	$0.23	$(2.05)	$(0.42)

Net income (loss) per share-diluted	$0.22	$(2.05)	$(0.42)

      For the years ended December 31, 2004 and 2003, potential common stock was antidilutive, as it decreased the net loss per share. Accordingly, 1,910,000 and 1,265,000 shares were excluded from the diluted net loss per share calculation for 2004 and 2003, respectively.

13.	Income Taxes
      The (benefit from) provision for income taxes for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	2005	2004	2003

	(Dollars in thousands)
Current:
Federal	$180	$—	$(949)
State	10	—	(305)
Deferred:
Federal	—	—	(3,966)
State	—	—	(1,280)

	$190	$—	$(6,500)

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s provision for (benefit from) income tax differed from the amount computed by applying the statutory Federal income tax rate to income before income taxes as follows:

	2005		2004		2003

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Income tax determined by applying the statutory federal income tax rate to income (loss) before income taxes	$3,072	35.0%	$(26,261)	(35.0)%	$(7,613)	(35.0)%
State income taxes, net of federal income tax benefit	7	0.1	(3,949)	(5.3)	(1,030)	(4.7)
Valuation allowance	(2,990)	(34.1)	30,156	40.2	1,940	8.9
Changes in reserves	—	—	—	—	19	0.1
Other	101	1.2	54	0.1	184	0.8

Provision for (benefit from) income taxes	$190	2.2%	$—	—%	$(6,500)	(29.9)%

      The cumulative balance sheet effects of deferred tax items are:

	2005	2004

	(Dollars in thousands)
Trade accounts receivable allowances	$160	$158
Deferred revenue	110	250
Vacation and other accrued expenses	535	332
Restructuring and other reserves	859	1,068
Inventory reserves	—	66
Other reserves	—	174
Tax credits and loss carryforwards	18,471	18,306
Prepaid expenses	298	—
Basis difference on depreciable and amortizable assets	14,499	15,275

Deferred tax asset	34,932	35,629

State taxes	—	(663)
Prepaid expenses	—	(706)
IRU rentals	(2,662)	(2,164)

Deferred tax liability	(2,662)	(3,533)

Net deferred tax asset	32,270	32,096
Valuation allowance	(32,270)	(32,096)

Net deferred tax asset	$—	$—

      Management has established a valuation allowance for the portion of net deferred tax assets for which realization is uncertain. The net change in the total valuation allowance for the year ended December 31, 2005 was a increase of $0.2 million. The net change for the year ended December 31, 2004 was an increase of $30.2 million.
      As of December 31, 2005, the Company had net operating loss carry forwards for Federal and state income tax purposes of approximately $42.8 million and $26.9 million, respectively, available to reduce future

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income subject to income taxes. The Federal net operating loss carry forwards expire beginning in 2021 through 2025. State net operating loss carry forwards will expire beginning in 2014.
      As of December 31, 2005, the Company has unused Federal Alternative Minimum Tax and California Enterprise Zone tax credits of approximately $0.2 million and $2.5 million, respectively, to reduce future Federal and California income taxes. The Federal AMT and the California Enterprise Zone tax credits carry forward indefinitely until utilized.
      Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry forwards in the event of an “ownership change” as defined in Section 382 of the Internal Revenue Code. The Company does not believe that its utilization of net operating loss carryforwards and tax credit carryforwards should be significantly restricted.

14.	Related Party Transactions

Bay Alarm Company (Bay Alarm)
      Bay Alarm (a stockholder of the Company) and its subsidiary, InReach Internet, LLC (InReach), are collectively a large customer of telephone network services, comprising approximately 1.1%, 1.3% and 1.3% of the Company’s revenue for the years ended December 31, 2005, 2004 and 2003, respectively. As of March 11, 2005, Bay Alarm was included in the sale of substantially all of the enterprise customer base to TelePacific, however InReach remains a customer of the Company. As of December 31, 2005 and 2004 the Company had no amounts receivable from InReach.
      The Company leases a facility in Oakland, CA from Bay Alarm. Rents paid under this lease were $354,000, $359,000 and $334,000 for the years ended 2005, 2004 and 2003, respectively. Bay Alarm provides the Company with security monitoring services at its normal commercial rates. The Company has recorded an immaterial amount (less than $100,000) for these services in each of the years ended December 31, 2005, 2004 and 2003. All expenses paid to Bay Alarm are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

15.	Retirement Plan
      The Company has a 401(k) retirement plan (the Plan) for all full-time employees who have completed 90 days of service. The plan year is from January 1 to December 31, and the Company contributes $0.50 for every $1.00 contributed by the employee, subject to a limit of 3 percent of the employee’s salary. Participants become fully vested after six years, although they vest incrementally on an annual basis after two years of service. The Company’s matching contributions were $407,000, $451,000 and $303,000 for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

16.	Segment Reporting
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

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
make such allocations internally. The chief decision-maker does, however, monitor revenue streams at a more detailed level than those depicted in the Company’s accompanying consolidated financial statements.
      The significant revenue components for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

	(Dollars in thousands)
Intercarrier compensation	$36,682	$39,822	$47,062
Direct billings to SP customers	35,583	42,925	44,971
Direct billings to Enterprise customers	4,694	19,526	17,337
Other	13,974	21,733	25,270

	$90,933	$124,006	$134,640

17.	Unaudited Quarterly Consolidated Financial Data
      The following is a summary of quarterly consolidated financial results for the fiscal years ending 2005, 2004 and 2003.

	March 31	June 30	September 30	December 31

	(Dollars in thousands except per share amounts)
2005:
Revenue	$28,131	$21,869	$22,383	$18,550
Gross margin	$17,565	$12,162	$12,755	$8,716
Net income (loss)	$17,339	$(2,315)	$(126)	$(6,310)
Net income (loss) per share:
Basic	$0.47	$(0.06)	$(0.00)	$(0.17)
Diluted	$0.45	$(0.06)	$(0.00)	$(0.17)
2004:
Revenue	$29,423	$27,837	$31,652	$35,094
Gross margin	$18,931	$16,689	$23,117	$25,435
Net loss	$(7,165)	$(9,105)	$(3,127)	$(55,636)
Net loss per share:
Basic and Diluted	$(0.20)	$(0.25)	$(0.09)	$(1.52)
2003:
Revenue	$30,515	$45,723	$30,312	$28,090
Gross margin	$19,817	$38,718	$21,483	$18,336
Net income (loss)	$(10,324)	$9,171	$(4,314)	$(9,783)
Net income (loss) per share:
Basic and Diluted	$(0.28)	$0.25	$(0.12)	$(0.27)
      The first quarter of 2005 includes a gain on the sale of enterprise customer base of $24.0 million.
      The fourth quarter of 2004 includes an impairment of assets charge of $54.9 million.

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Goodwill and Other Intangible Assets
      During the first quarter of 2004, the Company completed its acquisition of the assets and certain of the liabilities of Sentient Group, Inc., a small provider of fully hosted, managed voice and data services for business communications. The acquisition was accounted for as a purchase and, accordingly, the total estimated purchase price was allocated to the tangible and intangible assets acquired based on their respective fair values on the acquisition date. Intangible assets were recorded for the customer base in the amount of $86,000 and were being amortized over 15 years. As of December 31, 2004, the balance of these intangible assets was $81,000 and was recorded in other assets in the consolidated balance sheet.
      The excess of the cash purchase price, $576,000, over the fair value of tangible and intangible net assets acquired was recorded as goodwill in the amount of $375,000. As of December 31, 2004, the balance of goodwill was reduced to $119,000 as a result of an asset impairment.
      During the second quarter of 2005, the Company sold the assets related to the Sentient Group, Inc. and, accordingly, there were no intangible assets or goodwill related to the Sentient Group, Inc. as of December 31, 2005.

PAC-WEST TELECOMM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
PAC-WEST TELECOMM, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)
FOR THE YEAR ENDED DECEMBER 31, 2005

	Balance at	Charged to
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Deductions		End of Year

Allowance for doubtful accounts	$366	$278	$276	(1)	$368
Valuation allowance for deferred tax assets	32,096	174	—		32,270
FOR THE YEAR ENDED DECEMBER 31, 2004

	Balance at	Charged to
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Deductions		End of Year

Allowance for doubtful accounts	$1,560	$(183)	$1,011	(1)	$366
Valuation allowance for deferred tax assets	1,940	30,156	—		32,096
FOR THE YEAR ENDED DECEMBER 31, 2003

	Balance at	Charged to
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Deductions		End of Year

Allowance for doubtful accounts	$1,660	$192	$292	(1)	$1,560
Valuation allowance for deferred tax assets	—	1,940	—		1,940

(1)	Deductions represent write-offs.
      Schedules other than those listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Amended and Restated Articles of Incorporation of Pac-West Telecomm, Inc. (Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated June 26, 2000.)
3.2		Certificate of Determination of Series A Junior Participating Preferred Stock of Pac-West Telecomm, Inc. (incorporated herein by reference to Exhibit 1 to the Corporation’s Form 8-A filed with the Securities and Exchange Commission on August 31, 2005). (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 30, 2005.)
3.3		Amended and Restated Bylaws of Pac-West Telecomm, Inc., amended and restated as of September 21, 2004. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 21, 2004.)
4.1		Form of certificate representing common stock of Pac-West Telecomm, Inc. (Incorporated reference to Exhibit 4.1 to the Company’s Registration Statement (No. 333-86607).)
4.2		Rights Agreement dated as of August 30, 2005 between Pac-West Telecomm, Inc. and Wachovia Bank, National Association, as Rights Agent, including the form of Certificate of Determination of Series A Junior Participating Preferred Stock of Pac-West Telecomm, Inc. attached thereto as Exhibit A, the form of Right Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C (incorporated herein by reference to Exhibit 2 to the Corporation’s Form 8-A). (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 30, 2005.)
10.1		Registration Rights Agreement, dated September 16, 1998, between Pac-West, John K. La Rue, Bay Alarm Company, certain investors and certain executives. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement (No. 333-86607).)
10	.2(a)	Pac-West Telecomm, Inc. 1999 Stock Incentive Plan. (Incorporated by reference to 10.6(a) to the Company’s Registration Statement (No. 333-76779).)
+10	.2(b)	Pac-West Telecomm, Inc. 1999 Stock Incentive Plan form of notice of Stock Option Award and Stock Option Award Agreement between Pac-West and its grantees as designated. (Incorporated by reference to Exhibit 10.6(b) to the Company’s Registration Statement (No. 333-76779).)
10.3		Lease Agreement, dated as of June 23, 1995, as amended, by and between Geremia Brothers and Pac-West for 4202 and 4210 Coronado Avenue, Stockton, California. (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement (No. 333-76779).)
10.4		Lease Agreement, dated as of July 3, 1996, as amended, by and between One Wilshire Arcade Imperial, Ltd., Paramount Group, Inc. and Pac-West for 624 South Grand Avenue, Los Angeles, California. (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement (No. 333-76779).)
10.5		Balco Properties Office Lease, dated as of November 10, 1998, by and between Balco Properties and Pac-West for Franklin Building, 1624 Franklin Street, Suites 40, 100, Mezzanine, 201, 203, 210, 214 and 222, Oakland, California. (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement (No. 333-76779).)
10.6		Lease Agreement, dated as of December 17, 1998, by and between Wing Fong & Associates LLC and Pac-West for 302 and 304 East Carson Street, Las Vegas, Nevada. (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement (No. 333-76779).)
10.7		Indenture, dated January 29, 1999 between Pac-West Telecomm, Inc. and Norwest Bank Minnesota, N.A., pursuant to which the Series B 13 1/2 % Notes due 2009 will be issued. (Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement (No. 333-76779).)

Exhibit
No.		Description

10.8		Agreement for Local Wireline Network Interconnection and Service Resale between Pac — West Telecomm, Inc. and U S West Communications, Inc. for the State of Washington executed September 2, 1999. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K For the period ending December 31, 1999.)
10.9		Agreement for Local Wireline Network Interconnection Between Citizens Telecommunication Company of California, Inc. and Pac-West Telecomm, Inc. dated November 1, 1999. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999.)
10.10		Agreement for Local Wireline Network Interconnection and Service Resale Between Pac — West Telecomm, Inc. and U S West Communications, Inc. for the State of Arizona dated September 2, 1999. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999.)
10.11		Lease agreement, dated as of September 10, 1999, by and between David A. and Sandra L. Sabey and Pac-West Telecomm, Inc. for 12201 Tukwila International Blvd., Building B, Second Floor, Tukwila, Washington. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999.)
10.12		Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Nevada Bell and Pac-West Telecomm, Inc. executed August 25, 1999. (Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)
10.13		Pac-West Telecomm, Inc. and U S West Communications, Inc. Interconnection Agreement for the State of Oregon dated January 31, 2000. (Incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)
10.14		Adoption Letter dated February 2, 2000 between Pac-West Telecomm, Inc. and GTE Northwest Incorporated of Interconnection, Resale and Unbundling Agreement Between GTE Northwest Incorporated and Electric Lightwave, Inc. for the State of Oregon. (Incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)
10.15		Interconnection, Resale and Unbundling Agreement between GTE Northwest Incorporated and Electric Lightwave, Inc. for the State of Oregon. (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)
10.16		Lease Agreement, dated as of February 4, 2000, by and between North Valley Tech LLC and Pac-West Telecomm, Inc. for E. 84th Avenue, Suite 100, Thornton, Colorado. (Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)
10.17		Lease Agreement, dated February 4, 2000, by and between Park Central Mall, L.L.C. and Pac-West Telecomm, Inc. for 3110 North Central Avenue, Suite 75, Building 2, Phoenix, Arizona. (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000.)
10.18		Lease Agreement, dated March 8, 2000, by and between Stockton March Partners and Pac-West Telecomm, Inc. for 1776 West March Lane, Stockton, California. (Incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000.)
10	.19(a)	IRU Agreement, dated June 30, 2000, by and between Qwest Communications Corporation and Pac-West Telecomm, Inc. (Confidential Materials omitted and filed separately with the Securities and Exchange Commission) (Incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000.)
10	.19(b)	Amendment No 1 to IRU Agreement dated May 15, 2001, between Pac-West Telecomm, Inc. and Qwest Communications Corporation. (Incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000.)

Exhibit
No.		Description

10	.19(c)	Amendment No 2 to IRU Agreement dated June 28, 2002, between Pac-West Telecomm, Inc. and Qwest Communications Corporation. (Incorporated by reference to Exhibit 10.43(c) to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002.)
+10	.20	2000 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000.)
10.21		Lease Agreement, dated August 29, 2000, by and between Boyd Enterprises Utah, LLC and Pac-West Telecomm, Inc. for 2302 S. Presidents Drive, West Valley City, Utah. (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.)
10.22		Interconnection Agreement between Pacific Bell Telephone Company d/b/a SBC Pacific Bell Telephone Company and Pac-West Telecomm, Inc. for the State of California dated May 15, 2003. (Incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.)
10.23		Interconnection Agreement between Verizon California Inc. and Pac-West Telecomm, Inc. for the State of California dated May 28, 2003. (Incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.)
+10	.24	Executive agreement dated as of July 1, 2003, made by and between us and Henry R. Carabelli, Chief Executive Officer (Incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.) First amendment dated December 28, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 28, 2005.)
10.25		First Supplemental indenture, dated November 25, 2003 by and between us and Wells Fargo Bank Minnesota, N.A. (formerly known as Norwest Bank Minnesota, National Association), as trustee in connection with certain amendments to the Indenture, dated as of January 29, 1999, relating to the Company’s 13.5% Series A and B Senior Notes due 2009. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated November 26, 2003.)
10.26		Senior secured promissory note, dated December 19, 2003, between us and Deutsche Bank AG — London acting through DB Advisors, LLC. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 19, 2003.)
10.27		Warrant to purchase shares of our common stock, dated December 19, 2003 issued to Deutsche Bank AG — London acting through DB Advisors, LLC. (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 19, 2003.)
10.28		Registration rights agreement, dated December 19, 2003, between us and Deutsche Bank AG — London acting through DB Advisors, LLC. (Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 19, 2003.)
10.29		Guaranty and security agreement, dated December 19, 2003, between us and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 19, 2003.)
+10	.30	Separation agreement dated October 21, 2003 between us and Wallace W. Griffin. (Incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)
+10	.31	Performance unit award agreement, dated December 29,2003, between us and Henry R. Carabelli, Chief Executive Officer. (Incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)
10.32		Network interconnection agreement, dated February 9, 2004 between us and Cox Arizona Telcom, LLC. (Incorporated by reference to Exhibit 10.79 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.)
10.33		Loan facility, dated May 20, 2004 between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)

Exhibit
No.		Description

10.34		Term loan and security agreement, dated May 21, 2004, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.81 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
10.35		Collateral installment note, dated May 21, 2004, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
10.36		Amendment to Collateral installment note, dated May 21, 2004, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.83 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
10.37		Term loan and security agreement, dated July 2, 2004, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.84 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
10.38		Collateral installment note, dated July 2, 2004, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
10.39		Settlement agreement between the Company and SBC California dated July 28, 2004. (Incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.)
+10	.40	Agreement regarding compensation on change of control dated August 17, 2004, made by and between the Company and H. Ravi Brar, Chief Financial Officer. (Incorporated by reference to Exhibit 10.88 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)
+10	.41	Agreement regarding compensation on change of control dated August 17, 2004, made by and between the Company and Michael Hawn, Vice President Customer Network Services. (Incorporated by reference to Exhibit 10.89 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)
+10	.42	Agreement regarding compensation on change of control dated August 17, 2004, made by and between the Company and John Sumpter, Vice President Regulatory. (Incorporated by reference to Exhibit 10.90 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)
+10	.43	Amendment No. 1 to the Settlement Agreement between the Company and SBC California dated October 19, 2004. (Incorporated by reference to Exhibit 10.91 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)
+10	.44	Employee Stock Purchase Plan amended and restated June 16, 2004. (Incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10.45		Asset Purchase Agreement dated December 17, 2004, as amended, by and between the Company and U.S. TelePacific Corp. (Incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10.46		Amendment No. 1 to Asset Purchase Agreement dated March 11, 2005, by and between the Company and U.S. TelePacific Corp. (Incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10.47		Payoff Letter and Release dated December 17, 2004, by and between the Company and Deutsche Bank AG — London. (Incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10.48		Transition Service Agreement dated December 17, 2004, as amended, by and between the Company and U.S. TelePacific Corp. (certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

Exhibit
No.		Description

10.49		Dial Access Services Agreement between the Company and Qwest Communications Corporation dated January 31, 2002 and the following amendments: Amendment No. 1 dated June 28, 2002, Amendment No. 2 dated January 1, 2003, Amendment No. 3 dated May 21, 2003, Amendment No. 4 dated July 18, 2004 and Amendment No. 5 dated May 17, 2005 (certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment). (Incorporated by reference to Exhibits 10.72 — 10.77 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.)
10.50		Term loan and security agreement, dated May 27, 2005, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.78 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.)
10.51		Collateral installment note, dated May 27, 2005, between the Company and Merrill Lynch Capital. (Incorporated by reference to Exhibit 10.79 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.)
10.52		Agreement and amendment dated October 6, 2005 to (i) Asset Purchase Agreement, made as of December 17, 2004, as amended and (ii) Transition Services Agreement, made December 17, 2004 (certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment). (Incorporated by reference to Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.)
+10	.53	Notice of Restricted Stock Bonus Award dated December 28, 2005 by Pac-West Telecomm, Inc. to Henry R. Carabelli. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 28, 2005.)
10.54		First Amendment to Loan and Security Agreement dated as of November 30, 2005, by and between Comerica Bank and Pac-West Telecomm, Inc., Pac-West Telecom of Virginia, Inc., PWT Services, Inc., and PWT of New York, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 2, 2005.)
10.55		Loan and Security Agreement dated as of November 9, 2005, by and between Comerica Bank and Pac-West Telecomm, Inc., Pac-West Telecom of Virginia, Inc., PWT Services, Inc., and PWT of New York, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 9, 2005.)
10.56		Letter from BDO Seidman, LLP to the Securities and Exchange Commission, dated September 16, 2005. (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated September 16, 2005.)
*10	.57	Network Interconnection Agreement between Cox California Telecom, LLC and Pac-West Telecomm, Inc. for the State of California, dated November 17, 2003
*10	.58	Term loan and security agreement, dated November 30, 2005, between the Company and Merrill Lynch Capital.
*10	.59	Collateral installment note, dated November 30, 2005, between the Company and Merrill Lynch Capital.
*21	.1	Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)
*23	.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
*23	.2	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm.
*23	.3	Consent of Macias Gini & Company LLP, Independent Registered Public Accounting Firm.

Exhibit
No.		Description

*31	.1	Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification by H. Ravi Brar, Chief Financial Officer and Vice President of Human Resources pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification by H. Ravi Brar, Chief Financial Officer and Vice President of Human Resources pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Newly filed with this report

+	Management contract or compensatory plan or arrangement