Form 10-Q
period 2006-03-31
PAC-WEST TELECOMM INC
filed 2006-05-12
CIK 1071598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether he registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]            Accelerated filer [ ]               Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 30, 2006, the Company had an aggregate of 37,616,030 shares of common stock issued and outstanding.

PAC-WEST TELECOMM, INC.
Report on Form 10-Q For the Quarterly Period Ended March 31, 2006
Table of Contents

Part I.	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets
	March 31, 2006 and December 31, 2005	3
	Condensed Consolidated Statements of Operations and Comprehensive Income
	(Loss) - Three months ended March 31, 2006 and 2005	4
	Condensed Consolidated Statements of Cash Flows - Three
	months ended March 31, 2006 and 2005	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	25

Item 4.	Controls and Procedures	26

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
Signatures		27

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PAC-WEST TELECOMM, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands except share and per share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$22,676	$26,681
Short-term investments	1,124	-
Trade accounts receivable, net of allowances of
$300 and $368 at March 31, 2006 and
December 31, 2005, respectively	7,936	7,806
Receivable from transition service agreement	1,152	1,170
Prepaid expenses and other current assets	2,953	3,129
Total current assets	35,841	38,786
Property and equipment, net	47,248	39,458
Other assets, net	913	1,079
Total assets	$84,002	$79,323

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,291	$6,578
Current obligations under notes payable and capital leases	8,595	5,392
Accrued interest	910	2,032
Other accrued liabilities	8,118	8,492
Total current liabilities	26,914	22,494
Senior Notes	36,102	36,102
Notes payable and capital leases, less current portion	11,731	7,418
Other liabilities, net	98	72
Total liabilities	74,845	66,086

Commitments and Contingencies (Note 7)
Stockholders' Equity:
Preferred stock, no par value, 600,000 shares authorized; none
issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares
authorized, 37,211,030 and 37,204,093 shares issued
and outstanding at March 31, 2006 and December 31,
2005, respectively	37	37
Additional paid-in capital	191,095	191,319
Accumulated deficit	(181,993)	(177,721)
Accumulated other comprehensive gain (loss)	18	(25)
Deferred stock compensation	-	(373)
Total stockholders' equity	9,157	13,237
Total liabilities and stockholders' equity	$84,002	$79,323
See notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss)
(Unaudited, in thousands except per share data)

	Three Months Ended
	March 31,
	2006	2005

Revenues	$19,628	$28,131
Costs and Expenses:
Network expenses (exclusive of depreciation shown separately below)	9,000	10,566
Selling, general and administrative	13,582	14,673
Reimbursed transition expenses	(2,904)	-
Depreciation and amortization	2,832	3,750
Restructuring charges	15	384
Total operating expenses	22,525	29,373
Loss from operations	(2,897)	(1,242)

Interest expense, net	1,375	2,806
Gain on sale of enterprise customer base	-	(24,034)
Loss on extinguishment of debt	-	2,138
(Loss) income before income taxes	(4,272)	17,848
Income tax expense	-	509
Net (loss) income	$(4,272)	$17,339

Basic (loss) income per share	$(0.11)	$0.47
Diluted (loss) income per share	$(0.11)	$0.45

Weighted Average Shares Outstanding:
Basic	37,206	36,803
Diluted	37,206	38,889

Comprehensive (Loss) Income:
Net (loss) income	$(4,272)	$17,339
Unrealized gains (losses) on investments, net of tax	51	(22)
Reclassification of realized gains on sale of investments, net of tax	(8)	-
Comprehensive (loss) income	$(4,229)	$17,317

See notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)
	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net income (loss)	$(4,272)	$17,339
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	2,832	3,750
Amortization of deferred financing costs	57	154
Amortization of discount on notes payable	-	1,262
Stock-based compensation	146	48
Loss on extinguishment of debt	-	2,138
Gain on sale of enterprise customer base	-	(24,034)
Provision for doubtful accounts	12	77
Other	61	122
Changes in operating assets and liabilities:
Increase in accounts receivable	(142)	(84)
Decrease in receivable from transition service agreement	18	-
Decrease in prepaid expenses and other current assets	335	493
Decrease in accounts payable	(1,800)	(477)
Decrease in accrued interest	(1,122)	(1,008)
Decrease in other current liabilities and other liabilities	(348)	(1,039)
Net cash used in operating activities	(4,223)	(1,259)

Investing activities:
Purchase of property and equipment	(5,801)	(1,600)
Redemptions (purchase) of short-term investments, net	(1,081)	207
Proceeds from sale of enterprise customer base	-	26,953
Returned deposits associated with the enterprise customer base sale	-	(3,500)
Other	-	50
Net cash (used in) provided by investing activities	(6,882)	22,110

Financing activities:
Repayments of notes payable	(759)	(41,441)
Proceeds from the issuance of common stock	3	21
Principal payments on capital leases	(116)	(100)
Net proceeds from borrowing under notes payable	7,972	-
Net cash provided by (used in) financing activities	7,100	(41,520)

Net decrease in cash and cash equivalents	(4,005)	(20,669)
Cash and cash equivalents:
Beginning of period	26,681	32,265
End of period	$22,676	$11,596

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,619	$2,832
Non-cash Operating and Investing Activities:
Acquisitions of property and equipment included in accounts payable	$4,513	$-
Non-cash Operating and Financing Activities:
Prepaid maintenance agreement financed by notes payable	$165	$-
Non-cash Investing and Financing Activities:
Equipment acquired with capital lease obligations	$254	$-
See notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2006

The terms "the Company," "Pac-West," "we," "our," "us," and similar terms used in this Form 10-Q, refer to Pac-West Telecomm, Inc.

1.	Organization and Basis of Presentation

The Company is an independent provider of integrated communication solutions that enable communication providers to use the Pac-West network and its services as an alternative to building and maintaining their own network. The Company’s customers currently include Internet service providers (ISPs), enhanced communication service providers (ESPs) and other direct providers of communication services to business or residential end-users, collectively referred to as service providers (SPs). On March 11, 2005, the Company sold substantially all of its enterprise customer base to U.S. TelePacific Corp. (TelePacific) while retaining the Company’s associated network assets.

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (US GAAP) for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods indicated, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and notes required by US GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2006.

Based on criteria established by Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has one reportable operating segment. While the Company monitors the revenue streams of its various services, the revenue streams share almost all of the various operating expenses. As a result the Company has determined that it has one reportable operating segment.

These unaudited condensed consolidated financial statements include the results of operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentations.

Application of Critical Accounting Policies

Critical Accounting Policies. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses for the reporting period. The Company considers the following accounting policies to be critical policies due to the estimation processes involved in each:

• revenue recognition;

• provision for doubtful accounts receivable;

• estimated settlement of disputed billings;

• impairment for long-lived assets; and

• stock-based compensation.

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

Revenues from service access agreements are recognized as the service is provided, except for intercarrier compensation fees paid by the Company’s intercarrier customers for completion of their customers’ calls through the Company’s network, and access charges paid by carriers for long distance traffic terminated on the Company’s network. The Company’s right to receive this type of compensation is the subject of numerous regulatory and legal challenges. Until all issues affecting a given item of revenue are resolved, the Company will continue to recognize intercarrier compensation as revenue when the price becomes fixed and determinable and collectibility is reasonably assured.

Some ILECs with which the Company has interconnection agreements have withheld payments from amounts billed by the Company under their agreements. The process of collection of intercarrier compensation can be complex and subject to interpretation of regulations and laws. This can lead to negotiated settlements between the Company and the ILEC where it agrees to accept a portion of what it believes is owed to it.

Provision for doubtful accounts receivable. Provisions for allowances for doubtful accounts receivable are estimated based upon:

• historical collection experience;

• customer delinquencies and bankruptcies;

• information provided by the Company’s customers;

• observance of trends in the industry; and

• other current economic conditions.

Estimated settlements for disputed billings. During the ordinary course of business, the Company may be billed for carrier traffic for which management believes it is not responsible for. In such instances, the Company may dispute with the appropriate vendor and withhold payment until the matter is resolved. The Company’s current disputes are primarily related to incorrect facility rates or incorrect billing elements that the Company believes are being charged. Management regularly reviews and monitors all disputed items and, based on industry experience, records an accrual that represents what it estimates it may pay to settle the dispute. Although the Company continues to actively try to expedite resolutions, often times the state Public Utilities Commission must become involved to arbitrate such agreements. This process is often not timely and resolutions are often subject to appeal.

Long-lived assets. In 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company evaluates its long-lived assets when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. When the Company considers an asset to be impaired, it is written down to its estimated fair market value. This is assessed based on factors specific to the type of asset. In assessing the recoverability of these assets, the Company makes assumptions regarding, among other things, estimated future cash flows to determine the fair value of the respective assets. If these estimates and the related assumptions change in the future, the Company may be required to record additional impairment charges for these assets.

Stock-based compensation. On January 1, 2006, the Company adopted SFAS No. 123R and accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R “Share-Based Payment”. The Company uses the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options (expected term), the estimated volatility of its common stock price over the expected term and the number of options that will cancel for failure to complete their vesting requirements (forfeitures). Changes in these assumptions could materially affect the estimate of fair value stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations and comprehensive income (loss).

2. Stock-based Compensation

The Company has stock-based compensation plans that include employee options, restricted stock and an employee stock purchase plan. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. SFAS No. 123R requires the Company to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards, with limited exceptions. Cost is recognized over the period during which an employee is required to provide services (usually the vesting period). The Company previously followed Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" for its stock-based compensation plans and adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to disclose pro forma information regarding stock-based compensation based on specified valuation techniques that produce estimated compensation charges.

The Company recorded approximately $97,000 in expense during the quarter ended March 31, 2006 as a result of its adoption of SFAS No. 123R. There was no material impact on basic and diluted earnings per share or cash flow from either operations or financing activities due to the adoption of SFAS 123R.

Total compensation expense recognized for stock-based awards for the three months ended March 31, 2006 and 2005 was $146,000 and $48,000, respectively, and is included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The Company recognized approximately $49,000 and $48,000, respectively, for the quarters ended March 31, 2006 and 2005 related to performance unit awards. Cash received for options exercised during the three months ended March 31, 2006 and 2005 was $3,000 and $21,000, respectively.

For the three months ended March 31, 2006, potential common stock was anti-dilutive, as it decreased the net loss per share. Accordingly, for the three months ended March 31, 2006, 814,609 shares were excluded from the diluted net loss per share calculation.

The effect of the change from applying the original provisions of SFAS 123 for the comparison period is as follows:

Three Months Ended
March 31,
2005
(Dollars in thousands except per share amounts)

Net income (loss) as reported	$17,339
Total stock-based employee compensation included in
reported net income (loss), net of tax	48
Total stock-based employee compensation determined
under the fair value based method	(155)

Pro forma	$17,232

Basic net income (loss) per common share:
As reported	$0.47
Pro forma	$0.47
Diluted net income (loss) per common share:
As reported	$0.45
Pro forma	$0.44

Stock Incentive Plans

In January 1999, the Company’s Board of Directors approved the terms of the 1999 Stock Incentive Plan which authorizes the granting of stock options, including restricted stock, stock appreciation rights, dividend equivalent rights, performance units, performance shares or other similar rights or benefits to employees, directors, consultants and advisors. In addition, options have been granted to two senior officers (both of whom are no longer officers) pursuant to the 1998 Griffin and Bryson Non-Qualified Stock Incentive Plans. In May 2000 the Board of Directors approved the 2000 Napa Valley Non-Qualified Stock Incentive Plan. An aggregate of 7,601,750 shares of common stock are currently reserved for option grants under these plans (the Plans). Option awards are generally granted with an exercise price equal to the closing market price of the Company’s stock on the trading day prior to the date of grant; option awards generally vest ratably based on 4 years of continuous service and have 10-year contractual terms. Stock awards generally vest over 3 to 4 years. Certain options and stock awards provide for accelerated vesting if there is a change in control (as defined by the Plans). Stock options exercised are settled with new issuances of stock.

As of March 31, 2006, there was $1.2 million of total unrecognized compensation cost related to the nonvested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3 years. The total fair value of shares vested during the quarter ended March 31, 2006 was approximately $40,000. For the period ended March 31, 2006, there was no stock-based compensation cost capitalized and no tax benefit recognized.

Stock Options

The fair value of each stock option award granted under the Plans is estimated using the Black-Scholes option-pricing model. The application of this valuation model involves certain assumptions in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during the periods are presented as follows:

	Three Months Ended
	March 31,
	2006	2005
Expected volatility	110.8%	106.0%
Risk-free interest rate	4.5%	3.8%
Expected term	6.3	4.0
Expected dividend yield	0.0%	0.0%

    Historical information was the primary basis for the selection of the expected volatility, dividend yield and the 2005 expected term. The expected term of the options granted during 2006 is calculated using the simplified formula promulgated by the Securities and Exchange Commission staff in Staff Accounting Bulletin No. 107 which allows for the expected term to be calculated as the sum of the vesting term and the original contractual term divided by 2. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

    A summary of the option activity under the Plans as of March 31, 2006, and changes during the period then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000's)	Price	Term	(000's)
Outstanding at January 1, 2006	5,804	$1.70
Granted	147	$0.96
Exercised	(7)	$0.48
Cancelled	(90)	$1.46
Outstanding at March 31, 2006	5,854	$1.68	6.4	$750

Vested and exercisable at
March 31, 2006	3,913	$1.93	6.4	$673

    The weighted-average fair value of options granted during the quarters ended March 31, 2006 and 2005 was $0.85 and $1.09, respectively. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was approximately $7,000 and $48,000, respectively.

Restricted Stock

    As of March 31, 2006 and December 31, 2005, the Company had 400,000 nonvested shares of restricted stock outstanding. The restricted stock vests on June 30, 2009. However, 200,000 shares of restricted stock vest at such earlier time as (a) the monthly average fair market value of the Company’s common stock exceeds $3.00 per share for a period of six consecutive months and (b) all of the shares of restricted stock shall vest at such earlier time as certain change in control transactions occur with respect to the Company. Total compensation expense for the restricted stock award was determined based upon the closing market price on the date of the award multiplied by the number of shares awarded. At March 31, 2006, there was approximately $364,000 of unrecognized compensation expense associated with this award. The Company expects to recognize this expense on a straight-line basis through June 30, 2009 or such shorter period if vesting is accelerated under the terms of the award.

Employee Stock Purchase Plan

    The Company established the 2000 Employee Stock Purchase Plan (the Purchase Plan) under which one million shares of common stock have been reserved for issuance and 489,004 shares remained available for issuance at March 31, 2006. Full-time employees may designate up to 10% of their compensation, not to exceed 1,000 shares each six-month period, or $25,000 worth of common stock in any one calendar year, which is deducted each pay period for the purchase of common stock under the Purchase Plan. On the last business day of each six-month period, shares of common stock are purchased with the employees’ payroll deductions at 85% of the lesser of the market price on the first or last day of the six-month period. The Purchase Plan will terminate no later than May 2, 2020. Compensation expense for the three months ended March 31, 2006 and 2005 was computed, for disclosure purposes in 2005 and for recognition in 2006, based on the fair value of the employee’s purchase rights estimated using the Black-Scholes model with the following assumptions:

	Three Months Ended
	March 31,
	2006	2005
Expected volatility	68.0%	84.0%
Risk-free interest rate	4.4%	2.5%
Expected term	0.5	0.5
Expected dividend yield	0.0%	0.0%

    Expected volatility is based primarily on historical stock volatility for the most recent period equal to the expected term (which is equal to the actual purchase term). No dividends were expected during these terms and the risk-free interest rate is based on the six-month U.S. Treasury rate in effect at the beginning of the period. Since actual purchases occur semi-annually, the Company must, during the first and third quarters of the year, estimate future purchase levels based on observation of historical participation levels. Compensation expense recognized at March 31, 2006 was approximately $11,000.

3. Concentration of Customers and Suppliers

For the three months ended March 31, 2006 and 2005, the Company had the following concentrations of revenues and operation costs:

	Three Months Ended
	March 31,
	2006	2005
Largest customers: Percentage of total
revenues

Customer 1	23.7%	21.1%
Customer 2	14.1%	16.7%

Largest supplier: Percentage of network
expenses	34.0%	38.3%

During each of the comparison periods, no other customer accounted for more than 10% of total revenues. There were two customers representing 19.4% and 11.4%, respectively, of trade accounts receivable as of March 31, 2006. At December 31, 2005, no customer represented more than 10% of trade accounts receivable.

4. Restructuring Charges

2001 and 2002 Restructuring Plans

    A summary of the activity for the three months ended March 31, 2006 pertaining to the Company's 2001 and 2002 restructuring plans, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005, consist of the following:

	Restructuring	Additional		Restructuring
	Liability	Restructuring		Liability
	as of	Expense	Cash	as of
	Dec. 31, 2005	Incurred	Payments	Mar. 31, 2006
(Dollars in thousands)
Rent expense for vacated premises	$1,915	$14	$(114)	$1,815

    The amount of the reserve for vacated premises is equal to the monthly lease payment of the unoccupied space, less any estimated sublease income, multiplied by the remaining months on the lease. During the three months ended March 31, 2006, the Company recorded additional restructuring charges of approximately $14,000 due to increased common area operating expenses at the Colorado facility. The final cash payment to be recorded against the restructuring reserve is currently expected to occur in March 2010.

2005 Restructuring Plan

    A summary of the activity for the three months ended March 31, 2006 pertaining to the Company's 2005 plan, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005, consist of the following:

	Restructuring	Additional		Restructuring
	Liability	Restructuring		Liability
	as of	Expense	Cash	as of
	Dec. 31, 2005	Incurred	Payments	Mar. 31, 2006
(Dollars in thousands)
One-time employee termination benefits	$41	$1	$(18)	$24

    The amount of the reserve is for benefits to employees who were or may be involuntarily terminated in connection with the sale of substantially all of the Company’s enterprise customer base to TelePacific on March 11, 2005. As of March 31, 2006, approximately 78 employees had been involuntarily terminated out of the estimated 80 employees expected to be terminated in connection with such sale. During the three months ended March 31, 2006, the Company recorded additional restructuring charges of approximately $1,000 for employee termination benefits.

    The Company anticipates the total cash paid for employee termination benefits, which is contingent upon the actual termination date of the remaining employees, and rent expense for vacated premises, which ended October 2005, to be approximately $528,000 and $56,000, respectively. In connection with such sale, the Company entered into a Transition Service Agreement (TSA) with TelePacific that, among other things, obligates the Company to provide certain transition services to TelePacific. In April 2006, TelePacific exercised the second and last option to extend the TSA to September 12, 2006. As a result, the final cash payment to be recorded against the 2005 restructuring reserve is expected to occur in September 2006 in conjunction with the termination of the TSA.

5. Income Taxes

    The Company's effective income tax rate for the quarters ended March 31, 2006 and 2005 was 0.0% and 2.9%, respectively. As of March 31, 2006, there was a tax receivable of $0.3 million.

6. Other Comprehensive Income (Loss)

For the quarter ended March 31, 2006 there was $51,000 of other comprehensive income pertaining to net unrealized investment gains on available-for-sale marketable securities and $8,000 in reclassifications of realized gains on sales of investments during the period. For the quarter ended March 31, 2005 there was $22,000 of other comprehensive loss pertaining to net unrealized investment losses on available-for-sale marketable securities.

7. Commitments and Contingencies:

The Company has a five-year contract (the Contract) with an incumbent local exchange carrier (ILEC) for transport services that expires in November 2006. The contract requires that the Company meet certain minimum annual usage levels, which if met, trigger monthly credits to the Company. While the Company has met its minimum usage requirements through March 31, 2006, it has done so primarily through providing transition services to TelePacific. If TelePacific fully migrates the enterprise customer base to its system during the current TSA agreement and should the Company decide to terminate the Contract at such time, the Company could incur a termination fee. The amount of the termination fee, if any, is dependent on the remaining life of the Contract. The Company estimates the fee, if any, would approximate $1.0 million.

From time to time, the Company is subject to audits with various tax authorities that arise during the normal course of business. During the third quarter of 2005, the Company received a tax assessment arising from a tax audit amounting to $4.8 million. Subsequent to the third quarter of 2005, the Company filed an appeal against this assessment. The Company believes the resolution to this tax audit will not materially harm its business, financial condition or results of operations.

There have been no material developments in the litigation previously reported in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 as filed with the SEC on March 29, 2006. From time to time, the Company is a party to litigation that arises in the ordinary course of business. The Company believes that the resolution of this litigation, and any other litigation the Company may be involved with in the ordinary course of business, will not materially harm its business, financial condition or results of operations.

8. Related Party Transactions

Bay Alarm, a significant stockholder of the Company, together with its subsidiary, InReach Internet, LLC (InReach), were customers of the Company. As of March 11, 2005, the Bay Alarm customer account was included in the sale of substantially all of the enterprise customer base to TelePacific. Additionally, as of November 2005, InReach was no longer a subsidiary of Bay Alarm and therefore the table below does not reflect revenues subsequent to November 2005. Bay Alarm provides the Company with security monitoring services. The Company also leases a facility in Oakland, California from Bay Alarm. Certain information concerning these arrangements is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands
Revenues	$-	$280
Revenues as a percentage of total revenues	-	1.0%
Security monitoring costs	$8	$10
Oakland property rent payments	$89	$88

All expenses paid to Bay Alarm are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

9. Debt and interest expense, net

At March 31, 2006 and December 31, 2005, long-term debt and capital lease obligations consist of the following:

	March 31,	December 31,
	2006	2005
	(unaudited)
	(Dollars in thousands)
Senior Notes	$36,102	$36,102
Capital lease obligations	789	651
Notes payable	19,537	12,159
Less current portion of notes payable and capital leases	(8,595)	(5,392)
	$47,833	$43,520

The Senior Notes of which there is $36.1 million in principal amount outstanding at March 31, 2006 and December 31, 2005, mature on February 1, 2009 and bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009.

During 2004, the Company entered into a secured financing arrangement with Merrill Lynch Capital (Merrill Lynch), a division of Merrill Lynch Business Financial Services, Inc., pursuant to which the Company could have borrowed up to an aggregate amount of $10.0 million, subject to certain conditions. This financing arrangement was structured in a manner that provided for multiple credit facilities up to an aggregate of $10.0 million with each facility having separate closing dates and repayment schedules. Additional borrowing under this secured financing arrangement expired on December 31, 2004. The principal and accrued interest of each facility is payable in 36 equal monthly installments. The Company has the option to prepay each outstanding facility after 18 months subject to a maximum premium of 3% of the outstanding facility. Interest on each facility was fixed at 5% plus the 3-year swap rate, as published by Bloomberg Professional Services, determined two business days prior to the closing date of each facility. The Company used the proceeds of this financing arrangement to acquire a new telecommunication switch and related equipment, which secure borrowings under this financing arrangement.

As of March 31, 2006, the Company had borrowed approximately $5.4 million under the Merrill Lynch Capital financing arrangement under two credit facilities both with interest rates of 8.6%. As of March 31, 2006 and December 31, 2005, the principal balance was $2.6 million and $2.9 million, respectively, and is included under Notes Payable in the above table.

The Company entered into a second secured financing arrangement with Merrill Lynch during 2005 pursuant to which the Company borrowed $1.9 million in May 2005 and $4.5 million in November 2005 at fixed rates of 8.6% and 9.3%, respectively. In each case the principal and accrued interest is payable in 36 consecutive monthly installments. Principal payments on the May loan commenced July 1, 2005 and the November loan commenced January 2006. The Company has the option to prepay the outstanding balance after 18 months but prior to 24 months subject to a premium of 3%, and if paid thereafter, accompanied by a premium of 1%. The borrowing arrangement is secured by telecommunications switching and computer equipment. As of March 31, 2006 and December 31, 2005 the principal balances of $5.7 million and $6.0 million, respectively, are included in the above table under Notes Payable.

In May 2004, the Company completed financing agreements for various network equipment with Cisco Systems, Inc. (Cisco). These financing agreements were comprised of $1.4 million of equipment capital leases and a $1.6 million note payable exchanged for a 36-month maintenance services agreement. As of March 31, 2006 and December 31, 2005, the principal balance for the capital lease portion of the arrangement was $0.5 million and $0.7 million, respectively, and is included in the above table under Capital Lease Obligations. As of March 31, 2006 and December 31, 2005, the principal balance of the note payable was $0.6 million and $0.7 million, respectively, and is included in the above table under Notes Payable.

In March 2006, the Company completed a new financing agreement with Cisco for various network equipment and related maintenance. This financing agreement was comprised of a $0.3 million of equipment capital lease and a $0.2 million note payable exchanged for a 36-month maintenance services agreement. As of March 31, 2006 the principal balance for the capital lease portion of the arrangement was $0.3 million, and is included in the above table under Capital Lease Obligations. As of March 31, 2006 the principal balance of the note payable was $0.2 and is included in the above table under Notes Payable.

In November 2005, the Company entered into a Loan and Security Agreement (Agreement) with Comerica Bank, which provides for up to $5 million of revolving advances and up to $15 million of term loans, subject to certain conditions. Any revolving advances are not to exceed 80% of eligible accounts receivables and are due and payable in full on November 9, 2007. There were no revolving advances as of March 31, 2006.

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

Rates for borrowings under the Agreement float and are based, at the Company’s election, at 2.75% above a calculated Eurodollar rate for the revolving advances and 3.75% above a Eurodollar rate for the term loans or Comerica’s prime rate for the revolving advances and Comerica’s prime rate plus 0.5% for the term loans. The Company selected the bank prime rate base for the current term loan resulting in an interest rate of 8.25% as of March 31, 2006 and a range of 7.75% to 8.25% during the three months ended March 31, 2006. The Agreement is secured by all personal property of the Company, prevents the distribution of any dividends without the written consent of Comerica and requires the Company to maintain certain financial and restrictive covenants including compensating cash balances. The Company shall maintain 80% of all cash balances with Comerica and compensating cash balances of not less than $15.0 million through December 30, 2006, $12.5 million December 31, 2006 through June 29, 2007 and $10.0 million, thereafter. As of March 31, 2006 and December 31, 2005, the term loan principal balance was $10.5 million and $2.5 million, respectively, and is included in the above table under Notes Payable.

Interest expense, net for the quarters ended March 31, 2006 and 2005 was as follows:

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)	(unaudited)
	(Dollars in thousands)
Interest on Senior Notes	$1,218	$1,218
Accreted discount on Senior Secured Note	-	1,262
Amortization of deferred financing costs	57	154
Other interest expense	280	362
Less interest income	(180)	(190)
Interest expense, net	$1,375	$2,806

The weighted average interest rate on short-term borrowings outstanding as of March 31, 2006 and 2005 was 7.55% and 6.03%, respectively.

10. Subsequent Event

Subsequent to the end of the first quarter of 2006, the Company became aware, and notified Comerica, that it was not in compliance with the Adjusted Quick Ratio and Total Liabilities to Effective Tangible Net Worth covenants in the Agreement, in each case, as of Apri1 30, 2006. On May 11, 2006, the Company received from Comerica a waiver of the defaults arising as a result of its non-compliance with these two financial covenants. The waiver covers the period from April 1, 2006 through and including May 31, 2006. The Company expects to negotiate and enter into an amendment to the Agreement in order to gain compliance with these two financial covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks. In this Quarterly Report on Form 10-Q, our use of the words "outlook," "expect," "anticipate," "estimate," "forecast," "project," "likely," "objective," "plan," "designed," "goal," "target," and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important risk factors that are described in our Annual Report on Form 10-K for the period ended December 31, 2005, as filed with the SEC on March 29, 2006, which may be revised or supplemented in subsequent reports filed by us with the SEC. Such risk factors include, but are not limited to: our level of indebtedness; an inability to generate sufficient cash to service our indebtedness; regulatory and legal uncertainty with respect to intercarrier compensation payments received by us; other regulatory changes; the migration to broadband Internet access affecting dial-up Internet access; the loss of key executive officers could negatively impact our business prospects; an increase in our network expenses; migration of our enterprise customer base to U.S. TelePacific Corp. occurring sooner than contemplated; the possible delisting of our common shares from the Nasdaq Capital Market; customer acceptance of products, such as VoIP; and our principal competitors for local services and potential additional competitors have advantages that may adversely affect our ability to compete with them.

Introduction

    We are an independent provider of integrated communication solutions that enable communication providers to use our network and services as an alternative to building and maintaining their own network. Our customers include Internet service providers (ISPs), enhanced communication service providers (ESPs) and other direct providers of communication services to business or residential end-users, collectively referred to as service providers (SPs).

    We announced in October 2005 the first phase of a planned national expansion. Under our expansion plan, we intend to offer our full suite of voice over Internet protocol (VoIP) and Internet access enabling services in 36 major metropolitan markets, covering more than 50% of the U.S. population. We are positioning ourselves as a key player in the SP space with a focus on expansion through enabling others to become communication service providers. This planned expansion is designed to provide a nationwide, single source platform that seamlessly bridges circuit-switching and packet-switching targeted at VoIP providers, wireless broadband providers, ISPs, carriers and other Next Generation service providers. We are in the business of enabling any company to become a custom telecommunications company. In addition, this planned expansion is anticipated to increase our market share of dial-up Internet services. While we expect that the majority of dial-up Internet service will migrate to broadband over time, it is a large target market and we remain focused on serving the needs of our customers.

    In May 2006 we announced that we are now serving customers across our expanded network in Washington, D.C. and Denver, Colorado in addition to announcing the availability of our East Coast SuperPOP to support our nationwide expansion plan. We also announced in May our increased coverage in Oregon and Washington, as well as an initial expansion into Idaho, in response to increasing demand for infrastructure services.

    We announced in January 2006 an alliance with VeriSign, Inc. (VeriSign) to provide services that enable communications providers to offer converged IP, voice and data communications. The alliance contemplates that VeriSign will facilitate us with back office and database services including Calling Party Name, Local Number Portability, E911 related database updating, SS7 and provisioning services. Further, it is expected that we will contribute voice and data network services such as trunking, switching, E911 selective router trunking and IP transport. Our strategic alliance with VeriSign is expected to enhance our national expansion plans and strategy of being a single source for converged solutions offered by VoIP, wireless, broadband and other service providers, allowing both companies to drive adoption of next-generation applications.

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

    In addition, on March 11, 2005, we entered into a Transition Service Agreement (TSA) with TelePacific that, among other things, obligates us to provide certain transition services to TelePacific at our estimated cost for a one-year period subject to extension for two additional three-month periods. The estimated costs to be reimbursed to us include network related and administrative support services which are provided exclusively to TelePacific and were capped at $10.5 million. In accordance with the TSA, TelePacific received a $2.0 million credit against the total amount to be billed that occurred during the second quarter of 2005. During the third quarter of 2005, we entered into an amendment with TelePacific to resolve certain disputed matters arising out of the APA and to amend and modify the TSA. The TSA amendment eliminated the cap of $10.5 million for certain types of network related services for which TelePacific is obligated to reimburse us during the initial 12 month transition period. During April 2006, TelePacific exercised their second and final option to extend the transition period for an additional three months. This will extend the TSA transition period to September 12, 2006.

    For the three months ended March 31, 2006, we recorded reimbursed transition expenses of $2.9 million in accordance with the TSA. This amount is recorded as a reduction to costs and expenses on a separate line item in the condensed consolidated statements of operations and comprehensive income (loss). Costs billed under the TSA are based upon estimated costs to us, and we anticipate that no profit will be recognized on the services performed under the TSA. The enterprise services are provided by the same network assets and maintained and operated by the same employee base as other services provided by us until TelePacific can transition the enterprise customer base onto its own network. As such, our common network services or expenses cannot be segregated based upon the services provided and therefore the estimated costs have primarily been billed based upon a fixed fee per type of service or transaction. Due to the inseparability of our network, the absence of identifiable shared costs, and as no network assets were sold to TelePacific, we determined the transaction with TelePacific did not result in discontinued operations.

    The following table shows our financial performance for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)	(unaudited)
	(Dollars in thousands)

Total revenue	$19,628	$28,131
Loss from operations	$(2,897)	$(1,242)
Net (loss) income	$(4,272)	$17,339
(Loss) income per share diluted	$(0.11)	$0.45

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

We have carrier customers who pay us to terminate their originating call traffic on our network. These payments consist of meet point access charges, third party transit traffic and intercarrier compensation payments, collectively referred to as intercarrier compensation. Intercarrier compensation payments are a function of the number of calls we terminate, the minutes of use associated with such calls and the rates at which we are compensated by the incumbent local exchange carriers (ILECs). Intercarrier compensation payments have historically been a significant portion of our revenues but the intercarrier carriers are not currently a targeted customer. Intercarrier compensation payments accounted for 37.7% and 31.0% of our total revenues for the quarters ended March 31, 2006 and 2005, respectively. The failure, for any reason, of one or more carriers from which we ordinarily receive intercarrier compensation payments to make all or a significant portion of such payments would adversely affect our financial results.

Our right to receive intercarrier compensation payments from other carriers, as well as the right of competitive local exchange carriers (CLECs) and other competitors to receive such payments is the subject of numerous regulatory and legal challenges.

On October 20, 2004, we filed a formal complaint with the California Public Utilities Commission (CPUC) against AT&T.  In the complaint proceeding, we alleged that AT&T owed us over $7.0 million for traffic terminated by us on behalf of AT&T, plus late payment fees.  On September 19, 2005, the presiding hearing officer released a decision granting our complaint in all regards, except for our claim for late payment fees.  On October 19, 2005, AT&T filed an appeal with the CPUC, claiming the decision was in error.  We filed a simultaneous appeal with the CPUC, asking for approval of late payment fees.  The CPUC has not established a schedule for resolving the appeals, affecting the timing, and potentially the collectibility of these amounts.

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

Competition in the communication services market has resulted in the consolidation of companies in our industry, a trend we expect to continue. In order to grow our business and better serve our customers, we continue to consider new business strategies, such as our planned national expansion and alliance with VeriSign, Inc., and including, but not limited to, potential acquisitions, partnerships, or new business services. We believe that the footprint of our network, which encompasses all of the major metropolitan areas of California, in addition to Washington, D.C., Denver, Colorado, Oregon, Washington, Nevada, Arizona, Utah, as well as an initial expansion into Idaho, and our planned expansion, provides us with a significant competitive advantage that will enable us to successfully compete in the future, but we cannot guarantee that we will be able to achieve future growth.

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

• impairment for long-lived assets; and

• stock-based compensation.

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

Some ILECs with which we have interconnection agreements have withheld payments from amounts billed by us under their agreements. The process of collection of intercarrier compensation can be complex and subject to interpretation of regulations and laws. This can lead to negotiated settlements between us and the ILEC where we agree to accept a portion of what we believe is owed to us.

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

Stock-based compensation. On January 1, 2006, we adopted SFAS No. 123R and account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. We use the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options (expected term), the estimated volatility of the our common stock price over the expected term and the number of options that will cancel for failure to complete their vesting requirements (forfeitures). Changes in these assumptions could materially affect the estimate of fair value stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations and comprehensive income (loss).

Results of Operations

Quarter Ended March 31, 2006 Compared to the Quarter Ended March 31, 2005

Our significant revenue components and operational metrics for the quarters ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,
	2006	2005	% Change
	(unaudited)	(unaudited)
	(Dollars in millions)
Revenues:
Intercarrier compensation	$9.3	$10.0	(7.0)%
Mature Products	8.6	17.3	(50.3)%
Growth Products	1.7	0.8	112.5%
Total revenues	$19.6	$28.1	(30.2)%

Operational metrics:
Minutes of use (in billions)
Intercarrier	11.04	12.1	(8.8)%
Mature Products	0.05	0.06	(16.7)%
Growth Products	0.10	0.06	66.7%
Total minutes of use	11.19	12.22	(8.4)%

Total revenues, which is composed of intercarrier, mature products and growth products, decreased 30.2% to $19.6 million in the quarter ended March 31, 2006. This decrease was primarily attributable to the sale of our enterprise customer base to TelePacific in the same period in 2005 as well as the disconnection of lines no longer used by certain existing customers.

Intercarrier compensation decreased 7.0% to $9.3 million in the quarter ended March 31, 2006 from $10.0 million during the same period in 2005 primarily due to a 8.8% decrease in minutes of use compared to the same period in 2005.

    Mature products include dial access services, collocation, and all enterprise products. Revenues from mature products decreased $8.7 million, or 50.3% in the quarter ended March 31, 2006 from $17.3 million during the same period in 2005. The decrease was primarily due to the sale of substantially all of our enterprise customer base to TelePacific on March 11, 2005 in addition to customers disconnecting lines not in use.

Growth products include the VoiceSource suite (PSTN on Ramp, IFEX, PSTN on Ramp with NDS and Driver’s Seat), exchange advantage and enhanced dial access. Revenues from growth products increased $0.9 million, or 112.5% in the quarter ended March 31, 2006 from $0.8 million during the same period in 2005. The increase was due primarily to volume growth in addition to new products introduced subsequent to the quarter ended March 31, 2005.

Total minutes of use, which is composed of intercarrier, mature products and growth products declined 8.4% to 11.19 billion in the quarter ended March 31, 2006. Intercarrier minutes of use are composed of minutes of use resulting from both mature products and growth products that are initiated on another carrier’s network but terminated on our network. Intercarrier minutes of use decreased 8.8% due to a customer moving the majority of their traffic onto their own network. Mature products minutes of use decreased to 0.05 billion for the quarter ended March 31, 2006. Growth products minutes of use increased to 0.10 billion for the quarter ended March 31, 2006. We believe that the decrease in the minutes of use for mature products and the increase in the minutes of use related to growth products reflects the changing focus of our business as well as the recent introduction of new products.

The significant costs and expenses for the quarters ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,
	2006	2005	% Change
	(unaudited)	(unaudited)
	(Dollars in millions)
Costs and expenses:
Network expenses (exclusive of depreciation shown separately below)	$9.0	$10.6	(15.1)%
Selling, general and administrative	13.6	14.7	(7.5)%
Reimbursed transition expenses	(2.9)	-	100.0%
Depreciation and amortization	2.8	3.7	(24.3)%
Restructuring charges	-	0.4	(100.0)%
Total costs and expenses	$22.5	$29.4	(23.5)%

    Consolidated network expenses decreased $1.6 million, or 15.1% during the quarter ended March 31, 2006 compared to $10.6 million during the same period in 2005 due primarily to negotiated supplier credits received in 2006 in addition to former customers transitioning off our network as a result of the sale of substantially all of our enterprise customer base to TelePacific’s network. During this transition period, we are obligated under the TSA, among other things, to provide certain transition services to TelePacific at our estimated cost. The estimated costs to be reimbursed to us include network related services and are included under “Reimbursed transition expenses.”

    Consolidated selling, general and administrative expenses decreased 7.5% to $13.6 million for the quarter ended March 31, 2006 from $14.7 million during the same period in 2005. The decrease was due primarily to the reduction in full-time equivalent employees, primarily sales employees, as a result of the sale of substantially all of our enterprise customer base during the first quarter of 2005, partially offset by costs associated with the expansion plan.

    Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” utilizing the modified prospective method. We recorded approximately $97,000 in selling, general and administrative expense during the quarter ended March 31, 2006 as a result of this adoption. Total compensation expense recognized for stock-based awards for the three months ended March 31, 2006 and 2005 was $146,000 and $48,000, respectively. Previously, we followed Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" for our stock-based compensation plans and the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As of March 31, 2006, we had unrecognized stock-based compensation of $1.2 million outstanding, which we expect to recognize over a weighted-average period of 3 years.

Reimbursed transition expenses were $2.9 million for the quarter ended March 31, 2006 and no such reimbursed expenses were recorded during the same period in 2005. The reimbursed transition expenses relate to network and administrative services provided to TelePacific in accordance with the TSA. Costs billed under the TSA are based upon estimated costs to us, and we anticipate that no profit will be recognized on the services performed under the TSA. The enterprise services are provided by the same network assets and maintained and operated by the same employee base as other services provided by us until TelePacific can transition the enterprise customer base onto its own network. As such, our common network services or expenses cannot be segregated based upon the services provided and therefore the estimated costs have primarily been billed based upon a fixed fee per type of service or transaction. Due to the inseparability of our network, the absence of identifiable shared costs, and as no network assets were sold to TelePacific, we determined the transaction with TelePacific did not result in discontinued operations.

Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on average asset lives, recognition of technological advancements and understanding of business strategy. Consolidated depreciation and amortization expense decreased 24.3% to $2.8 million in the quarter ended March 31, 2006 from $3.7 million during the same period in 2005. The decrease in depreciation and amortization expense was primarily due to some assets becoming fully depreciated during the period in addition to the sale of some assets as part of the sale of substantially all of our enterprise customer base. Approximately 54% of the property and equipment purchased during the period, primarily for the planned expansion, were not placed in service as of March 31, 2006, and therefore no depreciation expense was recognized for these assets.

Restructuring charges were approximately $15,000 for the quarter ended March 31, 2006 primarily due to increased common area operating expenses at the Colorado facility. Restructuring charges were $0.4 million for the same period in 2005. These charges related primarily to the completion of the sale of substantially all of our enterprise customer base for employee termination benefits and rent expense for vacated premises.

Consolidated loss from operations increased to $2.9 million for the quarter ended March 31, 2006 from $1.2 million during the same period in 2005 primarily due to the factors discussed in the preceding paragraphs.

Consolidated interest expense, net decreased to $1.4 million for the quarter ended March 31, 2006 compared to $2.8 million for the same period in 2005 due primarily from the extinguishment of the Senior Secured Note during the first quarter of 2005. Our interest expense, net was as follows:

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)	(unaudited)
	(Dollars in thousands)
Interest on Senior Notes	$1,218	$1,218
Accreted discount on Senior Secured Note	-	1,262
Amortization of deferred financing costs	57	154
Other interest expense	280	362
Less interest income	(180)	(190)
Interest expense, net	$1,375	$2,806

For the quarters ended March 31, 2006 and 2005, our effective income tax rate was 0.0% and 2.9%, respectively.

Consolidated net loss was $4.3 million for the quarter ended March 31, 2006 compared to net income of $17.3 million during the same period in 2005 primarily due to the factors discussed in the preceding paragraphs.

Quarterly Operating and Statistical Data:

The following tables summarize the unaudited results of operations as a percentage of revenues for the quarters ended March 31, 2006 and 2005. The following data should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report:

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)	(unaudited)
Consolidated Statements of Operations
Data:

Revenue	100.0%	100.0%
Network expenses (exclusive of depreciation shown separately below)	45.9%	37.6%
Selling, general and administrative expenses	69.2%	52.2%
Reimbursed transition expenses	(14.8)%	-%
Depreciation and amortization expenses	14.4%	13.3%
(Loss) income from operations	(14.8)%	(4.4)%
Net (loss) income	(21.8)%	61.6%

The following table sets forth unaudited statistical data for each of the specified quarters of 2006 and 2005. The operating and statistical data for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	2006	2005
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ports equipped	1,151,616	1,151,616	1,054,848	1,052,400	1,052,400
Quarterly minutes of use
switched (in billions)	0.1	12.0	12.2	12.2	12.2
Capital additions
(in thousands)	$ 10,568	$ 5,797	$ 3,259	$ 1,575	$ 1,600
Employees	305	296	273	248	250

Liquidity and Capital Resources:

Sources and uses of cash. At March 31, 2006, cash and short-term investments decreased $2.9 million to $23.8 million from $26.7 million at December 31, 2005. The decrease was primarily due to the semi-annual interest payment on the Senior Notes.

Net cash used in operating activities was $4.2 million for the quarter ended March 31, 2006 as compared $1.3 million for the same period ended in 2005. The increase was primarily due to an increase in loss from operations and a decrease in accounts payable.

Net cash used in investing activities was $6.9 million for the quarter ended March 31, 2006 due primarily to the purchase of property and equipment. Net cash provided by investing activities was $22.1 million during the quarter ended March 31, 2005 due to the sale of substantially all of our enterprise customer base in March 2005.

Net cash provided by financing activities was $7.1 million for the quarter ended March 31, 2006 primarily due to proceeds from borrowings under notes payable. Net cash used in financing activities was $41.5 million during the quarter ended March 31, 2005 primarily due to the prepayment of the Senior Secured Note with proceeds from the sale of the enterprise customer base and cash on hand.

    Cash requirements. The telecommunications service business is capital intensive. Our operations have required the expenditure of substantial amounts of cash for the design, acquisition, construction and implementation of our network. We continue to seek further ways to enhance our infrastructure in 2006 and beyond. As a result of various capital projects and our business plan, as currently contemplated, we anticipate making capital expenditures, excluding acquisitions, if any, of approximately $13.2 million for the next twelve months. However, the actual cost of capital expenditures will depend on a variety of factors. Accordingly, our actual capital requirements may exceed, or fall below this amount.

    During the normal course of business, we may enter into agreements with some suppliers, which allow these suppliers to have equipment or inventory available for purchase based upon criteria as defined by us. As of March 31, 2006, we did not have any material future purchase commitments to purchase equipment from any of our vendors.

    Debt outstanding. At March 31, 2006 and December 31, 2005, long-term debt and capital lease obligations consist of the following:

	March 31,	December 31,
	2006	2005
	(unaudited)
	(Dollars in thousands)
Senior Notes	$36,102	$36,102
Capital lease obligations	789	651
Notes payable	19,537	12,159
Less current portion of notes payable and capital leases	(8,595)	(5,392)
	$47,833	$43,520

The Senior Notes of which there is $36.1 million in principal amount outstanding at March 31, 2006 and December 31, 2005, mature on February 1, 2009 and bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009.

In March 2006, we completed a new financing agreement with Cisco Systems, Inc. for various network equipment and related maintenance. This financing agreement was comprised of a $0.3 million equipment capital lease and a $0.2 million note payable exchanged for a 36-month maintenance services agreement. As of March 31, 2006 the principal balance for the capital lease portion of the arrangement was $0.3 million, and is included in the above table under Capital Lease Obligations. As of March 31, 2006 the principal balance of the note payable was $0.2 and is included in the above table under Notes Payable.

    In November 2005, we entered into a Loan and Security Agreement (Agreement) with Comerica Bank, which provides for up to $5 million of revolving advances and up to $15 million of term loans, subject to certain conditions. Any revolving advances are not to exceed 80% of eligible accounts receivables and are due and payable in full on November 9, 2007. There were no revolving advances as of March 31, 2006.

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

    Rates for borrowings under the Agreement float and are based, at our election, at 2.75% above a calculated Eurodollar rate for the revolving advances and 3.75% above a Eurodollar rate for the term loans or Comerica’s prime rate for the revolving advances and Comerica’s prime rate plus 0.5% for the term loans. The Agreement is secured by all of our personal property and requires us to maintain certain financial and restrictive covenants. As of March 31, 2006 and December 31, 2005, the term loan principal balance was $10.5 million and $2.5 million, respectively, and is included in the above table under Notes Payable and we were in compliance with all required covenants.

Subsequent to the end of the first quarter of 2006, we became aware, and notified Comerica, that we were not in compliance with the Adjusted Quick Ratio and Total Liabilities to Effective Tangible Net Worth covenants in the Agreement, in each case, as of April 30, 2006. On May 11, 2006, we received from Comerica a waiver of the defaults arising as a result of our non-compliance with these two financial covenants. The waiver covers the period from April 1, 2006 through and including May 31, 2006. We expect to negotiate and enter into an amendment to the Agreement in order to gain compliance with these two financial covenants. However, we cannot assure you that we will be able to enter into such an amendment, or do so on terms favorable to us, or that we will be able to gain and/or maintain compliance with these financial covenants, whether or not amended.

    Future uses and sources of cash. Our principal sources of funds for the remainder of 2006 are anticipated to be current cash and short-term investment balances, cash flows from operating activities and borrowings under existing and any future financing agreements. We believe that these funds will provide us with sufficient liquidity and capital resources for us to fund our business plan for the next 12 months. No assurance can be given, however, that this will be the case. We may also seek to obtain leases or additional lines of credit in 2006. There can be no assurance that additional lines of credit or leases will be made available to us on terms that we find acceptable. As currently contemplated, we expect to fund, among other things:

• interest payments of approximately $6.2 million on Senior Notes and other notes;

• anticipated capital expenditures of approximately $13.2 million; and

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

    We are in the process of exploring strategic alternatives with a goal of enhancing stockholder value. Possible strategic alternatives include raising additional debt or equity financing, entry into strategic relationships or joint ventures and merger and acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At March 31, 2006, we had an outstanding note payable of $10.5 million to Comerica Bank (Comerica). This note is at Comerica’s prime rate plus 0.5%, which was 8.25 % as of March 31, 2006. A hypothetical 1% point increase in short-term interest rates would reduce the annualized income before tax by approximately $0.1 million as a result of higher interest expense.

We are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. Approximately $22.7 million of our total cash and investments are in cash equivalents with original maturities of less than three months and the remainder in short-term investments with maturities of less than 12 months. A hypothetical 1% decrease in short-term interest rates would reduce the annualized pretax interest income on our $23.8 million cash, cash equivalents and short-term investments at March 31, 2006 by approximately $0.2 million.

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

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. It should be recognized that the design of any system of controls is based upon certain assumptions about the scope of the tasks to be performed and the environment in which the tasks are to be performed. As such, the Company's internal controls provide the Company with a reasonable assurance of achieving their intended effect.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

    See Note 7 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q and “Management's Discussion and Analysis of Financial Condition and Results of Operations—Introduction” for a description of certain legal proceedings involving the Company.

ITEM 1A. Risk Factors

There have been no material changes in the previously reported risk factors as noted in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 filed with the SEC on March 29, 2006.

ITEM 5. Other Information

(a) On May 11, 2006, we received from Comerica Bank a waiver of certain defaults (the Waiver) arising as a result of our non-compliance with two financial covenants set forth in the Loan and Security Agreement, dated as of November 9, 2005, between us and Comerica Bank (as amended, the Agreement). In particular, we were not in compliance with the Adjusted Quick Ratio and Total Liabilities to Effective Tangible Net Worth covenants in the Agreement, in each case, as of April 30, 2006. The Waiver covers the period from April 1, 2006 through and including May 31, 2006. A copy of the Waiver is filed as exhibit 10.61 to this Report.

ITEM 6. Exhibits

Exhibits

10.60	Second Amendment to Loan and Security Agreement dated as of February 17, 2006, by and between Comerica Bank and the Company.

10.61
Waiver dated May 11, 2006 to Loan and Security Agreement between Comerica Bank and the Company dated as of November 9, 2005, as amended by the First Amendment to the Loan and Security Agreement, dated as of November 30, 2005, as further amended by the Second Amendment to the Loan and Security Agreement, dated as of February 17, 2006.

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

Note: ITEMS 2, 3, and 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2006.

PAC-WEST TELECOMM, INC.

/s/ Henry R. Carabelli
_____________________________
Henry R. Carabelli
President and Chief Executive Officer

/s/ H. Ravi Brar
______________________________
H. Ravi Brar
Chief Financial Officer and Vice President of Human Resources