Form 10-Q
period 2006-06-30
PAC-WEST TELECOMM INC
filed 2006-08-11
CIK 1071598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

As of July 31, 2006, the Company had an aggregate of 37,667,528 shares of common stock issued and outstanding.

PAC-WEST TELECOMM, INC.
Report on Form 10-Q For the Quarterly Period Ended June 30, 2006
Table of Contents

Part I.	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets
	June 30, 2006 and December 31, 2005	3
	Condensed Consolidated Statements of Operations and Comprehensive Income
	(Loss) - Three and six months ended June 30, 2006 and 2005	4
	Condensed Consolidated Statements of Cash Flows - Six
	months ended June 30, 2006 and 2005	5
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	37

Item 4.	Controls and Procedures	37

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 6.	Exhibits	40
Signatures		41

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAC-WEST TELECOMM, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands except share and per share data)
	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,199	$26,681
Short-term investments	295	-
Trade accounts receivable, net of allowances of
$838 and $368 at June 30, 2006 and
December 31, 2005, respectively	16,076	7,806
Receivable from transition service agreement	142	1,170
Prepaid expenses and other current assets	3,296	3,129
Total current assets	40,008	38,786
Property and equipment, net	44,729	39,458
Other assets, net	858	1,079
Total assets	$85,595	$79,323

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$11,711	$6,578
Current obligations under notes payable and capital leases	15,760	5,392
Accrued interest	2,193	2,032
Other accrued liabilities	7,610	8,492
Total current liabilities	37,274	22,494
Senior Notes	36,102	36,102
Notes payable and capital leases, less current portion	3,578	7,418
Other liabilities, net	124	72
Total liabilities	77,078	66,086

Commitments and Contingencies (Note 8)
Stockholders' Equity:
Preferred stock, no par value, 600,000 shares authorized; none
issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares
authorized, 37,667,528 and 37,204,093 shares issued
and outstanding at June 30, 2006 and December 31,
2005, respectively	37	37
Additional paid-in capital	191,255	191,319
Accumulated deficit	(182,820)	(177,721)
Accumulated other comprehensive gain (loss)	45	(25)
Deferred stock compensation	-	(373)
Total stockholders' equity	8,517	13,237
Total liabilities and stockholders' equity	$85,595	$79,323

See notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss)
(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$27,028	$21,869	$46,656	$50,000
Costs and Expenses:
Network expenses (exclusive of depreciation shown separately below)	10,805	9,707	19,805	20,273
Selling, general and administrative	14,940	12,448	28,522	27,121
Reimbursed transition expenses	(2,766)	(2,848)	(5,670)	(2,848)
Depreciation and amortization	3,113	3,234	5,945	6,984
Restructuring charges	250	222	265	606
Total operating expenses	26,342	22,763	48,867	52,136
Income (loss) from operations	686	(894)	(2,211)	(2,136)

Interest expense, net	1,529	1,301	2,904	4,107
Other income, net	(16)	(62)	(16)	(62)
Loss (gain) on sale of enterprise customer base	-	169	-	(23,865)
Loss on extinguishment of debt	-	-	-	2,138
(Loss) income before income taxes	(827)	(2,302)	(5,099)	15,546
Income tax expense	-	13	-	522
Net (loss) income	$(827)	$(2,315)	$(5,099)	$15,024

Basic (loss) income per share	$(0.02)	$(0.06)	$(0.14)	$0.41
Diluted (loss) income per share	$(0.02)	$(0.06)	$(0.14)	$0.39

Weighted Average Shares Outstanding:
Basic	37,599	36,896	37,404	36,870
Diluted	37,599	36,896	37,404	38,867

Comprehensive (Loss) Income:
Net (loss) income	$(827)	$(2,315)	$(5,099)	$15,024
Net unrealized gains on investments, net of tax	5	42	56	20
Reclassification of net realized losses on sale of investments, net of tax	22	-	14	-
Comprehensive (loss) income	$(800)	$(2,273)	$(5,029)	$15,044

See notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)
	Six Months Ended
	June 30,
	2006	2005
Operating activities:
Net (loss) income	$(5,099)	$15,024
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	5,945	6,984
Amortization of deferred financing costs	114	205
Amortization of discount on notes payable	-	1,262
Stock-based compensation	278	96
Loss on extinguishment of debt	-	2,138
Gain on sale of enterprise customer base	-	(23,865)
Provision for doubtful accounts	552	(18)
Net loss (gain) on disposal of property	17	(29)
Other	(33)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,822)	(145)
Decrease (increase) in receivable from transition service agreement	1,028	(1,751)
Decrease in prepaid expenses and other assets	168	2,657
Increase in accounts payable	2,008	984
Increase in accrued interest	161	203
Decrease in other current liabilities and other liabilities	(830)	(1,242)
Net cash (used in) provided by operating activities	(4,513)	2,503
Investing activities:
Purchase of property and equipment	(7,664)	(3,175)
Proceeds from disposal of property and equipment	-	95
(Purchases) redemptions of short-term investments, net	(225)	287
Proceeds from sale of enterprise customer base	-	26,953
Returned deposits associated with the enterprise customer base sale	-	(3,536)
Other	33	200
Net cash (used in) provided by investing activities	(7,856)	20,824
Financing activities:
Repayments of notes payable	(1,860)	(42,050)
Proceeds from the issuance of common stock	31	213
Principal payments on capital leases	(256)	(407)
Net proceeds from borrowing under notes payable	7,972	1,949
Net cash provided by (used in) financing activities	5,887	(40,295)
Net decrease in cash and cash equivalents	(6,482)	(16,968)
Cash and cash equivalents:
Beginning of period	26,681	32,265
End of period	$20,199	$15,297

(continued)

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)
(continued)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,000	$2,997
Income taxes	$-	$335
Non-cash Operating and Investing Activities:
Acquisitions of property and equipment included in accounts payable	$3,125	$-
Non-cash Operating and Financing Activities:
Prepaid maintenance agreement financed by notes payable	$335	$-
Non-cash Investing and Financing Activities:
Equipment acquired with capital lease obligations	$297	$-
Equipment acquired with notes payable obligations	$39	$-

See notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

The terms "the Company," "Pac-West," "we," "our," "us," and similar terms used in this Form 10-Q, refer to Pac-West Telecomm, Inc.

1.	Organization and Basis of Presentation

The Company is an independent provider of integrated communication solutions that enable communication providers to use the Pac-West network and its services as an alternative to building and maintaining their own network. The Company’s customers currently include Internet service providers (ISPs), enhanced communication service providers (ESPs) and other direct providers of communication services to business and residential end-users, collectively referred to as service providers (SPs). On March 11, 2005, the Company sold substantially all of its enterprise customer base to U.S. TelePacific Corp. (TelePacific) while retaining the Company’s associated network assets.

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (US GAAP) for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods indicated, have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and notes required by US GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2006.

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

• the selling price is fixed and determined; and

• collectibility is reasonably assured.

Non-refundable up-front payments received for installation services and installation related costs are recognized as revenue and expensed ratably over the term of the service contracts, generally 24 to 36 months.

Revenues from service access agreements are recognized as the service is provided, except for intercarrier compensation fees paid by the Company’s intercarrier customers for completion of their customers’ calls through the Company’s network, and access charges paid by carriers for long distance traffic terminated on the Company’s network. The Company’s right to receive this type of compensation is the subject of numerous regulatory and legal challenges. The Company considers such issues in evaluating the four criteria above.

Some incumbent local exchange carriers (ILECs) with which the Company has interconnection agreements have withheld payments from amounts billed by the Company under their agreements. The process of collection of such intercarrier compensation is subject to complex contracts, regulations and laws, and is routinely the subject of judicial and/or administrative processes. Often, disputes concerning intercarrier compensation are settled by the Company and the ILEC in a manner that results in the Company accepting a portion of what it believes is owed to it.

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

Stock-based compensation. On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” and accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. The Company uses the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options (expected term), the estimated volatility of its common stock price over the expected term and the number of options that will cancel for failure to complete their vesting requirements (forfeitures). Changes in these assumptions could materially affect the estimate of fair value stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations and comprehensive income (loss).

2.	Need to Raise Additional Capital

The Company’s principal sources of operating funds for the remainder of 2006 and the first half of 2007 are anticipated to be current cash and short-term investment balances and cash flows from operating activities. However, the Company believes that its requirements for operating funds over the next twelve months will cause its current cash and short-term investment balances to fall below those required by the terms of its financing arrangement with Comerica Bank (see Note 10). As a result, if the Company continues to fund its operations without obtaining an additional source of financing, Comerica Bank may exercise its rights under the Loan and Security Agreement, including the right to accelerate, or declare the entire loan amount due and payable. If Comerica accelerates the debt, the Company believes that other sources of its existing financing arrangements will have, and may exercise, similar rights and the Company will not have sufficient liquidity and capital resources for it to operate for the next 12 months.

In an effort to address its financing needs, the Company has retained the services of a financial advisory firm, and together with such firm is in the process of exploring strategic alternatives, including raising additional debt or equity financing, entry into strategic relationships or joint ventures and merger and acquisitions. While the Company has successfully raised capital in the past, there can be no assurance that sources of financing will continue to be available to the Company in amounts sufficient to meet its financial needs, or that any such financing will be available on terms acceptable to the Company.

If the Company is unable to secure additional financing, (1) it may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned national expansion and other product development and marketing initiatives, any of which could have a negative impact on its business and operating results; (2) it could become necessary for the Company to significantly curtail its operations in order to meet its debt service obligations and (3) even if the Company did take such actions to permit it to service its debt, the Company might still violate certain covenants under the terms of its financing arrangements. Any action by the providers of the Company’s financing arrangements to declare the Company in default and accelerate its obligations under such financing arrangements would substantially and adversely impact the Company’s ability to continue to operate and to meet other obligations.

3. Stock-based Compensation

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

        As a result of adopting SFAS No. 123R, the Company recorded approximately $105,000 and $202,000 in expense during the three and six months ended June 30, 2006, respectively. There was no material impact on basic and diluted earnings per share or cash flow from either operations or financing activities due to the adoption of SFAS 123R.

Total compensation expense recognized for stock-based awards for the three months ended June 30, 2006 and 2005 was $132,000 and $48,000, respectively. Total compensation expense recognized for stock-based awards for the six months ended June 30, 2006 and 2005 was $278,000 and $96,000, respectively. Total compensation expense recognized for stock-based awards is included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The Company recognized approximately $27,000 and $76,000 for the three and six months ended June 30, 2006, respectively, related to restricted stock awards. The Company recognized approximately $48,000 and $96,000 for the three and six months ended June 30, 2005, respectively, related to performance unit awards. Cash received for options exercised during the six months ended June 30, 2006 and 2005 was $31,000 and $213,000, respectively.

For the three and six months ended June 30, 2006 and the three months ended June 30, 2005, there was no impact on earnings per share from employee stock options since such options were anti-dilutive. Accordingly, for the three and six months ended June 30, 2006, 593,609 and 699,197 shares, respectively, were excluded from the diluted net loss per share calculation. In addition, 1,759,349 shares were excluded from the diluted net loss per share calculation for the three months ended June 30, 2005.

The effect of the change from applying the original provisions of SFAS 123 for the comparison periods are as follows:
	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(Dollars in thousands except per share amounts)

Net (loss) income as reported	$(2,315)	$15,024
Total stock-based employee compensation included in
reported net (loss) income, net of tax	48	93
Total stock-based employee compensation determined
under the fair value based method	(134)	(278)

Pro forma	$(2,401)	$14,839

Basic net income (loss) per common share:
As reported	$(0.06)	$0.41
Pro forma	$(0.07)	$0.40
Diluted net income (loss) per common share:
As reported	$(0.06)	$0.39
Pro forma	$(0.07)	$0.38

Stock Incentive Plans

In January 1999, the Company’s Board of Directors approved the terms of the 1999 Stock Incentive Plan (the “Plan”) which authorizes the granting of stock options, including restricted stock, stock appreciation rights, dividend equivalent rights, performance units, performance shares or other similar rights or benefits to employees, directors, consultants and advisors. In addition, options have been granted pursuant to the Non-Qualified Stock Incentive Plans approved in 1998 and 2000. An aggregate of 7,601,750 shares of common stock are currently reserved for option grants under these plans (the Plans). Option awards are generally granted with an exercise price equal to the closing market price of the Company’s stock on the trading day prior to the date of grant; option awards generally vest ratably based on 4 years of continuous service and have 10-year contractual terms. Restricted stock awards vest over 3 to 4 years. Certain options and stock awards provide for accelerated vesting if there is a change in control (as defined by the Plans). Stock options exercised are settled with new issuances of stock.

As of June 30, 2006, there was $1.4 million of total unrecognized compensation cost related to the nonvested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of shares vested during the three and six months ended June 30, 2006 was approximately $223,000 and $263,000, respectively. For the periods ended June 30, 2006, there was no stock-based compensation cost capitalized and no tax benefit recognized.

Stock Options

The fair value of each stock option award granted under the Plans is estimated using the Black-Scholes option-pricing model. The application of this valuation model involves certain assumptions in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during the three and six months ended June 30, 2006 and 2005 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected volatility	109.2%	106.0%	110.0%	106.0%
Risk-free interest rate	5.0%	3.9%	4.8%	3.8%
Expected term (years)	5.9	4.0	6.1	4.0
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Historical information was the primary basis for the selection of the expected volatility, dividend yield and the 2005 expected term. The expected term of the options granted during 2006 is calculated as the sum of the vesting term and the original contractual term divided by 2. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

A summary of the option activity under the Plans as of June 30, 2006, and changes during the period then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000's)	Price	Term	(000's)
Outstanding at January 1, 2006	5,804	$1.70
Granted	298	$0.91
Exercised	(16)	$0.50
Cancelled	(278)	$1.39
Outstanding at June 30, 2006	5,808	$1.67	6.2	$104

Vested and exercisable at
June 30, 2006	4,148	$1.88	4.9	$94

    The weighted-average fair value of options granted during the three months ended June 30, 2006 and 2005 was $0.71 and $0.98, respectively. The weighted-average fair value of options granted during the six months ended June 30, 2006 and 2005 was $0.78 and $1.03, respectively. The total intrinsic value of options exercised during three months ended June 30, 2006 and 2005 was approximately $2,000 and $132,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was approximately $6,000 and $179,000, respectively.

Restricted Stock

As of June 30, 2006 and December 31, 2005, the Company had 400,000 nonvested shares of restricted stock outstanding. The restricted stock vests on June 30, 2009. However, 200,000 shares of restricted stock vest at such earlier time as (a) the monthly average fair market value of the Company’s common stock exceeds $3.00 per share for a period of six consecutive months and (b) all of the shares of restricted stock shall vest at such earlier time as certain change in control transactions occur with respect to the Company. Total compensation expense for the restricted stock award was determined based upon the closing market price on the date of the award multiplied by the number of shares awarded. At June 30, 2006, there was approximately $337,000 of unrecognized compensation expense associated with this award. The Company expects to recognize this expense on a straight-line basis through June 30, 2009 or such shorter period if vesting is accelerated under the terms of the award.

Employee Stock Purchase Plan

The Company established the 2000 Employee Stock Purchase Plan (the Purchase Plan) under which one million shares of common stock have been reserved for issuance and 441,256 shares remained available for issuance as of June 30, 2006. Full-time employees may designate up to 10% of their compensation, not to exceed 1,000 shares each six-month period, or $25,000 worth of common stock in any one calendar year, which is deducted each pay period for the purchase of common stock under the Purchase Plan. On the last business day of each six-month period, shares of common stock are purchased with the employees’ payroll deductions at 85% of the lesser of the market price on the first or last day of the six-month period. The Purchase Plan will terminate no later than May 2, 2020. Compensation expense for the periods ended June 30, 2006 and 2005 was computed, for disclosure purposes in 2005 and for recognition in 2006, based on the fair value of the employee’s purchase rights estimated using the Black-Scholes model with the following assumptions:

	Three and Six Months Ended
	June 30,
	2006	2005
Expected volatility	68.0%	84.0%
Risk-free interest rate	4.4%	2.5%
Expected term (years)	0.5	0.5
Expected dividend yield	0.0%	0.0%

Expected volatility is based primarily on historical stock volatility for the most recent period equal to the expected term (which is equal to the actual purchase term). No dividends were expected during these terms and the risk-free interest rate is based on the six-month U.S. Treasury rate in effect at the beginning of the period. Since actual purchases occur semi-annually, the Company must, during the first and third quarters of the year, estimate future purchase levels based on observation of historical participation levels. Compensation expense recognized for the three and six months ended June 30, 2006 was approximately ($2,000) and $9,000, respectively.

4. Concentration of Customers and Suppliers

For the three and six months ended June 30, 2006 and 2005, the Company had the following concentrations of revenues and operation costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Largest customers: Percentage of total
revenues

Customer 1	39.2%	25.7%	32.7%	23.1%
Customer 2	11.0%	21.5%	12.3%	18.8%
Customer 3	9.5%	10.5%	9.2%	8.6%

Largest supplier: Percentage of network
expenses	40.1%	40.2%	40.3%	39.2%

       During each of the comparison periods, no other customers accounted for more than 10% of total revenues. Customer one represented 48.4% of trade accounts receivable as of June 30, 2006 and no other customers represented more than 10% of trade accounts receivable. At December 31, 2005, no customers represented more than 10% of trade accounts receivable.

5. Restructuring Charges

2001 and 2002 Restructuring Plans

A summary of the activity for the six months ended June 30, 2006 pertaining to the Company's 2001 and 2002 restructuring plans, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005, consist of the following:

	Restructuring	Additional		Restructuring
	Liability	Restructuring		Liability
	as of	Expense	Cash	as of
	Dec. 31, 2005	Incurred	Payments	June 30, 2006
(Dollars in thousands)
Rent expense for vacated premises	$1,915	$16	$(229)	$1,702

       The amount of the reserve for vacated premises is equal to the monthly lease payment of the unoccupied space, less any estimated sublease income, multiplied by the remaining months on the lease. During the six months ended June 30, 2006, the Company recorded additional restructuring charges of approximately $16,000 due to increased common area operating expenses at the Colorado facility. The final cash payment to be recorded against the restructuring reserve is currently expected to occur in March 2010.

2005 Restructuring Plan

A summary of the activity for the six months ended June 30, 2006 pertaining to the Company's 2005 restructuring plan, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005, consist of the following:

	Restructuring	Additional		Restructuring
	Liability	Restructuring		Liability
	as of	Expense	Cash	as of
	Dec. 31, 2005	Incurred	Payments	June 30, 2006
(Dollars in thousands)
One-time employee termination benefits	$41	$11	$(49)	$3

       The amount of the reserve is for benefits to employees who were involuntarily terminated in connection with the sale of substantially all of the Company’s enterprise customer base to TelePacific on March 11, 2005. Approximately 80 employees were terminated as part of this restructuring plan. During the six months ended June 30, 2006, the Company recorded additional restructuring charges of approximately $11,000 for employee termination benefits.

The Company anticipates the total cash paid for employee termination benefits and rent expense for vacated premises to be approximately $530,000 and $56,000, respectively. Rent expense for vacated premises ended October 2005. The final cash payment to be recorded against the 2005 restructuring reserve is expected to occur in August 2006.

2006 Restructuring Plan

        In June 2006, the Company implemented another restructuring plan, which included a workforce reduction of approximately 32 employees as part of a cost containment strategy. As a result of implementing this restructuring plan, the Company recorded $238,000 in restructuring charges related to employee termination benefits during the second quarter of 2006. The workforce reduction was completed in June 2006. The Company anticipates total cash paid for employee termination benefits to be $238,000. The final cash payment to be recorded against the 2006 restructuring reserve is expected to occur in September 2006. A summary of the activity for the six months ended June 30, 2006 pertaining to the Company’s 2006 restructuring plan which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005, consist of the following:

	Restructuring	Additional		Restructuring
	Liability	Restructuring		Liability
	as of	Expense	Cash	as of
	Dec. 31, 2005	Incurred	Payments	June 30, 2006
(Dollars in thousands)
One-time employee termination benefits	$-	$238	$(210)	$28

6. Income Taxes

The Company's effective income tax rate for the three months ended June 30, 2006 and 2005 was 0.0% and 1.0%, respectively. The Company’s effective income tax rate for the six months ended June 30, 2006 and 2005 was 0.0% and 3.4%, respectively. As of June 30, 2006, there was an income tax receivable of $0.3 million.

7. Other Comprehensive Income (Loss)

For the three months ended June 30, 2006 and 2005, there was $5,000 and $42,000, respectively, of other comprehensive income pertaining to net unrealized investment gains on available-for-sale marketable securities. Reclassifications of net realized losses on sales of investments during the three months ended June 30, 2006 and 2005 were $22,000 and $0, respectively. For the six months ended June 30, 2006 and 2005, there was $56,000 and $20,000, respectively, of other comprehensive income pertaining to net unrealized investment gains on available-for-sale marketable securities. Reclassification of net realized losses on sales of investments during the six months ended June 30, 2006 was $14,000 and $0, respectively.

8. Commitments and Contingencies:

The Company has a five-year contract (the Contract) with an ILEC for transport services that expires in November 2006. The Contract requires that the Company meet certain minimum annual usage levels, which if met, trigger monthly credits to the Company. While the Company has met its minimum usage requirements through June 30, 2006, it has done so primarily through providing transition services to TelePacific. As TelePacific migrates the enterprise customer base to its system prior to September 12, 2006, which is the end of the current term of the TSA, the Company may decide to terminate the Contract. As a result, the Company could incur a termination fee. The amount of the termination fee, if any, is dependent on the remaining life of the Contract. The Company estimates the fee, if any, would approximate $0.5 million.

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

On October 20, 2004, the Company filed a formal complaint with the California Public Utilities Commission (CPUC) against AT&T.  In the complaint proceeding, the Company alleged that AT&T owed the Company over $7.0 million for traffic terminated by the Company on behalf of AT&T, plus late payment fees.  On September 19, 2005, the presiding hearing officer released a decision granting the Company’s complaint in all regards, except for the Company’s claim for late payment fees.  On October 19, 2005, AT&T filed an appeal with the CPUC, claiming the decision was in error.  The Company filed a simultaneous appeal with the CPUC, asking for approval of late payment fees.  On June 29, 2006, the CPUC rejected both appeals, and reaffirmed the award of over $7.1 million to Pac-West. The Company received $7.1 million from AT&T on July 31, 2006.

There have been no other material developments in the litigation previously reported in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 as filed with the SEC on March 29, 2006. From time to time, the Company is a party to litigation that arises in the ordinary course of business. The Company believes that the resolution of this litigation, and any other litigation the Company may be involved with in the ordinary course of business, will not materially harm its business, financial condition or results of operations.

9. Related Party Transactions

Bay Alarm, a significant stockholder of the Company, together with its subsidiary, InReach Internet, LLC (InReach), were customers of the Company. The Bay Alarm customer account was sold with the enterprise customer base to TelePacific on March 11, 2005. Additionally, as of November 2005, InReach was no longer a subsidiary of Bay Alarm and therefore the table below does not reflect revenues received from InReach subsequent to November 2005. Bay Alarm provides the Company with security monitoring services. The Company also leases a facility in Oakland, California from Bay Alarm. Certain information concerning these arrangements is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$-	$253	$-	$533
Revenues as a percentage of total revenues	-	1.2%	-	1.1%
Security monitoring costs	$8	$9	$16	$19
Oakland property rent payments	$129	$89	$218	$177

All expenses paid to Bay Alarm are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

10. Debt and interest expense, net

At June 30, 2006 and December 31, 2005, long-term debt and capital lease obligations consist of the following:
	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Senior Notes	$36,102	$36,102
Capital lease obligations	691	651
Notes payable	24,958	12,159
Less current portion of notes payable and capital leases	(22,071)	(5,392)
	$39,680	$43,520

The Senior Notes of which there is $36.1 million in principal amount outstanding at June 30, 2006 and December 31, 2005, mature on February 1, 2009 and bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009.

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

As of June 30, 2006, the Company had borrowed approximately $5.4 million under the Merrill Lynch arrangement under two credit facilities both with interest rates of 8.6%. As of June 30, 2006 and December 31, 2005, the principal balance was $2.1 million and $2.9 million, respectively, and is included under Notes Payable in the above table.

The Company entered into a second secured financing arrangement with Merrill Lynch during 2005 pursuant to which the Company borrowed $1.9 million in May 2005 and $4.5 million in November 2005 at fixed rates of 8.6% and 9.3%, respectively. In each case the principal and accrued interest is payable in 36 consecutive monthly installments. Principal payments on the May loan commenced July 2005 and the November loan commenced January 2006. The Company has the option to prepay the outstanding balance after 18 months but prior to 24 months subject to a premium of 3%, and if paid thereafter, accompanied by a premium of 1%. The borrowing arrangement is secured by telecommunications switching and computer equipment. As of June 30, 2006 and December 31, 2005 the principal balances of $5.2 million and $6.0 million, respectively, are included in the above table under Notes Payable.

In May 2004, the Company completed financing agreements for various network equipment with Cisco Systems, Inc. (Cisco). These financing agreements were comprised of $1.4 million of equipment capital leases and a $1.6 million note payable exchanged for a 36-month maintenance services agreement. As of June 30, 2006 and December 31, 2005, the principal balance for the capital lease portion of the arrangement was $0.4 million and $0.7 million, respectively, and is included in the above table under Capital Lease Obligations. As of June 30, 2006 and December 31, 2005, the principal balance of the note payable was $0.5 million and $0.7 million, respectively, and is included in the above table under Notes Payable.

In March 2006, the Company completed a new financing agreement with Cisco for various network equipment and related maintenance. This financing agreement was comprised of $0.3 million of equipment capital lease and a $0.2 million note payable exchanged for a 36-month maintenance services agreement. As of June 30, 2006 the principal balance for the capital lease portion of the arrangement was $0.2 million, and is included in the above table under Capital Lease Obligations. As of June 30, 2006 the principal balance of the note payable was $0.2 and is included in the above table under Notes Payable.

In November 2005, the Company entered into a Loan and Security Agreement (Agreement) with Comerica Bank, which provides for up to $5 million of revolving advances and up to $15 million of term loans, subject to certain conditions. Any revolving advances are not to exceed 80% of eligible accounts receivables and are due and payable in full on November 9, 2007. There were no revolving advances as of June 30, 2006.

The term loan portion of the Agreement, which is to be used within certain limitations to finance capital equipment expenditures and acquisitions or to refinance the Company’s Senior Notes, is structured into two tranches; the first included all term loan borrowings through June 9, 2006, at which point it expired, and is payable in thirty equal monthly installments commencing July 1, 2006. The second tranche started June 10, 2006 and continues through January 9, 2007 at which point it expires, and shall be payable in twenty-three equal monthly installments commencing February 1, 2007.

Rates for borrowings under the Agreement float and are based, at the Company’s election, at 2.75% above a calculated Eurodollar rate for the revolving advances and 3.75% above a Eurodollar rate for the term loans or Comerica’s prime rate for the revolving advances and Comerica’s prime rate plus 0.5% for the term loans. The Company selected the bank prime rate base for the term loans resulting in an interest rate of 8.75% as of June 30, 2006 and a range of 7.75% to 8.75% during the six months ended June 30, 2006. The Agreement is secured by all personal property of the Company, prevents the distribution of any dividends without the written consent of Comerica and requires the Company to maintain certain financial and restrictive covenants including compensating cash balances. The Company shall maintain 80% of all cash balances with Comerica and compensating cash balances of not less than $15.0 million through December 30, 2006, $12.5 million December 31, 2006 through June 29, 2007 and $10.0 million, thereafter. As of June 30, 2006 and December 31, 2005, the term loan principal balance was $10.5 million and $2.5 million, respectively, and is included in the above table under Notes Payable.

On May 30, 2006, the Company entered into the Third Amendment to the Loan and Security Agreement (Third Amendment) with Comerica Bank. The Third Amendment provided in part that the financial covenants based upon the adjusted quick ratio, debt service coverage ratio and total liabilities to effective tangible net worth under the Loan and Security Agreement were amended such that the Company would not be required to comply with such covenants as they were in effect prior to the amendment during the period commencing on May 1, 2006 through and including June 30, 2006.

On July 31, 2006, the Company entered into a Fourth Amendment to the Loan and Security Agreement (Fourth Amendment) with Comerica Bank. The Fourth Amendment provides in part that the financial covenants based upon the adjusted quick ratio, the debt service coverage ratio and the total liabilities to effective tangible net worth covenants under the Loan and Security Agreement were amended such that the Company would not be required to comply with such covenants as they were in effect prior to the amendment during the compliance periods through and including September 30, 2006; provided that the Company remains in compliance with the minimum cash covenant, as amended by the Fourth Amendment. As amended, the minimum cash covenant specifies that the Company is required to maintain a minimum balance of cash at Comerica Bank equal to $2.5 million in excess of the outstanding indebtedness during the period beginning July 1, 2006 through and including September 30, 2006. The Fourth Amendment also provides that the Company cannot request additional extensions of credit under the Loan and Security Agreement until it is in compliance with all of the financial covenants.

If the Company violates the financial covenants in the Loan and Security Agreement, and Comerica Bank is unwilling to grant a waiver or enter into an amendment that relieves or modifies our obligation to comply with these financial covenants, Comerica Bank will have available to it all of the remedies provided for under the Loan and Security Agreement, including the right to accelerate, or declare due and payable, all outstanding amounts under the Loan and Security Agreement. Furthermore, the Company does not believe that it will be able to meet the original covenants included in the Loan and Security Agreement with Comerica Bank for periods following September 30, 2006, absent obtaining additional financing. As a result, the Company has classified its Comerica Bank debt as of June 30, 2006 of $10.5 million as a current liability in accordance with Emerging Issues Task Force No. (EITF) 86-30, “Classification of Obligations when a Violation is Waived by the Creditor.” EITF 86-30 reached a consensus that debt should be classified as current if a covenant violation has occurred at the balance sheet date or would have occurred absent a loan modification and it is probable that the borrower will not be able to comply with the covenants at measurement dates that are within the next 12 months.

Interest expense, net for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Interest on Senior Notes	$1,218	$1,218	$2,437	$2,437
Accreted discount on Senior Secured Note	-	-	-	1,262
Amortization of deferred financing costs	57	51	114	205
Other interest expense	446	158	725	519
Less interest income	(192)	(126)	(372)	(316)
Interest expense, net	$1,529	$1,301	$2,904	$4,107

The weighted average interest rate on short-term borrowings outstanding as of June 30, 2006 and 2005 was 8.36% and 6.06%, respectively.

11. Subsequent Event

       On July 31, 2006, the Company entered into a Fourth Amendment to the Loan and Security Agreement (Fourth Amendment) with Comerica Bank. The Fourth Amendment provides in part that the financial covenants based upon the adjusted quick ratio, the debt service coverage ratio and the total liabilities to effective tangible net worth covenants under the Loan and Security Agreement were amended such that the Company would not be required to comply with such covenants as they were in effect prior to the amendment during the period commencing on July 1, 2006 through and including September 30, 2006; provided that the Company remains in compliance with the minimum cash covenant, as amended by the Fourth Amendment. As amended, the minimum cash covenant specifies that the Company is required to maintain a minimum balance of cash at Comerica Bank equal to $2.5 million in excess of the outstanding indebtedness during the period beginning July 1, 2006 through and including September 30, 2006. The Fourth Amendment also provides that the Company cannot request additional extensions of credit under the Loan and Security Agreement until it is in compliance with all of the financial covenants. Cash, cash equivalents and short-term investments as of June 30, 2006 were $20.5 million and the outstanding loan obligation to Comerica Bank as of June 30, 2006 was $10.5 million.

The Company does not currently expect to be in compliance with all of the financial covenants in the Loan and Security Agreement for periods after September 30, 2006. As such, the Company expects that it will be necessary to negotiate with Comerica Bank an additional amendment to the Loan and Security Agreement to comply with these financial covenants for periods after September 30, 2006. There can be no assurances that Comerica Bank will agree to such a request.

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

Introduction

We are an independent provider of integrated communication solutions that enable communication providers to use our network and services as an alternative to building and maintaining their own network. Our customers include Internet service providers (ISPs), enhanced communication service providers (ESPs) and other direct providers of communication services to business and residential end-users, collectively referred to as service providers (SPs).

While services that provide traditional dial-up access to the Internet have been and continue to be an important aspect of the services we provide SPs, we believe increased demand for access to the Internet, the desire for one-stop integrated communication services by end-users and new communications technologies such as voice over Internet protocol (VoIP) present significant growth opportunities for us. We are developing and overlaying new products and services that take advantage of these new technologies in an effort to increase the utilization of our network, particularly in light of reduced utilization as SP customers continue to migrate from dial-up access to broadband access. While we expect that the majority of dial-up Internet service will migrate to broadband over time and believe it is occurring more rapidly than expected, it is a target market for us and we remain focused on serving the needs of our customers.

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

Prior to commencing our planned national expansion, we served customers in California, Arizona, Nevada, Oregon, Utah and Washington. We have subsequently placed into service network assets necessary to begin serving, and have begun to serve, customers in Alabama, Colorado, Florida, Idaho, Maryland, New Jersey, New York, North Carolina, Pennsylvania, South Carolina and Washington, D.C. In addition, our East Coast SuperPOP became operational in May 2006 in order to support customers in these markets. Our planned national expansion contemplates further investment in these markets as network traffic increases.

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

In June 2006, we implemented another restructuring plan, which included a workforce reduction of approximately 32 employees as part of a cost containment strategy. As a result of implementing this restructuring plan, we recorded $238,000 in restructuring charges related to employee termination benefits during the second quarter of 2006. The workforce reduction was completed in June 2006. We anticipate total cash paid for employee termination benefits to be $238,000. The final cash payment to be recorded against the 2006 restructuring reserve is expected to occur in September 2006.

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

For the three and six months ended June 30, 2006, we recorded reimbursed transition expenses of $2.8 million and $5.7 million, respectively, in accordance with the TSA. This amount is recorded as a reduction to costs and expenses on a separate line item in the condensed consolidated statements of operations and comprehensive income (loss). Costs billed under the TSA are based upon estimated costs to us, and we anticipate that no profit will be recognized on the services performed under the TSA. The enterprise services are provided by the same network assets and maintained and operated by the same employee base as other services provided by us. As such, our common network services or expenses cannot be segregated based upon the services provided and therefore the estimated costs have primarily been billed based upon a fixed fee per type of service or transaction. Due to the inseparability of our network, the absence of identifiable shared costs, and as no network assets were sold to TelePacific, we determined the transaction with TelePacific did not result in discontinued operations.

The following table shows our financial performance for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Total revenue	$27,028	$21,869	$46,656	$50,000
Income (loss) from operations	$686	$(894)	$(2,211)	$(2,136)
Net (loss) income	$(827)	$(2,315)	$(5,099)	$15,024
(Loss) income per share diluted	$(0.02)	$(0.06)	$(0.14)	$0.39

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

We have carrier customers who pay us to terminate their originating call traffic on our network. These payments consist of meet point access charges, third party transit traffic and intercarrier compensation payments, collectively referred to as intercarrier compensation. Intercarrier compensation payments are a function of the number of calls we terminate, the minutes of use associated with such calls and the rates at which we are compensated by the incumbent local exchange carriers (ILECs). Intercarrier compensation payments have historically been a significant portion of our revenues but the intercarrier carriers are not currently a targeted customer. Intercarrier compensation payments accounted for 54.3% and 41.0% of our total revenues for the six months ended June 30, 2006 and 2005, respectively. The failure, for any reason, of one or more carriers from which we ordinarily receive intercarrier compensation payments to make all or a significant portion of such payments would adversely affect our financial results.

Our right to receive intercarrier compensation payments from other carriers, as well as the right of competitive local exchange carriers (CLECs) and other competitors to receive such payments is the subject of numerous regulatory and legal challenges.

On October 20, 2004, we filed a formal complaint with the California Public Utilities Commission (CPUC) against AT&T.  In the complaint proceeding, we alleged that AT&T owed us over $7.1 million for traffic terminated by us on behalf of AT&T, plus late payment fees.  On September 19, 2005, the presiding hearing officer released a decision granting our complaint in all regards, except for our claim for late payment fees.  On October 19, 2005, AT&T filed an appeal with the CPUC, claiming the decision was in error.  We filed a simultaneous appeal with the CPUC, asking for approval of late payment fees.  On June 29, 2006, the CPUC rejected both appeals, and reaffirmed to award of over $7.1 million to us. We received $7.1 million from AT&T on July 31, 2006.

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

Competition in the communication services market has resulted in the consolidation of companies in our industry, a trend we expect to continue. In order to grow our business and better serve our customers, we continue to consider new business strategies, such as our planned national expansion and alliance with VeriSign, Inc., and including, but not limited to, potential acquisitions, partnerships, or new business services. We believe that the footprint of our network, which encompasses all of the major metropolitan areas of California, in addition to New York, Philadelphia, Baltimore, Jacksonville, Denver, Alabama, North Carolina, South Carolina, New Jersey, Washington, D.C., Oregon, Washington, Nevada, Arizona, Utah, as well as an initial expansion into Idaho, and our planned expansion, provides us with a significant competitive advantage that will enable us to successfully compete in the future, but we cannot guarantee that we will be able to achieve future growth.

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

Revenues from service access agreements are recognized as the service is provided, except for intercarrier compensation fees paid by our intercarrier customers for completion of their customers’ calls through our network, and access charges paid by carriers for long distance traffic terminated on our network. Our right to receive this type of compensation is the subject of numerous regulatory and legal challenges. We consider such issues in evaluating the four criteria above.

Some ILECs with which we have interconnection agreements have withheld payments from amounts billed by us under their agreements. The process of collection of such intercarrier compensation is subject to complex contracts, regulations and laws, and is routinely the subject of judicial and/or administrative processes. Often, disputes concerning intercarrier compensation are settled by us and the ILEC in a manner that results in accepting a portion of what we believe is owed to us.

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

Stock-based compensation. On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” and account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. We use the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options (expected term), the estimated volatility of the our common stock price over the expected term and the number of options that will cancel for failure to complete their vesting requirements (forfeitures). Changes in these assumptions could materially affect the estimate of fair value stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations and comprehensive income (loss).

Results of Operations

Quarter Ended June 30, 2006 Compared to the Quarter Ended June 30, 2005

        Our significant revenue components and operational metrics for the quarters ended June 30, 2006 and 2005 are as follows:

	Three Months Ended
	June 30,
	2006	2005	% Change
	(unaudited)
	(Dollars in millions)
Revenues:
Intercarrier compensation	$16.0	$10.5	52.4%
Mature Products	$8.1	$10.7	(24.3)%
Growth Products	$2.9	$0.7	314.3%
Total revenues	$27.0	$21.9	23.3%

Operational metrics:
Minutes of use (in billions)
Intercarrier	8.57	12.04	(28.8)%
Mature Products	0.02	0.07	(71.4)%
Growth Products	0.17	0.06	183.3%
Total minutes of use	8.76	12.17	(28.0)%

        Total revenues, which is composed of intercarrier, mature products and growth products, increased 23.3% to $27.0 million in the quarter ended June 30, 2006 from $21.9 million during the same period in 2005. This increase was primarily attributable to an increase in intercarrier compensation revenue resulting from receipt of administrative orders to make disputed payments and settlements for prior disputed billings of $9.4 million during the second quarter of 2006, offset by lower revenue resulting from lower minutes of use and a reduction in mature products services.

        Our mature products in our western footprint currently drive the majority of our intercarrier revenues. We anticipate continued declines due to a more rapid decline than expected in the Internet dial-up business as customers transition from dial-up to broadband in addition to competitive pressure for these businesses. However, we expect these declines to be gradually offset by increasing both our mature and growth products across our expanded footprint.

Intercarrier compensation revenues increased 52.4% to $16.0 million in the quarter ended June 30, 2006 from $10.5 million during the same period in 2005 primarily due to the receipt of administrative orders to make disputed payments and settlements for prior disputed billings of $9.4 million during the period, offset by lower revenues from a decrease in intercarrier minutes of use primarily due to a competitor, who is a customer, building out their own network and a more rapid than expected decline in the Internet dial-up business.

Mature products revenues include dial access services, collocation, and all enterprise products. Revenues from mature products decreased $2.6 million, or 24.3% in the quarter ended June 30, 2006 from $10.7 million during the same period in 2005. The decrease was primarily due to lower revenues from lower minutes of use in addition to Internet dial-up ISPs reducing services.

Growth products revenues include the VoiceSource suite (PSTN on Ramp, IFEX, PSTN on Ramp with NDS and Driver’s Seat), exchange advantage and enhanced dial access. Revenues from growth products increased $2.2 million, or 314.3% in the quarter ended June 30, 2006 from $0.7 million during the same period in 2005. The increase was due primarily to volume growth from existing products in addition to new products introduced subsequent to the quarter ended June 30, 2005. This increase is currently in the western footprint and we expect gradual increases in our eastern footprint along with our VeriSign alliance by the end of the year.

Total minutes of use, which is composed of intercarrier, mature products and growth products declined 28.0% to 8.76 billion in the quarter ended June 30, 2006 from 12.17 billion for the same period in 2005. Intercarrier minutes of use are composed of minutes of use resulting from both mature products and growth products that are initiated on another carrier’s network but terminated on our network. Intercarrier minutes of use decreased to 8.57 billion in the quarter ended June 30, 2006 from 12.04 billion for the same period in 2005, primarily due to a competitor, who is a customer, building out their own network and a more rapid than expected decline in the Internet dial-up business. Mature products minutes of use decreased to 0.02 billion for the quarter ended June 30, 2006 from 0.07 billion during the same period in 2005. Growth products minutes of use increased to 0.17 billion for the quarter ended June 30, 2006 from 0.06 billion during the same period in 2005. We believe that the decrease in the minutes of use for mature products and the increase in the minutes of use related to growth products reflects the changing focus of our business as well as the recent introduction of new products.

    The significant costs and expenses for the quarters ended June 30, 2006 and 2005 are as follows:

	Three Months Ended
	June 30,
	2006	2005	% Change
	(unaudited)
	(Dollars in millions)
Costs and expenses:
Network expenses (exclusive of depreciation shown separately below)	$10.8	$9.7	11.3%
Selling, general and administrative	14.9	12.4	20.2%
Reimbursed transition expenses	(2.8)	(2.8)	0.0%
Depreciation and amortization	3.1	3.2	(3.1)%
Restructuring charges	0.3	0.2	50.0%
Total costs and expenses	$26.3	$22.7	15.9%

    Consolidated network expenses increased $1.1 million, or 11.3% during the quarter ended June 30, 2006 compared to $9.7 million during the same period in 2005 due primarily to increased expenses related to our national expansion, partially offset by former customers transitioning off our network as a result of the sale of substantially all of our enterprise customer base to TelePacific’s network. During this transition period, which ends September 12, 2006, we are obligated under the TSA, among other things, to provide certain transition services to TelePacific at our estimated cost. The estimated costs to be reimbursed to us include network related services and are included under “Reimbursed transition expenses.”

Consolidated selling, general and administrative expenses increased 20.2% to $14.9 million for the quarter ended June 30, 2006 from $12.4 million during the same period in 2005. The increase was due primarily to the increase in full-time equivalent employees, primarily related to our national expansion plans and other expansion costs.

We expect selling, general and administrative expenses to decline after the second quarter of 2006 primarily as a result of the 2006 restructuring plan, in which approximately 32 employees were terminated, a 10% reduction in pay for officers beginning in the third quarter of 2006 and other cost reduction activities implemented in the second quarter of 2006.

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” utilizing the modified prospective method. We recorded approximately $105,000 in selling, general and administrative expense during the quarter ended June 30, 2006 as a result of this adoption. Total compensation expense recognized for stock-based awards for the three months ended June 30, 2006 and 2005 was $132,000 and $48,000, respectively. Previously, we followed Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" for our stock-based compensation plans and the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As of June 30, 2006, we had unrecognized stock-based compensation of $1.4 million outstanding, which we expect to recognize over a weighted-average period of 2.8 years.

Reimbursed transition expenses were $2.8 million for both quarters ended June 30, 2006 and 2005. The reimbursed transition expenses relate to network and administrative services provided to TelePacific in accordance with the TSA. Costs billed under the TSA are based upon estimated costs to us, and we anticipate that no profit will be recognized on the services performed under the TSA. The TSA ends on September 12, 2006 and expect reimbursement of transition expenses to end at that time. The enterprise services are provided by the same network assets and maintained and operated by the same employee base as other services provided by us until TelePacific can transition the enterprise customer base onto its own network. As such, our common network services or expenses cannot be segregated based upon the services provided and therefore the estimated costs have primarily been billed based upon a fixed fee per type of service or transaction. Due to the inseparability of our network, the absence of identifiable shared costs, and as no network assets were sold to TelePacific, we determined the transaction with TelePacific did not result in discontinued operations.

Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on average asset lives, recognition of technological advancements and understanding of business strategy. Consolidated depreciation and amortization expense decreased 3.1% to $3.1 million in the quarter ended June 30, 2006 from $3.2 million during the same period in 2005. The decrease in depreciation and amortization expense was primarily due to some assets becoming fully depreciated during the period, slightly offset by an increase in depreciation for new assets acquired in connection with our national expansion.

Restructuring charges were approximately $0.3 million for the quarter ended June 30, 2006 primarily due to employee termination benefits related to the June 2006 reduction in force. Restructuring charges were $0.2 million for the same period in 2005. The 2005 charges related primarily to the completion of the sale of substantially all of our enterprise customer base for employee termination benefits and rent expense for vacated premises.

Consolidated income from operations was $0.7 million for the quarter ended June 30, 2006 compared to a loss of $0.9 million during the same period in 2005 primarily due to the factors discussed in the preceding paragraphs.

Consolidated interest expense, net increased to $1.5 million for the quarter ended June 30, 2006 compared to $1.3 million for the same period in 2005 due primarily to higher debt levels and increasing interest rates during 2006.

	Three Months Ended
	June 30,
	2006	2005
	(unaudited)
	(Dollars in thousands)
Interest on Senior Notes	$1,218	$1,218
Amortization of deferred financing costs	57	51
Other interest expense	446	158
Less interest income	(192)	(126)
Interest expense, net	$1,529	$1,301

For the quarters ended June 30, 2006 and 2005, our effective income tax rate was 0.0% and 1.0%, respectively.

Consolidated net loss was $0.8 million for the quarter ended June 30, 2006 compared to a loss of $2.3 million during the same period in 2005 primarily due to the factors discussed in the preceding paragraphs.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Our significant revenue components and operational metrics for the six months ended June 30, 2006 and 2005 are as follows:

	Six Months Ended
	June 30,
	2006	2005	% Change
	(unaudited)
	(Dollars in millions)
Revenues:
Intercarrier compensation	$25.4	$20.5	23.9%
Mature Products	16.7	28.0	(40.4)%
Growth Products	4.6	1.5	206.7%
Total revenues	$46.7	$50.0	(6.6)%

Operational metrics:
Minutes of use (in billions)
Intercarrier	19.61	24.14	(18.8)%
Mature Products	0.07	0.13	(46.2)%
Growth Products	0.27	0.12	125.0%
Total minutes of use	19.95	24.39	(18.2)%

Total revenues, which are composed of intercarrier, mature products and growth products, decreased 6.6% to $46.7 million in the six months ended June 30, 2006 compared to $50.0 million for the same period in 2005. This decrease was primarily attributable to the sale of our enterprise customer base to TelePacific during the first quarter of 2005 as well as lower revenue resulting from lower minutes of use and a reduction in mature products services. These revenue decreases were offset by an increase in intercarrier compensation revenue resulting from receipt of administrative orders to make disputed payments and settlements for prior disputed billings of $10.3 million during 2006.

Our mature products in our western footprint currently drive the majority of our intercarrier revenues. We anticipate continued declines due to a more rapid decline than expected in the Internet dial-up business as customers transition from dial-up to broadband in addition to competitive pressure for these businesses. However, we expect these declines to be gradually offset by increasing both our mature and growth products across our expanded footprint.

Intercarrier compensation revenues increased 23.9% to $25.4 million in the six months ended June 30, 2006 from $20.5 million during the same period in 2005 primarily due to the receipt of administrative orders to make disputed payments and settlements for prior disputed billings of $10.3 million during 2006, offset by lower revenues from a decrease in intercarrier minutes of use primarily due to a competitor, who is a customer, building out their own network and a more rapid than expected decline in the Internet dial-up business.

Mature products revenues include dial access services, collocation, and all enterprise products. Revenues from mature products decreased $11.3 million, or 40.4% in the six months ended June 30, 2006 from $28.0 million during the same period in 2005. The decrease was primarily due to the sale of substantially all of our enterprise customer base to TelePacific on March 11, 2005, lower revenues from lower minutes of use and Internet dial-up ISPs reducing services.

Growth products revenues include the VoiceSource suite (PSTN on Ramp, IFEX, PSTN on Ramp with NDS and Driver’s Seat), exchange advantage and enhanced dial access. Revenues from growth products increased $3.1 million, or 206.7% in the six months ended June 30, 2006 from $1.5 million during the same period in 2005. The increase was due primarily to volume growth from existing products in addition to new products introduced subsequent to the six months ended June 30, 2005. This increase is currently in the western footprint and we expect gradual increases in our eastern footprint along with our VeriSign alliance by the end of the year.

Total minutes of use, which is composed of intercarrier, mature products and growth products declined 18.2% to 19.95 billion in the six months ended June 30, 2006 from 24.39 billion for the same period in 2005. Intercarrier minutes of use are composed of minutes of use resulting from both mature products and growth products that are initiated on another carrier’s network but terminated on our network. Intercarrier minutes of use decreased 18.8% to 19.61 billion during the six months ended June 30, 2006 from 24.14 billion for the same period in 2005, due to a competitor, who is a customer, building out their own network and a more rapid than expected decline in the Internet dial-up business. Mature products minutes of use decreased to 0.07 billion for the six months ended June 30, 2006 from 0.13 billion for the same period in 2005. Growth products minutes of use increased to 0.27 billion for the six months ended June 30, 2006 from 0.12 billion for the same period in 2005. We believe that the decrease in the minutes of use for mature products and the increase in the minutes of use related to growth products reflects the changing focus of our business as well as the recent introduction of new products.

The significant costs and expenses for the six months ended June 30, 2006 and 2005 are as follows:

	Six Months Ended
	June 30,
	2006	2005	% Change
	(unaudited)
	(Dollars in millions)
Costs and expenses:
Network expenses (exclusive of depreciation shown separately below)	$19.8	$20.3	(2.5)%
Selling, general and administrative	28.5	27.1	5.2%
Reimbursed transition expenses	(5.6)	(2.8)	100.0%
Depreciation and amortization	5.9	7.0	(15.7)%
Restructuring charges	0.3	0.6	(50.0)%
Total costs and expenses	$48.9	$52.2	(6.3)%

Consolidated network expenses decreased $0.5 million, or 2.5% during the six months ended June 30, 2006 compared to $20.3 million during the same period in 2005 due primarily to negotiated supplier credits received in 2006 in addition to former customers transitioning off our network as a result of the sale of substantially all of our enterprise customer base to TelePacific’s network, offset slightly by our national expansion. During this transition period, which ends September 12, 2006, we are obligated under the TSA, among other things, to provide certain transition services to TelePacific at our estimated cost. The estimated costs to be reimbursed to us include network related services and are included under “Reimbursed transition expenses.”

Consolidated selling, general and administrative expenses increased 5.2% to $28.5 million for the six months ended June 30, 2006 from $27.1 million during the same period in 2005. The increase was due primarily to costs associated with the national expansion plan.

We expect selling, general and administrative expenses to decline after the second quarter of 2006 primarily as a result of the 2006 restructuring plan, in which approximately 32 employees were terminated, a 10% reduction in pay for officers beginning in the third quarter of 2006 and other cost reduction activities implemented in the second quarter of 2006.

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” utilizing the modified prospective method. We recorded approximately $202,000 in selling, general and administrative expense during the six months ended June 30, 2006 as a result of this adoption. Total compensation expense recognized for stock-based awards for the six months ended June 30, 2006 and 2005 was $278,000 and $96,000, respectively. Previously, we followed Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" for our stock-based compensation plans and the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As of June 30, 2006, we had unrecognized stock-based compensation of $1.4 million outstanding, which we expect to recognize over a weighted-average period of 2.8 years.

Reimbursed transition expenses were $5.7 million for the six months ended June 30, 2006 compared to $2.8 million during the same period in 2005. The reimbursed transition expenses relate to network and administrative services provided to TelePacific in accordance with the TSA. Costs billed under the TSA are based upon estimated costs to us, and we anticipate that no profit will be recognized on the services performed under the TSA. This increase in reimbursed expenses during 2006 reflects six months of reimbursements during 2006 compared to three months during 2005 since the sale occurred during March 2005. The TSA ends on September 12, 2006 and expect reimbursement of transition expenses to end at that time. The enterprise services are provided by the same network assets and maintained and operated by the same employee base as other services provided by us until TelePacific can transition the enterprise customer base onto its own network. As such, our common network services or expenses cannot be segregated based upon the services provided and therefore the estimated costs have primarily been billed based upon a fixed fee per type of service or transaction. Due to the inseparability of our network, the absence of identifiable shared costs, and as no network assets were sold to TelePacific, we determined the transaction with TelePacific did not result in discontinued operations.

Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on average asset lives, recognition of technological advancements and understanding of business strategy. Consolidated depreciation and amortization expense decreased 15.7% to $5.9 million in the six months ended June 31, 2006 from $7.0 million during the same period in 2005. The decrease in depreciation and amortization expense was primarily due to some assets becoming fully depreciated during the period in addition to the sale of some assets as part of the sale of substantially all of our enterprise customer base, partially offset by an increase in depreciation for new assets acquired in connection with our national expansion.

Restructuring charges were approximately $0.3 million for the six months ended June 30, 2006 primarily due to employee termination benefits related to the June 2006 reduction in force. Restructuring charges were $0.6 million for the same period in 2005. The 2005 charges related primarily to the completion of the sale of substantially all of our enterprise customer base for employee termination benefits and rent expense for vacated premises.

Consolidated loss from operations was $2.2 million and $2.1 million for the six months ended June 30, 2006 and 2005, respectively.

Consolidated interest expense, net decreased to $2.9 million for the six months ended June 30, 2006 compared to $4.1 million for the same period in 2005 due primarily from the extinguishment of the Senior Secured Note during the first quarter of 2005. Our interest expense, net was as follows:

	Six Months Ended
	June 30,
	2006	2005
	(unaudited)
	(Dollars in thousands)
Interest on Senior Notes	$2,437	$2,437
Accreted discount on Senior Secured Note	-	1,262
Amortization of deferred financing costs	114	205
Other interest expense	725	519
Less interest income	(372)	(316)
Interest expense, net	$2,904	$4,107

During the six months ended June 30, 2005, we recorded a gain of $23.9 million from the sale of substantially all of our enterprise customer base that occurred during the first quarter of 2005.

On March 11, 2005, pursuant to the terms of a Payoff Letter, by and between us and Deutsche Bank, we utilized $26.9 million of the proceeds from the sale of substantially all of our enterprise customer base to TelePacific, as well as $13.8 million cash on hand, to prepay in full the $40 million Senior Secured Note (including all outstanding principal and accrued and unpaid interest) we had issued to Deutsche Bank on December 19, 2003. In addition, pursuant to the terms of the Payoff Letter, we retired the warrants to acquire up to 26,666,667 shares of our common stock that were issued to Deutsche Bank in connection with the issuance of the Senior Secured Note, which decreased additional paid in capital by approximately $13.5 million. The prepayment of the Senior Secured Note and the retirement of the related warrants resulted in a $2.1 million loss on the extinguishment of debt.

For the six months ended June 30, 2006 and 2005, our effective income tax rate was 0.0% and 3.4%, respectively.

Consolidated net loss was $5.1 million for the six months ended June 30, 2006 compared to net income of $15.0 million during the same period in 2005 primarily due to the factors discussed in the preceding paragraphs.

Quarterly Operating and Statistical Data:

The following tables summarize the unaudited results of operations as a percentage of revenues for the three and six months ended June 30, 2006 and 2005. The following data should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Consolidated Statements of Operations
Data:

Revenue	100.0%	100.0%	100.0%	100.0%
Network expenses (exclusive of depreciation shown separately below)	40.0%	44.4%	42.4%	40.5%
Selling, general and administrative expenses	55.3%	56.9%	61.1%	54.2%
Reimbursed transition expenses	(10.2)%	(13.0)%	(12.2)%	(5.7)%
Depreciation and amortization expenses	11.5%	14.8%	12.7%	14.0%
Income (loss) from operations	2.5%	(4.1)%	(4.7)%	(4.3)%
Net (loss) income	(3.1)%	(10.6)%	(10.9)%	30.0%

The following table sets forth unaudited statistical data for each of the specified quarters of 2006 and 2005. The operating and statistical data for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	2006		2005
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ports equipped	1,288,704	1,151,616	1,151,616	1,054,848	1,052,400
Quarterly minutes of use
switched (in billions)	8.8	11.2	12.0	12.2	12.2
Capital additions
(in thousands)	$557	$10,568	$5,797	$3,259	$1,575
Employees	265	305	296	273	248

Liquidity and Capital Resources:

Sources and uses of cash. At June 30, 2006, cash and short-term investments decreased $6.2 million to $20.5 million from $26.7 million at December 31, 2005. The decrease was primarily due to costs associated with our national expansion, debt interest payments and lower customer receipts.

Net cash used in operating activities was $4.5 million for the six months ended June 30, 2006 as compared to cash provided of $2.5 million for the same period ended in 2005. The cash used for 2006 was primarily due to a loss from operations.

Net cash used in investing activities was $7.9 million for the six months ended June 30, 2006 due primarily to the purchase of property and equipment. Net cash provided by investing activities was $20.8 million during the six months ended June 30, 2005 due primarily to proceeds from the sale of substantially all of our enterprise customer base in March 2005.

Net cash provided by financing activities was $5.9 million for the six months ended June 30, 2006 was primarily due to proceeds from borrowings under notes payable. Net cash used in financing activities was $40.3 million during the six months ended June 30, 2005 primarily due to the prepayment of the Senior Secured Note with proceeds from the sale of the enterprise customer base and cash on hand.

Cash requirements. The telecommunications service business is capital intensive. Our operations have required the expenditure of substantial amounts of cash for the design, acquisition, construction and implementation of our network, particularly in connection with the national expansion. We continue to seek further ways to implement our national expansion and otherwise enhance our infrastructure in 2006 and beyond. As a result of the national expansion, various other capital projects and our business plan, as currently contemplated, we anticipate making capital expenditures, excluding acquisitions, if any, of approximately $11.5 million for the next twelve months. However, the actual cost of capital expenditures will depend on a variety of factors. Accordingly, our actual capital requirements may exceed, or fall below this amount.

During the normal course of business, we may enter into agreements with some suppliers, which allow these suppliers to have equipment or inventory available for purchase based upon criteria as defined by us. As of June 30, 2006, we did not have any material future purchase commitments to purchase equipment from any of our vendors.

Debt outstanding. At June 30, 2006 and December 31, 2005, long-term debt and capital lease obligations consist of the following:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Senior Notes	$36,102	$36,102
Capital lease obligations	691	651
Notes payable	24,958	12,159
Less current portion of notes payable and capital leases	(22,071)	(5,392)
	$39,680	$43,520

    The Senior Notes of which there is $36.1 million in principal amount outstanding at June 30, 2006 and December 31, 2005, mature on February 1, 2009 and bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009.

In March 2006, we completed a new financing agreement with Cisco Systems, Inc. for various network equipment and related maintenance. This financing agreement was comprised of a $0.3 million equipment capital lease and a $0.2 million note payable exchanged for a 36-month maintenance services agreement. As of June 30, 2006 the principal balance for the capital lease portion of the arrangement was $0.2 million, and is included in the above table under Capital Lease Obligations. As of June 30, 2006 the principal balance of the note payable was $0.2 and is included in the above table under Notes Payable.

In November 2005, we entered into a Loan and Security Agreement (Agreement) with Comerica Bank, which provides for up to $5 million of revolving advances and up to $15 million of term loans, subject to certain conditions. Any revolving advances are not to exceed 80% of eligible accounts receivables and are due and payable in full on November 9, 2007. There were no revolving advances as of June 30, 2006.

The term loan portion of the Agreement, which is to be used within certain limitations to finance capital equipment expenditures and acquisitions or to refinance our Senior Notes, is structured into two tranches; the first included all term loan borrowings through June 9, 2006, at which point it expired, and is payable in thirty equal monthly installments commencing July 1, 2006. The second tranche started June 10, 2006 and continues through January 9, 2007 at which point it expires, and shall be payable in twenty-three equal monthly installments commencing February 1, 2007.

Rates for borrowings under the Agreement float and are based, at our election, at 2.75% above a calculated Eurodollar rate for the revolving advances and 3.75% above a Eurodollar rate for the term loans or Comerica’s prime rate for the revolving advances and Comerica’s prime rate plus 0.5% for the term loans. The Agreement is secured by all of our personal property and requires us to maintain certain financial and restrictive covenants. As of June 30, 2006 and December 31, 2005, the term loan principal balance was $10.5 million and $2.5 million, respectively, and is included in the above table under Notes Payable.

On May 30, 2006, we entered into the Third Amendment to the Loan and Security Agreement (Third Amendment) with Comerica Bank. The Third Amendment provided in part that the financial covenants based upon the adjusted quick ratio, debt service coverage ratio and total liabilities to effective tangible net worth under the Loan and Security Agreement were amended such that we would not be required to comply with such covenants as they were in effect prior to the amendment during the period commencing on May 1, 2006 through and including June 30, 2006.

On July 31, 2006, we entered into a Fourth Amendment to the Loan and Security Agreement (Fourth Amendment) with Comerica Bank. The Fourth Amendment provides in part that the financial covenants based upon the adjusted quick ratio, the debt service coverage ratio and the total liabilities to effective tangible net worth covenants under the Loan and Security Agreement were amended such that we would not be required to comply with such covenants as they were in effect prior to the amendment during the period commencing on July 1, 2006 through and including September 30, 2006; provided that we remain in compliance with the minimum cash covenant. As amended, the minimum cash covenant specifies that we are required to maintain a minimum balance of cash at Comerica Bank equal to $2.5 million in excess of the outstanding indebtedness during the period beginning July 1, 2006 through and including September 30, 2006. The Fourth amendment also provides that we cannot request additional extensions of credit under the Loan and Security Agreement until we are in compliance with all of the financial covenants prior to giving effect to the amendments.

We do not currently expect to be in compliance with all of the financial covenants in the Loan and Security Agreement for periods after September 30, 2006. As such, we expect that it will be necessary to negotiate with Comerica Bank an additional amendment to the Loan and Security Agreement to comply with these financial covenants for periods after September 30, 2006. There can be no assurances that Comerica Bank will agree to such a request.

If we violate the financial covenants in the Loan and Security Agreement, and Comerica Bank is unwilling to grant a waiver or enter into an amendment that relieves or modifies our obligation to comply with these financial covenants, Comerica Bank will have available to it all of the remedies provided for under the Loan and Security Agreement, including the right to accelerate, or declare due and payable, all outstanding amounts under the Loan and Security Agreement. Furthermore, we do not believe that we will be able to meet the original covenants included in the Loan and Security Agreement with Comerica Bank for periods following September 30, 2006, absent obtaining additional financing. As a result, we have classified our Comerica Bank debt as of June 30, 2006 of $10.5 million as a current liability in accordance with Emerging Issues Task Force No. (EITF) 86-30, “Classification of Obligations when a Violation is Waived by the Creditor.” EITF 86-30 reached a consensus that debt should be classified as current if a covenant violation has occurred at the balance sheet date or would have occurred absent a loan modification and it is probable that the borrower will not be able to comply with the covenants at measurement dates that are within the next 12 months.

Future uses and sources of cash. Our principal sources of operating funds for the remainder of 2006 and the first half of 2007 are anticipated to be current cash and short-term investment balances and cash flows from operating activities. However, we believe that our requirements for operating funds over the next twelve months will cause our current cash and short-term investment balances to fall below those required by the terms of our financing arrangement with Comerica Bank. As a result, if we continue to fund our operations without obtaining an additional source of financing, Comerica Bank may exercise its rights under the Loan and Security Agreement, including the right to accelerate, or declare the entire loan amount due and payable. If Comerica accelerates the debt, we believe that other sources of our existing financing arrangements will have, and may exercise, similar rights and we will not have sufficient liquidity and capital resources to operate for the next 12 months. We currently expect to fund the following expenditures during the next 12 months:

•  interest payments of approximately $6.1 million on Senior Notes and other notes;

•  anticipated capital expenditures of approximately $11.5 million;

•  debt principal payments of approximately $8.9 million; and

•  capital lease payments (including interest) of approximately $0.6 million.

In an effort to address our financing needs, we have retained the services of a financial advisory firm, and together with such firm are in the process of exploring strategic alternatives, including raising additional debt or equity financing, entry into strategic relationships or joint ventures and merger and acquisitions. While we have successfully raised capital in the past, their can be no assurance that sources of financing will continue to be available to us in amounts sufficient to meet our financial needs, or that any such financing will be available on terms acceptable to us.

If we are unable to secure additional financing, (1) we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned national expansion and other product development and marketing initiatives, any of which could have a negative impact on our business and operating results; (2) it could become necessary for us to significantly curtail our operations in order to meet our debt service obligations and (3) even if we did take such actions to permit us to service our debt , we would not meet any of the debt covenants required under the Comerica loan agreement.

        In the event of our non-compliance with the covenants of the loan agreement, at any future time, Comerica could exercise its rights under the agreement, and call the loan. Such action would substantially and adversely impact our ability to continue to operate and to meet other obligations.

To the extent that we raise additional financing through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional financing is raised through the issuance of debt securities, these securities may have rights; preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At June 30, 2006, we had an outstanding note payable of $10.5 million to Comerica Bank (Comerica). This note is at Comerica’s prime rate plus 0.5%, which was 8.75% as of June 30, 2006. A hypothetical 1% point increase in short-term interest rates would reduce the annualized income before tax by approximately $0.1 million as a result of higher interest expense.

We are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. Approximately $20.2 million of our total cash and investments are in cash equivalents with original maturities of less than three months and the remainder in short-term investments with maturities of less than 12 months. A hypothetical 1% decrease in short-term interest rates would reduce the annualized pretax interest income on our $20.5 million cash, cash equivalents and short-term investments at June 30, 2006 by approximately $0.2 million.

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

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. It should be recognized that the design of any system of controls is based upon certain assumptions about the scope of the tasks to be performed and the environment in which the tasks are to be performed. As such, the Company's internal controls provide the Company with a reasonable assurance of achieving their intended effect.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on June 14, 2006 and considered the following proposals:

The first proposal was to elect nine directors to the Board of Directors. Votes cast were as follows:

		Percentage
	Votes cast	of total
	(thousands)	votes cast

Wallace W. Griffin
For	31,186	85.5%
Withheld	5,274	14.5
	36,460	100.0%

Henry R. Carbelli
For	31,162	85.5%
Withheld	5,298	14.5
	36,460	100.0%

David G. Chandler
For	35,467	97.3%
Withheld	993	2.7
	36,460	100.0%

Jerry L. Johnson
For	31,202	85.6%
Withheld	5,258	14.4
	36,460	100.0%
Samuel A. Plum
For	31,209	85.6%
Withheld	5,251	14.4
	36,460	100.0%

Thomas A. Munro
For	35,228	96.6%
Withheld	1,232	3.4
	36,460	100.0%

Timothy A. Samples
For	35,228	96.6%
Withheld	1,232	3.4
	36,460	100.0%

Frederick D. Lawernce
For	35,458	97.3%
Withheld	1,002	2.7
	36,460	100.0%

William H. Davidson
For	35,467	97.3%
Withheld	993	2.7
	36,460	100.0%

        The second proposal was the approval of (a) an amendment to the Company’s Amended and Restated Articles of Incorporation giving effect to a reverse split of our common shares and (b) all ministerial actions required in connection with effecting such reverse share split. Votes cast were as follows:

	Votes cast (thousands)	Percentage of total votes cast
For	34,711	95.2%
Against	1,711	4.7
Abstain	39	0.1
	36,461	100.0%

The third proposal was to approve amendments to the Company’s Amended and Restated Bylaws authorizing our board of directors to (a) establish the size of the board and (b) divide the board members into either two or three classes if and when we are qualified as a listed company under California law. This proposal did not pass, as it required the majority of the issued and outstanding shares voting in favor of the proposal. Votes cast were as follows:

	Votes cast (thousands)	Percentage of total votes cast
For	15,898	62.1%
Against	5,976	23.3
Abstain	3,722	14.5
	25,596	100.0%

ITEM 6. Exhibits

Exhibits

10.62	Fourth Amendment to Loan and Security Agreement dated as of July 31, 2006, by and between Comerica Bank and the Company.

31.1	Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Michael L. Sarina, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Michael L. Sarina, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Note: ITEMS 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2006.

PAC-WEST TELECOMM, INC.

/s/ Henry R. Carabelli
_____________________________
Henry R. Carabelli
President and Chief Executive Officer

/s/ Michael L. Sarina
______________________________
Michael L. Sarina
Chief Financial Officer