Form 10-Q
period 2006-09-30
PAC-WEST TELECOMM INC
filed 2006-11-20
CIK 1071598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of October 31, 2006, the Company had an aggregate of 37,667,528 shares of common stock issued and outstanding.

PAC-WEST TELECOMM, INC.
Report on Form 10-Q For the Quarterly Period Ended September 30, 2006
Table of Contents

Part I.	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets
	September 30, 2006 and December 31, 2005	3
	Condensed Consolidated Statements of Operations and Comprehensive Income
	(Loss) - Three and nine months ended September 30, 2006 and 2005	4
	Condensed Consolidated Statements of Cash Flows - Nine
	months ended September 30, 2006 and 2005	5
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	41

Item 4.	Controls and Procedures	42

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 6.	Exhibits	43
Signatures		44

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PAC-WEST TELECOMM, INC.
Condensed Consolidated Balance Sheets
(In thousands except share and per share data)
	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,738	$26,681
Trade accounts receivable, net of allowances of
$1,034 and $368 at September 30, 2006 and
December 31, 2005, respectively	13,770	7,806
Receivable from transition service agreement	270	1,170
Prepaid expenses and other current assets	3,019	3,129
Total current assets	38,797	38,786
Property and equipment, net	43,068	39,458
Other assets, net	787	1,079
Total assets	$82,652	$79,323

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,939	$6,578
Current obligations under notes payable and capital leases	5,404	5,392
Accrued interest	974	2,032
Other accrued liabilities	6,573	8,492
Total current liabilities	23,890	22,494
Senior Notes	36,102	36,102
Notes payable and capital leases, less current portion	11,568	7,418
Other liabilities, net	135	72
Total liabilities	71,695	66,086

Commitments and Contingencies (Note 8)
Stockholders' Equity:
Preferred stock, no par value, 600,000 shares authorized; none
issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares
authorized, 37,667,528 and 37,204,093 shares issued
and outstanding at September 30, 2006 and December 31,
2005, respectively	37	37
Additional paid-in capital	191,373	191,319
Accumulated deficit	(180,496)	(177,721)
Accumulated other comprehensive gain (loss)	43	(25)
Deferred stock compensation	-	(373)
Total stockholders' equity	10,957	13,237
Total liabilities and stockholders' equity	$82,652	$79,323

See notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss)
(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$26,171	$22,383	$72,827	$72,383
Costs and Expenses:
Network expenses (exclusive of depreciation shown separately below)	9,906	9,628	29,711	29,901
Selling, general and administrative	11,465	13,006	39,987	40,127
Reimbursed transition expenses	(1,501)	(4,470)	(7,171)	(7,318)
Depreciation and amortization	2,980	3,365	8,925	10,349
Restructuring charges, net of reversals	(11)	24	254	630
Total operating expenses	22,839	21,553	71,706	73,689
Income (loss) from operations	3,332	830	1,121	(1,306)

Interest expense, net	1,424	1,091	4,328	5,198
Other (income) expense, net	(298)	216	(314)	154
Gain on sale of enterprise customer base	-	(267)	-	(24,132)
Loss on extinguishment of debt	-	-	-	2,138
Income (loss) before income taxes	2,206	(210)	(2,893)	15,336
Income tax (benefit) expense	(118)	(84)	(118)	438
Net income (loss)	$2,324	$(126)	$(2,775)	$14,898

Basic income (loss) per share	$0.06	$(0.00)	$(0.07)	$0.40
Diluted income (loss) per share	$0.06	$(0.00)	$(0.07)	$0.38

Weighted Average Shares Outstanding:
Basic	37,268	37,132	37,230	36,958
Diluted	37,293	37,132	37,230	38,718

Comprehensive Income (Loss):
Net income (loss)	$2,324	$(126)	$(2,775)	$14,898
Net unrealized (losses) gains on investments, net of tax	(58)	31	(2)	51
Reclassification of net realized losses on sale of investments, net of tax	56	-	70	-
Comprehensive income (loss)	$2,322	$(95)	$(2,707)	$14,949

See notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)
	Nine Months Ended
	September 30,
	2006	2005
Operating activities:
Net (loss) income	$(2,775)	$14,898
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	8,925	10,349
Amortization of deferred financing costs	171	255
Amortization of discount on notes payable	-	1,262
Stock-based compensation	396	144
Loss on extinguishment of debt	-	2,138
Gain on sale of enterprise customer base	-	(24,132)
Provision for doubtful accounts	764	172
Net loss on disposal of property	18	187
Other	(33)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,728)	964
Decrease (increase) in receivable from transition service agreement	900	(2,181)
Decrease in prepaid expenses and other assets	405	2,814
Increase in accounts payable	1,397	417
Decrease in accrued interest	(1,058)	(1,116)
Decrease in other current liabilities and other liabilities	(1,856)	(1,203)
Net cash provided by operating activities	526	4,968

Investing activities:
Purchase of property and equipment	(9,091)	(6,434)
Proceeds from disposal of property and equipment	-	99
Redemptions of short-term investments, net	68	3,547
Proceeds from sale of enterprise customer base	-	26,953
Returned deposits associated with the enterprise customer base sale	-	(3,536)
Other	33	200
Net cash (used in) provided by investing activities	(8,990)	20,829

Financing activities:
Repayments of notes payable	(4,081)	(42,766)
Proceeds from the issuance of common stock	31	225
Principal payments on capital leases	(401)	(518)
Net proceeds from borrowing under notes payable	7,972	1,949
Net cash provided by (used in) financing activities	3,521	(41,110)
Net decrease in cash and cash equivalents	(4,943)	(15,313)

Cash and cash equivalents:
Beginning of period	26,681	32,265
End of period	$21,738	$16,952
(continued)

PAC-WEST TELECOMM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)
(continued)

Nine Months Ended
September 30,
2006	2005
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$5,843	$5,572
Income taxes	$-	$495
Non-cash Operating and Investing Activities:
Acquisitions of property and equipment included in accounts payable	$2,964	$-
Non-cash Operating and Financing Activities:
Prepaid maintenance agreement financed by notes payable	$335	$-
Non-cash Investing and Financing Activities:
Equipment acquired with capital lease obligations	$297	$-
Equipment acquired with notes payable obligations	$39	$-

See notes to unaudited condensed consolidated financial statements.

PAC-WEST TELECOMM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

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

On November 15, 2006, after considering a variety of restructuring alternatives, including seeking court protection from creditors, and conducting an extensive search for financing sources, the Company completed a comprehensive restructuring of its financial obligations centered around an investment and refinancing provided by Columbia Ventures Corporation (Columbia Ventures), a private investment company focused principally on the domestic and international telecommunications industry (see Note 2).

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (US GAAP) for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation for the periods indicated, have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and notes required by US GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2006.

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

Stock-based compensation. On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” and accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. The Company uses the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options (expected term), the estimated volatility of its common stock price over the expected term and the number of options that will cancel for failure to complete their vesting requirements (forfeitures). Changes in these assumptions could materially affect the estimate of fair value stock-based compensation and consequently, the related amount recognized on the condensed consolidated statements of operations and comprehensive income (loss).

2.	Restructuring of the Company

On November 15, 2006, the Company completed a comprehensive restructuring of the Company’s financial obligations centered around an investment and refinancing provided by Columbia Ventures, a private investment company focused principally on the domestic and international telecommunications industry.

As part of the financial restructuring on November 15, 2006, an affiliate of Columbia Ventures purchased the Company’s Senior Secured Credit Facility, which had an outstanding balance at purchase of $8,795,638, from its senior lender, Comerica Bank (Comerica). In connection with this purchase, Comerica assigned its rights and obligations under the Senior Secured Credit Facility to the loan purchaser and, concurrently with such purchase and assignment, such facility was amended and restated to provide, among other things, an increase in the maximum loan commitment to $24,000,000, consisting of an $8,805,638 (Tranche A), a $7,194,361 term loan (Tranche B) and a revolving credit facility of $8,000,000. Tranche A was drawn on November 15, 2006 to fund the purchase from Comerica of the outstanding balance under the Senior Secured Credit Facility and reimburse Comerica for $10,000 in legal expenses associated with the purchase. Tranche B is generally expected to become available to the Company at the later to occur of (1) February 1, 2007, (2) the commercial availability of the Company’s DIDOD product release, and (3) the effective date of a long term binding agreement between the Company and VeriSign, Inc., a strategic alliance partner of the Company. The revolving line of credit is generally expected to become available to the Company after February 1, 2007.

The Senior Secured Credit Facility is expected to be one of the principal sources of operating funds for the Company. However, there can be no assurance that the conditions to availability of borrowing under the Senior Secured Credit Facility will be satisfied. If such conditions are not satisfied, the Company will not be able to rely on its Senior Secured Credit Facility for operating funds, which may materially and adversely impact its ability to pursue its business plans and objectives.

In addition, another affiliate of Columbia Ventures purchased 48,158 newly issued shares of Series B-1 Preferred Stock and 830,959 shares of newly issued shares of Series B-2 Preferred Stock, non-voting, convertible preferred stock for $999,999.98. Series B-1 Preferred Stock was issued at closing. The Series B-2 Preferred Stock will be issued upon receipt of shareholder approval of an amendment to the Company’s articles of incorporation to authorize sufficient additional common stock to permit the conversion in full of the Series B-2 Preferred Stock. The Series B-1 and B-2 Preferred Stock are convertible into approximately 51% and 95%, respectively, of the Company’s common stock on a fully-diluted basis, subject to satisfaction of certain conditions, including receipt of requisite regulatory approvals. The Company intends to use the proceeds for working capital and general corporate purposes.

On November 14, 2006, the Company entered into a letter agreement with SMH Capital Advisors, Inc., an investment advisor who has represented that it has investment discretion with respect to approximately $21.0 million in principal amount of the 13.5% Senior Notes due 2009 (the Senior Notes), in which such investment advisor has agreed to exchange all Senior Notes for which it holds investment discretion for new 13.5% Notes due 2009 (the New Notes) as part of an exchange offer made to all holders of Senior Notes. The exchange is expected to be completed by February 1, 2007. The terms and conditions of the New Notes are expected to be substantially identical to the Senior Notes, except that the New Notes will provide that interest under the New Notes will not be payable until maturity and the holders of the New Notes will have the right to receive payment of all outstanding principal and accrued interest before the holders of the Senior Notes will have the right to receive any outstanding principal. Assuming SMH Capital Advisors, tenders $21.0 million in principal amount into such exchange offer, the affect of this transaction would be to defer payment of $2.9 million of interest in 2007, and $2.9 million of interest in 2008 until maturity, which is February of 2009.

This communication is not an offer to exchange Senior Notes for New Notes or a solicitation of an offer to exchange Senior Notes for New Notes. The offer to exchange Senior Notes for New Notes is expected to be made pursuant to an exemption from registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended, solely by means of an offering circular and disclosure statement and other documents provided to holders of the Senior Notes.

The Company also reached an agreement with Merrill Lynch Capital to restructure approximately $5.7 million of its obligations to them. Such agreement provides for, among other things, deferral of payments of principal and interest due to them in January and February of 2007, waiver of compliance with certain covenants and a commitment to restructure the maturity date and payment terms on the remaining obligations should certain conditions be met. Pursuant to such agreement, subject to satisfaction of certain conditions, including the condition that both the revolving and term loan facilities under the Senior Secured Credit Facility as amended and restated, are available to the Company, the Company may elect to restructure its current obligations to Merrill Lynch of an aggregate of approximately $5.7 million into a single obligation bearing interest at a rate of 9.11% per annum to be paid over 30 months, with $75,000 due each month for the first 15 months and $125,000 due each month for the next 14 months with the balance due August 1, 2009. If the conditions to such restructuring are not met, the Company must continue to make its currently scheduled payments of principal and interest, with Merrill Lynch reserving all of its current rights and remedies. In addition, under such agreement, the Company agreed to pay Merrill Lynch Capital in respect of the Company’s obligations an amount equal to 20% of any interest savings achieved as a result of the tender of more than $21.0 million in principal amount of Senior Notes as part of the exchange offer the Company intends to conduct in respect of its Senior Notes.

In addition, the Company reached an agreement with Tekelec, one of its key suppliers, to restructure approximately $1.9 million of its obligation to them. As part of its agreement with Tekelec, the Company paid them $535,000 to settle in full such obligation.

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

As a result of adopting SFAS No. 123R, the Company recorded approximately $90,000 and $292,000 in expense during the three and nine months ended September 30, 2006, respectively. There was no material impact on basic and diluted earnings per share or cash flow from either operations or financing activities due to the adoption of SFAS 123R.

Total compensation expense recognized for stock-based awards for the three months ended September 30, 2006 and 2005 was $118,000 and $48,000, respectively. Total compensation expense recognized for stock-based awards for the nine months ended September 30, 2006 and 2005 was $396,000 and $140,000, respectively. Total compensation expense recognized for stock-based awards is included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The Company recognized approximately $28,000 and $105,000 for the three and nine months ended September 30, 2006, respectively, related to restricted stock awards. The Company recognized approximately $48,000 and $140,000 for the three and nine months ended September 30, 2005, respectively, related to performance unit awards. Cash received for options exercised during the nine months ended September 30, 2006 and 2005 was $31,000 and $225,000, respectively.

For the nine months ended September 30, 2006 and the three months ended September 30, 2005, there was no impact on earnings per share from employee stock options since such options were anti-dilutive. Accordingly, for the nine months ended September 30, 2006, 430,226 shares were excluded from the diluted net loss per share calculation. In addition, 1,181,326 shares were excluded from the diluted net loss per share calculation for the three months ended September 30, 2005.

The effect of the change from applying the original provisions of SFAS 123 for the comparison periods are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(Dollars in thousands except per share amounts)
Net (loss) income as reported	$(126)	$14,898
Total stock-based employee compensation included in
reported net (loss) income, net of tax	48	140
Total stock-based employee compensation determined
under the fair value based method	(168)	(442)

Pro forma	$(246)	$14,596

Basic net income (loss) per common share:
As reported	$(0.00)	$0.40
Pro forma	$(0.01)	$0.39
Diluted net income (loss) per common share:
As reported	$(0.00)	$0.38
Pro forma	$(0.01)	$0.38

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

  As of September 30, 2006, there was $1.4 million of total unrecognized compensation cost related to the nonvested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested during the three and nine months ended September 30, 2006 was approximately $27,000 and $289,000, respectively. For the periods ended September 30, 2006, there was no stock-based compensation cost capitalized and no tax benefit recognized.

Stock Options

  The fair value of each stock option award granted under the Plans is estimated using the Black-Scholes option-pricing model. The application of this valuation model involves certain assumptions in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during the three and nine months ended September 30, 2006 and 2005 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected volatility	108.5%	106.0%	109.6%	106.0%
Risk-free interest rate	5.0%	3.9%	4.8%	3.8%
Expected term	6.2	4.0	6.1	4.0
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

  A summary of the option activity under the Plans as of September 30, 2006, and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000's)	Price	Term	(000's)
Outstanding at January 1, 2006	5,804	$1.70
Granted	415	$0.81
Exercised	(16)	$0.50
Cancelled	(549)	$1.24
Outstanding at September 30, 2006	5,654	$1.67	6.0	$0

Vested and exercisable at
September 30, 2006	4,042	$1.91	4.8	$0

  The weighted-average fair value of options granted during the three months ended September 30, 2006 and 2005 was $0.46 and $0.64, respectively. The weighted-average fair value of options granted during the nine months ended September 30, 2006 and 2005 was $0.69 and $.90, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was approximately $0 and $14,000, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was approximately $6,000 and $193,000, respectively.

Restricted Stock

  As of September 30, 2006 and December 31, 2005, the Company had 400,000 nonvested shares of restricted stock outstanding. The restricted stock vests on June 30, 2009. However, 200,000 shares of restricted stock vest at such earlier time as (a) the monthly average fair market value of the Company’s common stock exceeds $3.00 per share for a period of six consecutive months and (b) all of the shares of restricted stock shall vest at such earlier time as certain change in control transactions occur with respect to the Company. Total compensation expense for the restricted stock award was determined based upon the closing market price on the date of the award multiplied by the number of shares awarded. At September 30, 2006, there was approximately $309,000 of unrecognized compensation expense associated with this award. The Company expects to recognize this expense on a straight-line basis through June 30, 2009 or such shorter period if vesting is accelerated under the terms of the award.

Employee Stock Purchase Plan

  The Company established the 2000 Employee Stock Purchase Plan (the Purchase Plan) under which one million shares of common stock have been reserved for issuance and 441,256 shares remained available for issuance as of September 30, 2006. Full-time employees may designate up to 10% of their compensation, not to exceed 1,000 shares each six-month period, or $25,000 worth of common stock in any one calendar year, which is deducted each pay period for the purchase of common stock under the Purchase Plan. On the last business day of each six-month period, shares of common stock are purchased with the employees’ payroll deductions at 85% of the lesser of the market price on the first or last day of the six-month period. The Purchase Plan will terminate no later than May 2, 2020.

  Since actual purchases occur semi-annually, the Company must, during the first and third quarters of the year, estimate future purchase levels based on observation of historical participation levels. Compensation expense for the periods ended September 30, 2006 and 2005 was computed, for disclosure purposes in 2005 and for recognition in 2006, based on the fair value of the employee’s purchase rights estimated using the Black-Scholes model with the following assumptions:

	First Semi-Annual Period		Second Semi-Annual Period
	2006	2005	2006	2005
Expected volatility	68.0%	84.0%	74.0%	84.0%
Risk-free interest rate	4.4%	2.5%	5.1%	3.2%
Expected term	0.5	0.5	0.5	0.5
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

  Expected volatility is based primarily on historical stock volatility for the most recent period equal to the expected term (which is equal to the actual purchase term). No dividends were expected during these terms and the risk-free interest rate is based on the six-month U.S. Treasury rate in effect at the beginning of the period.

  Compensation expense recognized for the three and nine months ended September 30, 2006 was approximately $5,000 and $13,000, respectively.

4. Concentration of Customers and Suppliers

  For the three and nine months ended September 30, 2006 and 2005, the Company had the following concentrations of revenues and operation costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Largest customers: Percentage of total revenue

Customer 1	22.0%	25.2%	28.8%	23.8%
Customer 2	36.3%	14.3%	20.9%	17.4%

Largest supplier: Percentage of network expenses	32.6%	60.2%	37.8%	45.9%

  During each of the comparison periods, no other customers accounted for more than 10% of total revenues. Customer two represented 50.9% of trade accounts receivable as of September 30, 2006 and no other customers represented more than 10% of trade accounts receivable. At December 31, 2005, no customers represented more than 10% of trade accounts receivable.

5. Restructuring Charges

2001 and 2002 Restructuring Plans

  A summary of the activity for the nine months ended September 30, 2006 pertaining to the Company's 2001 and 2002 restructuring plans, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005, consist of the following:
	Restructuring	Additional		Restructuring
	Liability	Restructuring		Liability
	as of	Expense	Cash	as of
	31-Dec-05	Incurred	Payments	30-Sep-06
(Dollars in thousands)
Rent expense for vacated premises	$1,915	$16	$(342)	$1,589

  The amount of the reserve for vacated premises is equal to the monthly lease payment of the unoccupied space, less any estimated sublease income, multiplied by the remaining months on the lease. During the nine months ended September 30, 2006, the Company recorded additional restructuring charges of approximately $16,000 due to increased common area operating expenses at the Colorado facility. The final cash payment to be recorded against the restructuring reserve is currently expected to occur in March 2010.

2005 Restructuring Plan

  A summary of the activity for the nine months ended September 30, 2006 pertaining to the Company's 2005 restructuring plan, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005, consist of the following:

	Restructuring	Additional		Restructuring
	Liability	Restructuring		Liability
	as of	Expense	Cash	as of
	31-Dec-05	Incurred	Payments	30-Sep-06
(Dollars in thousands)
One-time employee termination benefits	$41	$9	$(50)	$-

  The amount of the reserve was for benefits to employees who were involuntarily terminated in connection with the sale of substantially all of the Company’s enterprise customer base to TelePacific on March 11, 2005. Approximately 80 employees were terminated as part of this restructuring plan. During the nine months ended September 30, 2006, the Company recorded additional restructuring charges of approximately $9,000 for employee termination benefits.

  Total cash paid for employee termination benefits and rent expense was approximately $528,000 and $56,000, respectively. Rent expense for vacated premises ended October 2005. The final cash payment for employee termination benefits was recorded against the 2005 restructuring reserve in September 2006.

2006 Restructuring Plan

  In June 2006, the Company implemented another restructuring plan, which included a workforce reduction of approximately 32 employees as part of a cost containment strategy. As a result of implementing this restructuring plan, the Company recorded $238,000 in restructuring charges related to employee termination benefits during the second quarter of 2006. The workforce reduction was completed in June 2006. During the third quarter of 2006 the Company recorded a reduction of termination benefits of approximately $9,000 primarily related to forfeited benefits. The Company anticipates total cash paid for employee termination benefits to be approximately $229,000. The final cash payment to be recorded against the 2006 restructuring reserve is expected to occur in November 2006. A summary of the activity for the nine months ended September 30, 2006 pertaining to the Company’s 2006 restructuring plan which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005, consists of the following:

	Restructuring	Additional		Restructuring
	Liability	Restructuring		Liability
	as of	Expense	Cash	as of
	31-Dec-05	Incurred	Payments	30-Sep-06
(Dollars in thousands)
One-time employee termination benefits	$-	$229	$(214)	$15

6. Income Taxes

  The Company's effective income tax rate for the three months ended September 30, 2006 and 2005 was 5.3% and 40.0%, respectively. The Company’s effective income tax rate for the nine months ended September 30, 2006 and 2005 was 4.1% and 2.9%, respectively. As of September 30, 2006, there was an income tax receivable of $0.4 million.

  Due to the financial restructuring discussed (See Note 2), the Company believes that it is likely an ownership change, as defined by Section 382 of the Internal Revenue Code, has either occurred or will occur in conjunction with the completion of the transaction. As a result, the Company’s ability to utilize its net operating loss carryforwards in the future may be significantly reduced.

7. Other Comprehensive Income (Loss)

  For the three months ended September 30, 2006 and 2005, there was $58,000 unrealized losses and $31,000 unrealized gains, respectively, of other comprehensive income pertaining to net unrealized investment gains and losses on available-for-sale marketable securities. Reclassifications of net realized losses on sales of investments during the three months ended September 30, 2006 and 2005 was $56,000 and $0, respectively. For the nine months ended September 30, 2006 and 2005, there was $2,000 unrealized losses and $51,000 unrealized gains, respectively, of other comprehensive income pertaining to net unrealized investment gains and losses on available-for-sale marketable securities. Reclassification of net realized losses on sales of investments during the nine months ended September 30, 2006 and 2005 was $70,000 and $0, respectively.

8. Commitments and Contingencies

  The Company has a five-year contract (the Contract) with an ILEC for transport services that expires in November 2006. The Contract requires that the Company meet certain minimum annual usage levels, which if met, trigger monthly credits to the Company. While the Company has met its minimum usage requirements through September 30, 2006, it has done so primarily through providing transition services to TelePacific. Although the TSA ended with TelePacific on September 12, 2006, TelePacific is continuing to migrate the enterprise customer base to its system. Based upon current estimates and given that the Contract ends at the end of November 2006, the Company believes that it will meet certain minimum annual usage levels and therefore will have no need to terminate the Contract and hence not incur a termination fee.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Revenues	$-	$218	$-	$751
Revenues as a percentage of total revenues	-	1.0%	-	1.0%
Security monitoring costs	$12	$7	$29	$26
Oakland property rent payments	$99	$88	$317	$265

All expenses paid to Bay Alarm are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

10. Debt and interest expense, net

At September 30, 2006 and December 31, 2005, long-term debt and capital lease obligations consisted of the following:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Senior Notes	$36,102	$36,102
Capital lease obligations	548	651
Notes payable	16,424	12,159
Less current portion of notes payable and capital leases	(5,404)	(5,392)
	$47,670	$43,520

The Senior Notes, of which there was $36.1 million in principal amount outstanding at September 30, 2006 and December 31, 2005, mature on February 1, 2009 and bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009.

On November 15, 2006, the Company completed a comprehensive restructuring of its financial obligations centered around an investment and refinancing provided by Columbia Ventures, a private investment company focused principally on the domestic and international telecommunications industry (see Note 2). As part of the financial restructuring, the Company has received a commitment from SMH Capital Advisors, Inc., an investment advisor who has represented to the Company that it has discretion over approximately $21.0 million of the $36.1 million of outstanding principal amount of the Senior Notes to tender into an exchange offer made to all holders of Senior Notes for New Notes expected to be completed prior to February 1, 2007.

This communication is not an offer to exchange Senior Notes for New Notes or a solicitation of an offer to exchange Senior Notes for New Notes. The offer to exchange Senior Notes for New Notes is expected to be made pursuant to an exemption from registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended, solely by means of an offering circular and disclosure statement and other documents provided to holders of the Senior Notes.

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

As of September 30, 2006, the Company had borrowed approximately $5.4 million under the Merrill Lynch arrangement under two credit facilities both with interest rates of 8.6%. As of September 30, 2006 and December 31, 2005, the principal balance was $1.7 million and $2.9 million, respectively, and is included under Notes Payable in the above table.

The Company entered into a second secured financing arrangement with Merrill Lynch during 2005 pursuant to which the Company borrowed $1.9 million in May 2005 and $4.5 million in November 2005 at fixed rates of 8.6% and 9.3%, respectively. In each case the principal and accrued interest is payable in 36 consecutive monthly installments. Principal payments on the May loan commenced July 2005 and the November loan commenced January 2006. The Company has the option to prepay the outstanding balance after 18 months but prior to 24 months subject to a premium of 3%, and if paid thereafter, accompanied by a premium of 1%. The borrowing arrangement is secured by telecommunications switching and computer equipment. As of September 30, 2006 and December 31, 2005 the principal balances of $4.7 million and $6.0 million, respectively, are included in the above table under Notes Payable.

As part of the financial restructuring, the Company reached an agreement with Merrill Lynch Capital to restructure approximately $5.7 million of its obligations to them. Such agreement provides for, among other things, deferral of payments of principal and interest due to them in January and February of 2007, waiver of compliance with certain covenants and a commitment to restructure the maturity date and payment terms on the remaining obligations should certain conditions be met. In addition, under such agreement, the Company agreed to pay Merrill Lynch Capital in respect of the Company’s obligations an amount equal to 20% of any interest savings achieved as a result of the tender of more than $21.0 million in principal amount of Senior Notes as part of the exchange offer the Company intends to conduct in respect of its Senior Notes (see Note 2).

In May 2004, the Company completed financing agreements for various network equipment with Cisco Systems, Inc. (Cisco). These financing agreements were comprised of $1.4 million of equipment capital leases and a $1.6 million note payable exchanged for a 36-month maintenance services agreement. As of September 30, 2006 and December 31, 2005, the principal balance for the capital lease portion of the arrangement was $0.3 million and $0.7 million, respectively, and is included in the above table under Capital Lease Obligations. As of September 30, 2006 and December 31, 2005, the principal balance of the note payable was $0.3 million and $0.7 million, respectively, and is included in the above table under Notes Payable. In March 2006, the Company completed a financing agreement with Cisco for various network equipment and related maintenance. This financing agreement was comprised of $0.3 million of equipment capital lease and a $0.2 million note payable exchanged for a 36-month maintenance services agreement. As of September 30, 2006 the principal balance for the capital lease portion of the arrangement was $0.2 million and is included in the above table under Capital Lease Obligations. As of September 30, 2006 the principal balance of the note payable was $0.1 and is included in the above table under Notes Payable. The Company’s obligations to Cisco were not restructured as part of the financial restructuring.

In November 2005, the Company entered into a Senior Secured Credit Facility with Comerica, which provided for up to $5 million of revolving advances and up to $15 million of term loans, subject to certain conditions. Any revolving advances were not to exceed 80% of eligible accounts receivables and were due and payable in full on November 9, 2007. There were no revolving advances as of September 30, 2006.

The term loan portion of the Senior Secured Credit Facility, which was to be used within certain limitations to finance capital equipment expenditures and acquisitions or to refinance the Senior Notes, was structured into two tranches; the first included all term loan borrowings through June 9, 2006, at which point it expired, and was payable in thirty equal monthly installments commencing July 1, 2006. The second tranche started June 10, 2006 and continued through January 9, 2007 at which point it expired, and was payable in twenty-three equal monthly installments commencing February 1, 2007.

Rates for borrowings under the Senior Secured Credit Facility floated and were based, at the Company’s election, at 2.75% above a calculated Eurodollar rate for the revolving advances and 3.75% above a Eurodollar rate for the term loans or Comerica’s prime rate for the revolving advances and Comerica’s prime rate plus 0.5% for the term loans. The Company selected the bank prime rate base for the term loans resulting in an interest rate of 8.75% as of September 30, 2006 and a range of 7.75% to 8.75% during the nine months ended September 30, 2006. Borrowings under the Senior Secured Credit Facility were secured by all personal property of the Company. In addition, the Company was prevented from distributing dividends without the written consent of Comerica and was required to maintain certain financial and restrictive covenants including compensating cash balances. In particular, the Company was required to maintain 80% of all cash balances with Comerica and compensating cash balances of not less than $15.0 million through December 30, 2006, $12.5 million December 31, 2006 through June 29, 2007 and $10.0 million, thereafter. As of September 30, 2006 and December 31, 2005, the term loan principal balance was $9.5 million and $2.5 million, respectively, and is included in the above table under Notes Payable.

On May 30, 2006, July 31, 2006 and September 25, 2006, the Company entered into amendments to the Senior Secured Credit Facility with Comerica that provided, among other things, that the financial covenants based upon the adjusted quick ratio, the debt service coverage ratio and the total liabilities to effective tangible net worth covenants under the Senior Secured Credit Facility were amended such that the Company would not be required to comply with such covenants as they were in effect prior to the amendments during the compliance periods through and including November 30, 2006; provided that the Company remained in compliance with the minimum cash covenant, which, as amended, required that the Company maintain a minimum balance of cash at Comerica equal to $2.5 million in excess of the outstanding indebtedness. The amendments also provided that the Company could not request additional extensions of credit under the Senior Secured Credit Facility until it was in compliance with all of the financial covenants.

As part of the financial restructuring, an affiliate of Columbia Ventures purchased the Company’s Senior Secured Credit Facility, which had an outstanding balance at such time of approximately $8.8 million, from Comerica (see Note 2). In connection with this purchase, Comerica assigned its rights and obligations under the Senior Secured Credit Facility to the loan purchaser and, concurrently with such purchase and assignment, such facility was amended and restated to provide, among other things, an increase in the maximum loan commitment to $24.0 million, consisting of Tranche A, an $8.8 million term loan, Tranche B, a $7.2 million term loan, and an $8.0 million revolving credit facility. Tranche A was drawn on November 15, 2006 to fund the purchase from Comerica of the outstanding balance under the Senior Secured Credit Facility and reimburse Comerica for $10,000 in legal expenses associated with the purchase. The availability of the undrawn balance of such revolving and term loan commitments of approximately $8.0 million and $7.2 million, respectively, are subject to certain conditions, the earliest of which could be satisfied on February 1, 2007. However, as of November 15, 2006, the Company obtained access to cash in the amount of approximately $11.3 million previously held by Comerica under the terms of a compensating balance arrangement. As a result of the financial restructuring, the Company classified the majority of the outstanding balance of the Senior Secured Credit Facility as of September 30, 2006 as long-term.

Interest expense, net for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Interest on Senior Notes	$1,218	$1,218	$3,655	$3,655
Accreted discount on Senior Secured Note	-	-	-	1,262
Amortization of deferred financing costs	57	50	171	255
Other interest expense	406	5	1,131	524
Less interest income	(257)	(182)	(629)	(498)
	$1,424	$1,091	$4,328	$5,198

The weighted average interest rate on short-term borrowings outstanding as of September 30, 2006 and 2005 was 8.44% and 7.21%, respectively.

11. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Further, FIN 48 expands the required disclosures associated with such uncertain tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact on the financial statements of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 clarifies the definition of fair value, provides enhanced guidance for using fair value to measure assets and liabilities, and requires expanded disclosures about fair value measurements. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” to clarify how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The staff believes that registrants must quantify the impact of correcting all misstatements using two common approaches and would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006.

In September 2006, the SEC issued new rule No. 33-8732A regarding Executive Compensation and Related Person Disclosure, adopting amendments to the disclosure requirements for executive and director compensation, related person transactions, director independence and other corporate governance matters and security ownership of officers and directors. Among other changes, the rule requires that disclosure under the amended items generally be provided in plain English. The rule is effective for Forms 8-K for triggering events that occur on or after November 7, 2006, and in Forms 10-K and in any proxy or information statements for fiscal years ending on or after December 15, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this report contains forward-looking statements, subject to uncertainties and risks. In this Quarterly Report on Form 10-Q, our use of the words "outlook," "expect," "anticipate," "estimate," "forecast," "project," "likely," "objective," "plan," "designed," "goal," "target," and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important risk factors, including risk factors described in our Annual Report on Form 10-K for the period ended December 31, 2005, as filed with the SEC on March 29, 2006, which may be revised or supplemented in subsequent reports filed by us with the SEC. Such risk factors include, but are not limited to: our level of indebtedness; our inability to comply with the covenants contained in, or the possibility of triggering a default under, our borrowing arrangements, our inability to execute our business plans and objectives, regulatory and legal uncertainty with respect to intercarrier compensation payments received by us; declines in liquidity and/or increases in volatility in the markets for securities; the migration to broadband Internet access affecting dial-up Internet access; the loss of key executive officers that could negatively impact our business prospects; an increase in our network expenses; our principal competitors for local services and potential additional competitors, which may have advantages that may adversely affect our ability to compete with them.

Introduction
We are a provider of integrated communication solutions that enable communication providers to use our network and services as an alternative to building and maintaining their own network. Our customers include Internet service providers (ISPs), enhanced communication service providers (ESPs) and other direct providers of communication services to business and residential end-users, collectively referred to as service providers (SPs).

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

On November 14, 2006, we filed a Form 12b-25 to extend the time to file our form 10-Q for the quarterly period ended September 30, 2006, which was due on November 14, 2006. We required additional time to file our Form 10-Q in order for us to complete the preparation of our financial statements. In particular, in the course of preparing financial statements for inclusion in the Form 10-Q, we were unable to complete our assessment of certain long-lived assets that may have been impaired and were in the process of gathering information necessary to determine the extent, if any, of such an impairment. Based upon our analysis, the carrying amount of the asset group did not exceed the sum of the projected undiscounted net cash flows and therefore determined that the asset group was not impaired.

Restructuring of the Company

After considering a variety of restructuring alternatives, including seeking court protection from creditors, and conducting an extensive search for financing sources, on November 15, 2006, we completed a comprehensive restructuring of our financial obligations centered around an investment and refinancing provided by Columbia Ventures Corporation (Columbia Ventures), a private investment company focused principally on the domestic and international telecommunications industry. With assistance from our financial advisor, restructuring advisor, and legal counsel, we concluded that the interests of all of our stakeholders, including shareholders, creditors, employees, customers and suppliers, were enhanced by this restructuring when compared to other alternatives available to us at that time.

As part of the restructuring, an affiliate of Columbia Ventures purchased our Senior Secured Credit Facility, which had an outstanding balance at such time of approximately $8.8 million, from our senior lender, Comerica Bank (Comerica). In connection with this purchase, Comerica assigned its rights and obligations under the Senior Secured Credit Facility to the loan purchaser and, concurrently with such purchase and assignment, such facility was amended and restated to provide, among other things, an increase in the maximum loan commitment to $24.0 million, consisting of an $8.0 million revolving credit facility and a $16.0 million term loan in two tranches of approximately $8.8 million and $7.2 million. The first tranche of the term loan, or approximately $8.8 million, was used to purchase the senior credit facility. The availability of the undrawn balance of such revolving and term loan commitments of approximately $8.0 million and $7.2 million, respectively, are subject to certain conditions, the earliest of which could be satisfied on February 1, 2007. However, there can be no assurance that we will be able to comply with the conditions allowing it to draw upon these funds. As of November 15, 2006, we obtained access to cash in the amount of approximately $11.3 million previously held by Comerica under the terms of a compensating balance arrangement.

In addition, another affiliate of Columbia Ventures purchased an aggregate of 879,117 shares of two series of newly-designated, non-voting, convertible preferred stock for aggregate consideration of approximately $1.0 million. The two series of preferred stock, one of which was issued at closing and the other of which will be issued upon receipt of shareholder approval of an amendment to our articles of incorporation to permit the issuance of the common stock issuable upon conversion of such series of preferred stock, are generally convertible into approximately 51% and 95%, respectively, of our outstanding common stock on a fully-diluted basis, subject to satisfaction of certain conditions, including receipt of requisite regulatory approvals.

We are required to hold a shareholder meeting to seek approval for an amendment to our articles of corporation within 90 calendar days of receipt of a written request from the equity purchaser. We do not expect the equity purchaser to exercise such right until such time as they have converted the first series of preferred stock, which is expected to result in the equity purchaser holding 51% of our outstanding common stock, on a fully-diluted basis, which is sufficient voting power under current applicable law and our articles of incorporation and bylaws to approve such amendment without participation from other shareholders.

As part of the restructuring, we reached an agreement with Merrill Lynch Capital to restructure approximately $5.7 million of our obligations to them. Such agreement provides for, among other things, deferral of payments of principal and interest due to them in January and February of 2007, waiver of compliance with certain covenants and a commitment to restructure the maturity date and payment terms on the remaining obligations should certain conditions be met. In addition, we reached an agreement with Tekelec, one of our key suppliers, to restructure approximately $1.9 million of our obligation to them. As part of our agreement with Tekelec, we paid them approximately $535,000 to settle in full such obligation.

In addition, we have received a commitment from SMH Capital Advisors, Inc., an investment advisor who has represented to us that it has discretion over approximately $21.0 million of the $36.1 million of outstanding principal amount of our 13.5% Senior Notes due 2009 to tender into an exchange offer made to all holders of Senior Notes for newly designated 13.5% Notes due 2009. We expect to complete such exchange offer by February 1, 2007. This communication is not an offer to exchange Senior Notes for New Notes or a solicitation of an offer to exchange Senior Notes for New Notes. The offer to exchange Senior Notes for New Notes is expected to be made pursuant to an exemption from registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended, solely by means of an offering circular and disclosure statement and other documents provided to holders of the Senior Notes.

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

Prior to commencing our planned national expansion, we served customers in California, Arizona, Nevada, Oregon, Utah and Washington. We have subsequently placed into service network assets necessary to begin serving, and have begun to serve, customers in Alabama, Colorado, Florida, Idaho, Maryland, New Jersey, New York, North Carolina, Pennsylvania, South Carolina and Washington, D.C. In addition, our East Coast SuperPOP became operational in May 2006 in order to support customers in these markets. Our planned national expansion contemplates further investment in these markets to complete our network and to support increased levels of network traffic.

On September 25, 2006, our common stock was delisted from the Nasdaq Capital Market due to noncompliance with Nasdaq’s minimum bid price requirement. Our stock is now quoted in the Pink Sheets and on The OTC Bulletin Board®. Removal from the Nasdaq Capital Market could have a material adverse effect on our ability to raise additional equity capital should that become necessary.

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

In June 2006, we implemented a restructuring plan, which included a workforce reduction of approximately 32 employees as part of a cost containment strategy. The workforce reduction was completed in June 2006. As a result of implementing this restructuring plan, we recorded $238,000 in restructuring charges related to employee termination benefits during the second quarter of 2006 and reduced that estimate approximately $9,000 during the third quarter of 2006, primarily due to forfeited benefits. We anticipate total cash paid for employee termination benefits to be $229,000. The final cash payment to be recorded against the 2006 restructuring reserve is expected to occur in November 2006.

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

In addition, on March 11, 2005, we entered into a Transition Service Agreement (TSA) with TelePacific that, among other things, obligated us to provide certain transition services to TelePacific at our estimated cost for a one-year period subject to extension for two additional three-month periods. The estimated costs to be reimbursed to us included network related and administrative support services which were provided exclusively to TelePacific and were capped at $10.5 million. In accordance with the TSA, TelePacific received a $2.0 million credit against the total amount to be billed that occurred during the second quarter of 2005. During the third quarter of 2005, we entered into an amendment with TelePacific to resolve certain disputed matters arising out of the APA and to amend and modify the TSA. The TSA amendment eliminated the cap of $10.5 million for certain types of network related services for which TelePacific was obligated to reimburse us during the initial 12 month transition period. During April 2006, TelePacific exercised their second and final option to extend the transition period for an additional three months. The TSA terminated on September 12, 2006 and continued services after this date are recorded as revenues.

For the three and nine months ended September 30, 2006, we recorded reimbursed transition expenses of $1.5 million and $7.2 million, respectively, in accordance with the TSA. This amount is recorded as a reduction to costs and expenses on a separate line item in the consolidated statements of operations and comprehensive income (loss). Costs billed under the TSA were based upon estimated costs to us, and we estimate that no profit was recognized on the services performed under the TSA. The enterprise services were provided by the same network assets and maintained and operated by the same employee base as other services provided by us. As such, our common network services or expenses could not be segregated based upon the services provided and therefore the estimated costs were primarily billed based upon a fixed fee per type of service or transaction. Due to the inseparability of our network, the absence of identifiable shared costs, and as no network assets were sold to TelePacific, we determined the transaction with TelePacific did not result in discontinued operations.

The following table shows our financial performance for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Total revenue	$26,171	$22,383	$72,827	$72,383
Income (loss) from operations	$3,332	$830	$1,121	$(1,306)
Net income (loss)	$2,324	$(126)	$(2,775)	$14,898
Income (loss) per share diluted	$0.06	$(0.00)	$(0.07)	$0.38

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

We have carrier customers who pay us to terminate their originating call traffic on our network. These payments consist of meet point access charges, third party transit traffic and intercarrier compensation payments, collectively referred to as intercarrier compensation. Intercarrier compensation payments are a function of the number of calls we terminate, the minutes of use associated with such calls and the rates at which we are compensated by the incumbent local exchange carriers (ILECs). Intercarrier compensation payments have historically been a significant portion of our revenues but the intercarrier carriers are not currently a targeted customer. Intercarrier compensation payments accounted for 47.1% and 44.9% of our total revenues for the nine months ended September 30, 2006 and 2005, respectively. The failure, for any reason, of one or more carriers from which we ordinarily receive intercarrier compensation payments to make all or a significant portion of such payments would adversely affect our financial results.

Our right to receive intercarrier compensation payments from other carriers, as well as the right of competitive local exchange carriers (CLECs) and other competitors to receive such payments is the subject of numerous regulatory and legal challenges.

On October 20, 2004, we filed a formal complaint with the California Public Utilities Commission (CPUC) against AT&T.  In the complaint proceeding, we alleged that AT&T owed us over $7.1 million for traffic terminated by us on behalf of AT&T, plus late payment fees.  On September 19, 2005, the presiding hearing officer released a decision granting our complaint in all regards, except for our claim for late payment fees.  On October 19, 2005, AT&T filed an appeal with the CPUC, claiming the decision was in error.  We filed a simultaneous appeal with the CPUC, asking for approval of late payment fees.  On June 29, 2006, the CPUC rejected both appeals, and reaffirmed to award over $7.1 million to us. We received $7.1 million from AT&T on July 31, 2006. During August 2006 we received an additional $3.0 million from AT&T for similar traffic terminations that occurred subsequent to our October 2004 complaint.

As technology continues to evolve with the corresponding development of new products and services, there is no guarantee we will retain our customers with our existing product and service offerings or with any new products or services we may develop in the future. Traditional dial-up access to the Internet, although a mature technology, remains a large target market for us. Major segments of this market may experience migration to broadband access technologies where available and competitively priced. While we remain focused on serving the needs of our customers who provide dial-up access to their end-users, with the evolution of new technologies many new Internet protocol (IP) applications are now available, such as VoIP, which have presented us with new product development and sales opportunities. We are developing and overlaying new products and services that take advantage of these new technologies to further increase the utilization of our network expansion upon completion and expect such expansion will present additional sales opportunities.

Competition in the communication services market has resulted in the consolidation of companies in our industry, a trend we expect to continue. In order to grow our business and better serve our customers, we continue to consider new business strategies, such as our national expansion and alliance with VeriSign, Inc., and including, but not limited to, potential acquisitions, partnerships, or new business services. We believe that the footprint of our network, which encompasses all of the major metropolitan areas of California, in addition to New York, Pennsylvania, Maryland, Florida, Colorado, Alabama, North Carolina, South Carolina, New Jersey, Washington, D.C., Oregon, Washington, Nevada, Arizona, Utah, Idaho, and our expansion, provides us with a significant competitive advantage that will enable us to successfully compete in the future, but we cannot guarantee that we will be able to achieve future growth.

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

Results of Operations

Quarter Ended September 30, 2006 Compared to the Quarter Ended September 30, 2005

  Our significant revenue components and operational metrics for the quarters ended September 30, 2006 and 2005 are as follows:

	Three Months Ended
	September 30,
	2006	2005	% Change
	(unaudited)
	(Dollars in millions)
Revenues:
Intercarrier compensation	$8.9	$12.0	(25.8)%
Mature Products	14.7	9.3	58.1%
Growth Products	2.6	1.1	136.4%
Total revenues	$26.2	$22.4	17.0%

Operational metrics:
Minutes of use (in billions)
Intercarrier	6.38	12.01	(46.9)%
Mature Products	-	0.07	(100.0)%
Growth Products	0.23	0.09	155.6%
Total minutes of use	6.61	12.17	(45.7)%

  Total revenues, which is composed of intercarrier, mature products and growth products, increased 17.0% to $26.2 million in the quarter ended September 30, 2006 from $22.4 million during the same period in 2005. This increase was primarily attributable to settlements of $9.5 million during the third quarter of 2006 compared to $2.2 million in 2005, partially offset by lower revenues from lower minutes of use and a reduction in mature products services.

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

  Intercarrier compensation revenues decreased 25.8% to $8.9 million in the quarter ended September 30, 2006 from $12.0 million during the same period in 2005 due primarily to lower revenues from a decrease in intercarrier minutes of use primarily resulting from a competitor, who is a customer, building out their own network, and a more rapid than expected decline in the Internet dial-up business. The decline was partially offset by an increase of third party transit traffic of approximately $0.7 million and settlements of $3.0 million in the third quarter of 2006 compared to $2.2 million in 2005.

  Mature products revenues include dial access services, collocation, and all enterprise products. Revenues from mature products increased $5.4 million, or 58.1% in the quarter ended September 30, 2006 from $9.3 million during the same period in 2005. The increase was primarily due to a settlement and restructuring agreement with an ISP of $6.5 million during the third quarter of 2006, partially offset by lower revenues from lower minutes of use in addition to Internet dial-up ISPs reducing services. The settlement and restructuring agreement with the ISP, assuming no increase in volume, is expected to result in an increase in revenues of $5.4 million for 2006 and a decrease in revenues of $4.6 million and $2.6 million for 2007 and 2008, respectively.

  Growth products revenues include the VoiceSource suite (PSTN on Ramp, IFEX, PSTN on Ramp with NDS and Driver’s Seat), exchange advantage and enhanced dial access. Revenues from growth products increased $1.5 million, or 136.4% in the quarter ended September 30, 2006 from $1.1 million during the same period in 2005. The increase was due primarily to volume growth from products introduced in 2005. This increase was primarily in the western footprint and we expect gradual increases in our eastern footprint as we complete our expansion along with our VeriSign, Inc. alliance by the end of the year.

  Total minutes of use, which is composed of intercarrier, mature products and growth products declined 45.7% to 6.61 billion in the quarter ended September 30, 2006 from 12.17 billion for the same period in 2005. Intercarrier minutes of use are composed of minutes of use resulting from both mature products and growth products that are initiated on another carrier’s network but terminated on our network. Intercarrier minutes of use decreased to 6.38 billion in the quarter ended September 30, 2006 from 12.01 billion for the same period in 2005, primarily due to a competitor, who is a customer, building out their own network, and a more rapid than expected decline in the Internet dial-up business. Mature products minutes of use decreased to 0.01 billion for the quarter ended September 30, 2006 from 0.07 billion during the same period in 2005. Growth products minutes of use increased to 0.23 billion for the quarter ended September 30, 2006 from 0.09 billion during the same period in 2005. We believe that the decrease in the minutes of use for mature products and the increase in the minutes of use related to growth products reflects the changing focus of our business as well as the recent introduction of new products.

The significant costs and expenses for the quarters ended September 30, 2006 and 2005 are as follows:

	Three Months Ended
	September 30,
	2006	2005	% Change
	(unaudited)
	(Dollars in millions)
Costs and expenses:
Network expenses (exclusive of depreciation shown separately below)	$9.9	$9.6	3.1%
Selling, general and administrative	11.5	13.0	(11.5)%
Reimbursed transition expenses	(1.5)	(4.5)	(66.7)%
Depreciation and amortization	3.0	3.4	(11.8)%
Total costs and expenses	$22.9	$21.5	6.5%

Consolidated network expenses increased $0.3 million, or 3.1% during the three months ended September 30, 2006 compared to $9.6 million during the same period in 2005 due primarily to increased expenses related to our national expansion, partially offset by former customers transitioning off our network as a result of the sale of substantially all of our enterprise customer base to TelePacific’s network in addition to cost reduction efforts. During this transition period, which ended September 12, 2006, we were obligated under the TSA, among other things, to provide certain transition services to TelePacific at our estimated cost. The estimated costs reimbursed to us included network related services and are included under “Reimbursed transition expenses.”

Consolidated selling, general and administrative expenses decreased 11.5% to $11.5 million for the quarter ended September 30, 2006 from $13.0 million during the same period in 2005. The decrease was primarily due to suspended compensation associated with company and individual team performance goals, reduced professional costs and cost reduction activities.

We expect selling, general and administrative expenses to decline after the second quarter of 2006 primarily as a result of the 2006 restructuring plan, in which approximately 32 employees were terminated, a 10% reduction in pay for officers beginning in the third quarter of 2006 and other cost reduction activities implemented in the second quarter of 2006.

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” utilizing the modified prospective method. We recorded approximately $90,000 in selling, general and administrative expense during the quarter ended September 30, 2006 as a result of this adoption. Total compensation expense recognized for stock-based awards for the three months ended September 30, 2006 and 2005 was $118,000 and $48,000, respectively. Previously, we followed Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" for our stock-based compensation plans and the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As of September 30, 2006, we had unrecognized stock-based compensation of $1.0 million outstanding, which we expect to recognize over a weighted-average period of 2.6 years.

Reimbursed transition expenses were $1.5 million and $4.5 million for the quarters ended September 30, 2006 and 2005, respectively. The reimbursed transition expenses related to network and administrative services provided to TelePacific in accordance with the TSA. Costs billed under the TSA were based upon estimated costs to us, and as such no profit was recognized on the services performed under the TSA. The TSA ended on September 12, 2006 and reimbursement of transition expenses ended at that time. Continued services provided after September 12, 2006 are recorded under revenues. The enterprise services were provided by the same network assets and maintained and operated by the same employee base as other services provided by us. As such, our common network services or expenses cannot be segregated based upon the services provided and therefore the estimated costs have primarily been billed based upon a fixed fee per type of service or transaction. Due to the inseparability of our network, the absence of identifiable shared costs, and as no network assets were sold to TelePacific, we determined the transaction with TelePacific did not result in discontinued operations.

Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on average asset lives, recognition of technological advancements and understanding of business strategy. Consolidated depreciation and amortization expense decreased 11.8% to $3.0 million in the quarter ended September 30, 2006 from $3.4 million during the same period in 2005. The decrease in depreciation and amortization expense was primarily due to some assets becoming fully depreciated during the period, slightly offset by an increase in depreciation for new assets acquired in connection with our national expansion.

  Consolidated income from operations was $3.3 million for the quarter ended September 30, 2006 compared to $0.8 million during the same period in 2005 primarily due to the factors discussed in the preceding paragraphs.

  Consolidated interest expense, net increased to $1.4 million for the quarter ended September 30, 2006 compared to $1.1 million for the same period in 2005 due primarily to higher debt levels and increasing interest rates during 2006.

	Three Months Ended
	September 30,
	2006	2005
	(unaudited)
	(Dollars in thousands)
Interest on Senior Notes	$1,218	$1,218
Amortization of deferred financing costs	57	50
Other interest expense	406	5
Less interest income	(257)	(182)
	$1,424	$1,091

  For the quarters ended September 30, 2006 and 2005, our effective income tax rate was 5.3% and 40.0%, respectively.

  Consolidated net income was $2.3 million for the quarter ended September 30, 2006 compared to a net loss of $0.1 million during the same period in 2005 primarily due to the factors discussed in the preceding paragraphs.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

  Our significant revenue components and operational metrics for the nine months ended September 30, 2006 and 2005 are as follows:

	Nine Months Ended
	September 30,
	2006	2005	% Change
	(unaudited)
	(Dollars in millions)
Revenues:
Intercarrier compensation	$34.3	$32.5	5.5%
Mature Products	31.4	37.3	(15.8)%
Growth Products	7.1	2.6	173.1%
Total revenues	$72.8	$72.4	0.6%

Operational metrics:
Minutes of use (in billions)
Intercarrier	25.99	36.15	(28.1)%
Mature Products	0.07	0.20	(65.0)%
Growth Products	0.50	0.21	138.1%
Total minutes of use	26.56	36.56	(27.4)%

Total revenues, which is composed of intercarrier, mature products and growth products, increased 0.6% to $72.8 million in the nine months ended September 30, 2006 compared to $72.4 million for the same period in 2005. This increase was primarily attributable to revenue resulting from receipt of administrative orders to make disputed payments, settlements with carriers for prior disputed billings and a settlement and restructuring agreement with an ISP of $19.8 million during 2006 compared to settlements of $2.2 million in 2005, partially offset by lower revenues from lower minutes of use and a reduction in mature products services.

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

Intercarrier compensation revenues increased 5.5% to $34.3 million in the nine months ended September 30, 2006 from $32.5 million during the same period in 2005 primarily due to the receipt of administrative orders to make disputed payments and settlements for prior disputed billings of approximately $13.2 million during 2006 compared to settlements of $2.2 million in 2005, offset by lower revenues from a decrease in intercarrier minutes of use primarily due to a competitor, who is a customer, building out their own network, and a more rapid than expected decline in the Internet dial-up business.

Mature products revenues include dial access services, collocation, and all enterprise products. Revenues from mature products decreased $5.9 million, or 15.8% in the nine months ended September 30, 2006 from $37.3 million during the same period in 2005. The decrease was primarily due to the sale of substantially all of our enterprise customer base to TelePacific on March 11, 2005, lower revenues from lower minutes of use and Internet dial-up ISPs reducing services, partially offset by a settlement and restructuring agreement with an ISP of $6.5 million during the third quarter of 2006. The settlement and restructuring agreement with the ISP, assuming no increase in volume, is expected to result in an increase in revenues of $5.4 million for 2006 and a decrease in revenues of $4.6 million and $2.6 million for 2007 and 2008, respectively.

Growth products revenues include the VoiceSource suite (PSTN on Ramp, IFEX, PSTN on Ramp with NDS and Driver’s Seat), exchange advantage and enhanced dial access. Revenues from growth products increased $4.5 million, or 173.1% in the nine months ended September 30, 2006 from $2.6 million during the same period in 2005. The increase was due primarily to volume growth from products introduced in 2005. This increase was primarily in the western footprint and we expect gradual increases in our eastern footprint as we complete our expansion along with our VeriSign, Inc. alliance by the end of the year.

Total minutes of use, which is composed of intercarrier, mature products and growth products declined 27.4% to 26.56 billion in the nine months ended September 30, 2006 from 36.56 billion for the same period in 2005. Intercarrier minutes of use are composed of minutes of use resulting from both mature products and growth products that are initiated on another carrier’s network but terminated on our network. Intercarrier minutes of use decreased 28.1% to 25.99 billion during the nine months ended September 30, 2006 from 36.15 billion for the same period in 2005, due to a competitor, who is a customer, building out their own network, and a more rapid than expected decline in the Internet dial-up business. Mature products minutes of use decreased to 0.07 billion for the nine months ended September 30, 2006 from 0.20 billion for the same period in 2005. Growth products minutes of use increased to 0.50 billion for the nine months ended September 30, 2006 from 0.21 billion for the same period in 2005. We believe that the decrease in the minutes of use for mature products and the increase in the minutes of use related to growth products reflects the changing focus of our business as well as the recent introduction of new products.

The significant costs and expenses for the nine months ended September 30, 2006 and 2005 are as follows:

	Nine Months Ended
	September 30,
	2006	2005	% Change
	(unaudited)
	(Dollars in millions)
Costs and expenses:
Network expenses (exclusive of depreciation shown separately below)	$29.7	$29.9	(0.7)%
Selling, general and administrative	40.0	40.1	(0.2)%
Reimbursed transition expenses	(7.1)	(7.3)	(2.7)%
Depreciation and amortization	8.9	10.3	(13.6)%
Restructuring charges	0.3	0.6	(50.0)%
Total costs and expenses	$71.8	$73.6	(2.4)%

Consolidated network expenses decreased $0.2 million, or 0.7% during the nine months ended September 30, 2006 compared to $29.9 million during the same period in 2005 due primarily to improved network efficiency in addition to former customers transitioning off our network as a result of the sale of substantially all of our enterprise customer base to TelePacific’s network, offset slightly by increased expenses associated with our national expansion. During this transition period, which ended September 12, 2006, we were obligated under the TSA, among other things, to provide certain transition services to TelePacific at our estimated cost. The estimated costs reimbursed to us included network related services and are included under “Reimbursed transition expenses.”

Consolidated selling, general and administrative expenses decreased 0.2% to $40.0 million for the nine months ended September 30, 2006 from $40.1 million during the same period in 2005 due primarily to suspended compensation associated with company and individual team performance goals.

We expect selling, general and administrative expenses to decline after the second quarter of 2006 primarily as a result of the 2006 restructuring plan, in which approximately 32 employees were terminated, a 10% reduction in pay for officers beginning in the third quarter of 2006 and other cost reduction activities implemented in the second quarter of 2006.

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” utilizing the modified prospective method. We recorded approximately $292,000 in selling, general and administrative expense during the nine months ended September 2006 as a result of this adoption. Total compensation expense recognized for stock-based awards for the nine months ended September 30, 2006 and 2005 was $396,000 and $140,000, respectively. Previously, we followed Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" for our stock-based compensation plans and the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As of September 30, 2006, we had unrecognized stock-based compensation of $1.0 million outstanding, which we expect to recognize over a weighted-average period of 2.6 years.

Reimbursed transition expenses were $7.1 million for the nine months ended September 30, 2006 compared to $7.3 million during the same period in 2005. The reimbursed transition expenses related to network and administrative services provided to TelePacific in accordance with the TSA. Costs billed under the TSA were based upon estimated costs to us, and as such no profit was recognized on the services performed under the TSA. The TSA ended on September 12, 2006 and reimbursement of transition expenses ended at that time. Continued services provided after September 12, 2006 are recorded under revenues. The enterprise services were provided by the same network assets and maintained and operated by the same employee base as other services provided by us. As such, our common network services or expenses cannot be segregated based upon the services provided and therefore the estimated costs have primarily been billed based upon a fixed fee per type of service or transaction. Due to the inseparability of our network, the absence of identifiable shared costs, and as no network assets were sold to TelePacific, we determined the transaction with TelePacific did not result in discontinued operations.

Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on average asset lives, recognition of technological advancements and understanding of business strategy. Consolidated depreciation and amortization expense decreased 13.6% to $8.9 million in the nine months ended September 30, 2006 from $10.3 million during the same period in 2005. The decrease in depreciation and amortization expense was primarily due to some assets becoming fully depreciated during the period in addition to the sale of some assets as part of the sale of substantially all of our enterprise customer base, partially offset by an increase in depreciation for new assets acquired in connection with our national expansion.

Restructuring charges were approximately $0.3 million for the nine months ended September 30, 2006 primarily due to employee termination benefits related to the June 2006 reduction in force. Restructuring charges were $0.6 million for the same period in 2005. The 2005 charges related primarily to the completion of the sale of substantially all of our enterprise customer base for employee termination benefits and rent expense for vacated premises.

Consolidated income from operations was $1.1 million for the nine months ended September 30, 2006 compared to a consolidated loss from operations of $1.3 million during the same period in 2005.

Consolidated interest expense, net decreased to $4.3 million for the nine months ended September 30, 2006 compared to $5.2 million for the same period in 2005 due primarily from the extinguishment of the Senior Secured Note during the first quarter of 2005. The decrease was partially offset by higher debt levels and increasing interest rates during 2006. Our interest expense, net was as follows:
	Nine Months Ended
	September 30,
	2006	2005
	(unaudited)
	(Dollars in thousands)
Interest on Senior Notes	$3,655	$3,655
Accreted discount on Senior Secured Note	-	1,262
Amortization of deferred financing costs	171	255
Other interest expense	1,131	524
Less interest income	(629)	(498)
	$4,328	$5,198

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

For the nine months ended September 30, 2006 and 2005, our effective income tax rate was 4.1% and 2.9%, respectively.

Consolidated net loss was $2.8 million for the nine months ended September 30, 2006 compared to net income of $14.9 million during the same period in 2005 primarily due to the factors discussed in the preceding paragraphs.

Quarterly Operating and Statistical Data:

The following tables summarize the unaudited results of operations as a percentage of revenues for the three and nine months ended September 30, 2006 and 2005. The following data should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report:
	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Consolidated Statements of Operations
Data:

Revenue	100.0%	100.0%	100.0%	100.0%
Network expenses (exclusive of depreciation shown separately below)	37.9%	43.0%	40.8%	41.3%
Selling, general and administrative expenses	43.8%	58.1%	54.9%	55.4%
Reimbursed transition expenses	(5.7)%	(20.0)%	(9.8)%	(10.1)%
Depreciation and amortization expenses	11.4%	15.0%	12.3%	14.3%
Income (loss) from operations	12.7%	3.7%	1.5%	(1.8)%
Net income (loss)	8.9%	(0.6)%	(3.8)%	20.6%

The following table sets forth unaudited statistical data for each of the specified quarters of 2006 and 2005. The operating and statistical data for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	2006			2005
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ports equipped	1,288,704	1,288,704	1,151,616	1,151,616	1,054,848
Quarterly minutes of use switched (in billions)	6.6	8.8	11.2	12.0	12.2
Capital additions (in thousands)	$1,266	$557	$10,568	$5,797	$3,259
Employees	236	236	266	245	234

Liquidity and Capital Resources:

Sources and uses of cash. At September 30, 2006, cash and short-term investments decreased $5.0 million to $21.7 million from $26.7 million at December 31, 2005. The decrease was primarily due to costs associated with our national expansion, debt interest payments and lower customer receipts. Approximately $12.0 million of our cash and short-term investments was subject to a compensating balance arrangement with Comerica. As a result of the restructuring described above, on November 15, 2006, the compensating balance arrangement was terminated.

Net cash provided by operating activities was $0.5 million for the nine months ended September 30, 2006 compared to $5.0 million for the same period ended in 2005. The cash provided for 2006 was primarily due to income from operations.

Net cash used in investing activities was $9.0 million for the nine months ended September 30, 2006 due primarily to the purchase of property and equipment. Net cash provided by investing activities was $20.8 million during the nine months ended September 30, 2005 due primarily to proceeds from the sale of substantially all of our enterprise customer base in March 2005.

Net cash provided by financing activities of $3.5 million for the nine months ended September 30, 2006 was primarily due to proceeds from borrowings under notes payable. Net cash used in financing activities was $41.1 million during the nine months ended September 30, 2005 primarily due to the prepayment of the Senior Secured Note with proceeds from the sale of the enterprise customer base and cash on hand.

Cash requirements. The telecommunications service business is capital intensive. Our operations have required the expenditure of substantial amounts of cash for the design, acquisition, construction and implementation of our network, particularly in connection with the national expansion. We continue to implement our national expansion and otherwise enhance our infrastructure in 2006 and beyond. As a result of the national expansion, various other capital projects and our business plan, as currently contemplated, we anticipate making capital expenditures, excluding acquisitions, if any, of approximately $6.8 million for the next twelve months. However, the actual cost of capital expenditures will depend on a variety of factors. Accordingly, our actual capital requirements may exceed, or fall below this amount.

During the normal course of business, we may enter into agreements with some suppliers, which allow these suppliers to have equipment or inventory available for purchase based upon criteria as defined by us. As of September 30, 2006, we did not have any material future purchase commitments to purchase equipment from any of our vendors.

Debt outstanding. At September 30, 2006 and December 31, 2005, long-term debt and capital lease obligations consist of the following:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Senior Notes	$36,102	$36,102
Capital lease obligations	548	651
Notes payable	16,424	12,159
Less current portion of notes payable and capital leases	(5,404)	(5,392)
	$47,670	$43,520

 The Senior Notes of which there is $36.1 million in principal amount outstanding at September 30, 2006 and December 31, 2005, mature on February 1, 2009 and bear interest at 13.5% per annum payable in semiannual installments, with all principal due in full on February 1, 2009. As described above, we have received a commitment from an investment advisor that has represented that it has discretion over approximately $21.0 million of the $36.1 million of outstanding principal amount of the Senior Notes to tender into an exchange offer made to all holders of Senior Notes for newly designated 13.5% Notes due 2009.

In March 2006, we completed a financing agreement with Cisco Systems, Inc. for various network equipment and related maintenance. This financing agreement was comprised of a $0.3 million equipment capital lease and a $0.2 million note payable exchanged for a 36-month maintenance services agreement. As of September 30, 2006 the principal balance for the capital lease portion of the arrangement was $0.2 million, and is included in the above table under Capital Lease Obligations. As of September 30, 2006 the principal balance of the note payable was $0.1 and is included in the above table under Notes Payable. This obligation was not restructured in connection with the restructuring discussed above.

In November 2005, we entered into a Senior Secured Credit Facility with Comerica, which provided for up to $5 million of revolving advances and up to $15 million of term loans, subject to certain conditions. Any revolving advances were not to exceed 80% of eligible accounts receivables and were due and payable in full on November 9, 2007. There were no revolving advances as of September 30, 2006.

The term loan portion of the Senior Secured Credit Facility, which was to be used within certain limitations to finance capital equipment expenditures and acquisitions or to refinance the Senior Notes, was structured into two tranches; the first included all term loan borrowings through June 9, 2006, at which point it expired, and was payable in thirty equal monthly installments commencing July 1, 2006. The second tranche started June 10, 2006 and continued through January 9, 2007 at which point it expired, and was payable in twenty-three equal monthly installments commencing February 1, 2007.

Rates for borrowings under the Senior Secured Credit Facility floated and were based, at our election, at 2.75% above a calculated Eurodollar rate for the revolving advances and 3.75% above a Eurodollar rate for the term loans or Comerica’s prime rate for the revolving advances and Comerica’s prime rate plus 0.5% for the term loans. The Senior Secured Credit Facility was secured by all of our personal property and required us to maintain certain financial and restrictive covenants. As of September 30, 2006 and December 31, 2005, the term loan principal balance was $9.5 million and $2.5 million, respectively, and is included in the above table under Notes Payable.

On May 30, 2006, July 31, 2006 and September 25, 2006 we entered into amendments to the Senior Secured Credit Facility with Comerica that provided, among other things, that the financial covenants based upon the adjusted quick ratio, the debt service coverage ratio and the total liabilities to effective tangible net worth covenants under the Senior Secured Credit Facility were amended such that we would not be required to comply with such covenants as they were in effect prior to the amendments during the compliance periods through and including November 30, 2006; provided that we remained in compliance with the minimum cash covenant, which, as amended, required the minimum cash covenant specifies that we maintain a minimum balance of cash at Comerica equal to $2.5 million in excess of the outstanding indebtedness. The Amendments also provided that we could not request additional extensions of credit under the Senior Secured Credit Facility until we was in compliance with all of the financial covenants.

As described above, as part of the restructuring, on November 15, 2006, an affiliate of Columbia Ventures purchased our Senior Secured Credit Facility, which had an outstanding balance at such time of approximately $8.8 million, from our senior lender, Comerica. In connection with this purchase, Comerica assigned its rights and obligations under the Senior Secured Credit Facility to the loan purchaser and, concurrently with such purchase and assignment, such facility was amended and restated to provide, among other things, an increase in the maximum loan commitment to $24.0 million, consisting of an $8.0 million revolving credit facility and a $16.0 million term loan in two tranches of approximately $8.8 million and $7.2 million.

Under revolving facility, as amended and restated, on and after February 1, 2007, the debt purchaser will make revolving loans to us of not less than $250,000, not to exceed the least of (i) $8,000,000, (ii) 85% of eligible accounts receivable, and (iii) the amount necessary to replenish the aggregate amount of our unrestricted cash and cash equivalents to $5,000,000 until December 31, 2008, at which time the revolving loans become due and payable. The revolving loans will accrue interest at 12% per annum. The interest accrued becomes due and payable at maturity.

Under the term loan facility, as amended and restated, approximately $8.8 million, the maximum amount of the first tranche, was drawn on November 15, 2006 in order to fully refinance the aggregate obligations outstanding to Comerica under the Senior Secured Credit Facility and reimburse Comerica for its legal expenses in connection with such transaction. We may borrow from the loan purchaser up to an aggregate of approximately $7.2 million under the second tranche upon the latest to occur of (i) February 1, 2007, (ii) the commercial availability of our DIDOD Release 1.1 and (iii) the effective date of long term binding agreements between us and VeriSign, Inc. acceptable to the loan purchaser. Any amounts borrowed under the term loan facility are due and payable on December 31, 2008 and will accrue interest at 12% per annum, such interest to become due and payable at maturity. There can be no assurance that we will meet the conditions in order to draw upon these funds.

Obligations under the Senior Secured Credit Facility, as amended and restated, are secured by all of our personal property. Such facility contains usual and customary events of default or facilities of this nature and provides that upon the occurrence of an event of default, the loan purchaser may, among other things, accelerate the payment of all amounts payable under the facility and cease to advance money or extend credit for our benefit. Under the terms of the Senior Secured Credit Facility, as amended and restated, we are also required to maintain certain financial and restrictive covenants which limit, among other things, our ability to incur additional indebtedness, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain capital expenditures. Our ability to borrow additional amounts under such facility is also subject to receipt of specified regulatory approvals and the satisfaction of other customary conditions.

In addition, as described above, as part of the restructuring, we reached an agreement with Merrill Lynch Capital to restructure approximately $5.7 million of our obligations to them. Such agreement provides for, among other things, deferral of payments of principal and interest due to them in January and February of 2007, waiver of compliance with certain covenants and a commitment to restructure the maturity date and payment terms on the remaining obligations should certain conditions be met. In addition, under such agreement, we agreed to pay Merrill Lynch Capital in respect of our obligations an amount equal to 20% of any interest savings achieved as a result of the tender of more than $21.0 million in principal amount of Senior Notes as part of the exchange offer we intend to conduct in respect of our Senior Notes.

Future uses and sources of cash. Our principal sources of operating funds for the remainder of 2006 and the first nine months of 2007 are anticipated to be current cash and short-term investment balances, borrowing under our Senior Secured Credit Facility, as amended an restated, and cash flows from operating activities. However, there can be no assurance that the conditions to availability of borrowing under our Senior Secured Credit Facility will be satisfied. If such conditions are not satisfied, we will not be able to rely on our Senior Secured Credit Facility for operating funds, which may materially and adversely impact our ability to pursue our business plans and objectives. We currently expect to fund the following expenditures during the next 12 months:

•  interest payments of approximately $2.5 million on notes (assumes tender of $21.0 million of Senior Notes and the restructuring of our obligations to Merrill Lynch Capital is completed);

•     anticipated capital expenditures of approximately $6.8 million;

•  debt principal payments of approximately $2.4 million (assumes the restructuring of our obligations to Merrill Lynch Capital is completed); and

•     capital lease payments (including interest) of approximately $0.4 million.

On September 25, 2006, the Company’s common stock was delisted from the Nasdaq Capital Market due to noncompliance with Nasdaq’s minimum bid price requirement. The Company’s stock is now quoted in the Pink Sheets and on The OTC Bulletin Board®. Removal from the Nasdaq Capital Market could have a material adverse effect on the Company’s ability to raise additional equity capital should that become necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At September 30, 2006, we had an outstanding note payable of $9.5 million to Comerica Bank (Comerica). This note is at Comerica’s prime rate plus 0.5%, which was 8.75% as of September 30, 2006. A hypothetical 1% point increase in short-term interest rates would reduce the annualized income before tax by approximately $0.1 million as a result of higher interest expense.

We are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. As of September 30, 2006 all of our cash and investments are in cash equivalents. A hypothetical 1% decrease in short-term interest rates would reduce the annualized pretax interest income on our $21.7 million cash and cash equivalents at September 30, 2006, by approximately $0.2 million.

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

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. It should be recognized that the design of any system of controls is based upon certain assumptions about the scope of the tasks to be performed and the environment in which the tasks are to be performed. As such, the Company's internal controls provide the Company with a reasonable assurance of achieving their intended effect.

PART II
OTHER INFORMATION
ITEM 1. Legal Proceedings

  See Note 8 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q and “Management's Discussion and Analysis of Financial Condition and Results of Operations—Introduction” for a description of certain legal proceedings involving the Company.

ITEM 1A. Risk Factors

  Below are material changes from the previously reported risk factors as noted in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 filed with the SEC on March 29, 2006.

We may not be able to satisfy the conditions to borrow and comply with certain financial covenants and events of default under our Senior Secured Credit Facility, as amended and restated.

  Our Senior Secured Credit Facility, as amended and restated, is expected to be one of our principal sources of operating funds. However, there can be no assurance that the conditions to availability of borrowing under the Senior Secured Credit Facility will be satisfied. If such conditions are not satisfied, we will not be able to rely on our Senior Secured Credit Facility for operating funds, which may materially and adversely impact our ability to pursue our business plans and objectives.

  In addition, we are subject to certain financial and operational covenants and events of default under the Senior Secured Credit Facility, including an event of default based upon our failure to obtain tenders for 51% of the Senior Notes in the planned exchange offer. Failure to comply with such covenants and events of default could result in certain remedies being exercised by the loan purchaser that could give the loan purchaser the right to accelerate, or declare due and payable, all outstanding amounts under the Senior Secured Credit Facility, as amended and restated.

A decline in liquidity and/or increase in volatility associated with the delisting of our common stock from the Nasdaq Capital market.

  We have been delisted from the Nasdaq Capital Market. Our common stock is currently traded in the over-the-counter market. Trading in the over-the-counter market may adversely impact our stock price and liquidity, and the ability of our stockholders to purchase and sell our shares in an orderly manner. Furthermore, the delisting of our shares could damage our general business reputation.

ITEM 6. Exhibits
Exhibits

10.66	Fifth Amendment to Loan and Security Agreement dated September 25, 2006, by and between Comerica Bank and the Company.

10.67
Settlement and Restructuring agreement dated September 29, 2006, by and between Qwest Communication Corporation, Qwest Corporation and the Company.   Certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

10.68	Agreement regarding compensation on change of control dated August 30, 2006, made by and between the Company and Michael Hawn, Vice President of Customer Network Services.

10.69	Agreement regarding compensation on change of control dated August 30, 2006, made by and between the Company and Eric Jacobs, Vice President of Sales.

10.70	Agreement regarding compensation on change of control dated August 30, 2006, made by and between the Company and Ravi Brar, Chief Operating Officer.

10.71	Agreement regarding compensation on change of control dated August 30, 2006, made by and between the Company and Todd Putnam, Chief Information Officer.

10.72	Separation Agreement with Wallace W. Griffin, dated October 25, 2006.

31.1	Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Michael L. Sarina, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Henry R. Carabelli, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Michael L. Sarina, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Note: ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 20, 2006.

                    PAC-WEST TELECOMM, INC.

                    /s/ Henry R. Carabelli
                    _____________________________
                    Henry R. Carabelli
                    President and Chief Executive Officer

                    /s/ Michael L. Sarina
                    ______________________________
                    Michael L. Sarina
                    Chief Financial Officer